Form 10-Q
period 1999-07-31
AGILE SOFTWARE CORP
filed 1999-09-14
CIK 1088653

                              UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             _____________________

                                   Form 10-Q

 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

                 For the quarterly period ended July 31, 1999

                                      OR

 [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                       Commission File Number 333-81387

                          AGILE SOFTWARE CORPORATION
            (Exact name of registrant as specified in its charter)

                Delaware                             77-0397905
       (State of incorporation)        (IRS Employer Identification No.)


                One Almaden Boulevard  San Jose, Ca 95113-2253
         (Address of principal executive offices, including ZIP code)

                                (408) 975-3900
             (Registrant's telephone number, including area code)

                                     None
  (Former name, former address and former fiscal year, if changed since last report)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No ___, and (2) has
                                                  ---
been subject to such filing requirements for the past 90 days. Yes ___ No X.
                                                                         ---

  The number of shares outstanding of the Registrant's Common Stock as of July 31, 1999 was 4,574,683

================================================================================

                             AGILE SOFTWARE CORP.

                                     INDEX




                                                                        Page No.
                                                                        -------

Part I.  Financial Information

Item 1.  Financial Statements (unaudited)

             Condensed Consolidated Balance Sheets at July 31, 1999
             and April 30, 1999                                             1

             Condensed Consolidated Statements of Operations for the
             Three Months Ended July 31, 1999 and 1998                      2

             Condensed Consolidated Statements of Cash Flows for the
             Three Months Ended July 31, 1999 and 1998                      3

             Notes to Condensed Consolidated Financial Statements           4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          7


Part II. Other Information

Item 1.  Legal Proceedings                                                 28

Item 2.  Changes in Securities and Use of Proceeds                         28

Item 3.  Defaults Upon Senior Securities                                   28

Item 4.  Submission of Matters to a Vote of Security Holders               28

Item 5.  Other Information                                                 29

Item 6.  Exhibits and Reports on Form 8-K                                  29

Signature                                                                  30

Exhibit Index                                                              31

Part 1 - Financial Information

Item 1.  Financial Statements

                          AGILE SOFTWARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (in thousands, except per share amounts)

                                                         July 31,    April 30,
                                                           1999         1999
                                                        -----------  ----------
                                                        (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents...........................    $  9,639    $ 10,003
  Accounts receivable, net............................       3,131       4,980
  Other current assets................................         643         624
                                                          --------    --------
     Total current assets.............................      13,413      15,607
Property and equipment, net...........................       2,668       1,973
Other assets..........................................         341         368
                                                          --------    --------
                                                          $ 16,422    $ 17,948
                                                          ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................    $  2,079    $  1,287
  Accrued expenses and other liabilities..............       3,653       3,618
  Deferred revenue....................................       5,353       5,107
  Current portion of capital lease obligations........         766         735
  Current portion of notes payable....................         937         686
                                                          --------    --------
     Total current liabilities........................      12,788      11,433

Capital lease obligations, noncurrent.................         811         871
Notes payable, noncurrent.............................       2,102       2,353
                                                          --------    --------
     Total liabilities................................      15,701      14,657
                                                          --------    --------

Stockholders' equity:
 Convertible Preferred Stock, $0.001 par value;
  31,176 shares authorized; 11,874 shares
  issued and outstanding..............................          12          12
 Common Stock, $0.001 par value; 100,000 authorized;
   4,575 shares and 4,200 shares
   issued and outstanding.............................           5           4
Additional paid-in capital............................      42,006      35,503
Notes receivable from stockholders....................      (1,701)       (748)
Unearned stock compensation...........................      (8,992)     (4,947)
Accumulated deficit...................................     (30,609)    (26,533)
                                                          --------    --------
     Total stockholders' equity.......................         721       3,291
                                                          --------    --------
                                                          $ 16,422    $ 17,948
                                                          ========    ========

  See accompanying notes to these condensed consolidated financial statements.

                          AGILE SOFTWARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (in thousands, except per share amounts)

                                                                     Three Months Ended July 31,
                                                                   -----------------------------
                                                                           1999         1998
                                                                   --------------  -------------
                                                                            (unaudited)
Revenues:
   License..................................................              $ 3,654        $ 2,270
   Professional services....................................                1,159            655
   Maintenance..............................................                1,077            316
                                                                          -------        -------
       Total revenues                                                       5,890          3,241
                                                                          -------        -------


Cost of revenues:
   License..................................................                  223            165
   Professional services....................................                  921            756
   Maintenance..............................................                  482            237
                                                                          -------        -------
       Total cost of revenues                                               1,626          1,158
                                                                          -------        -------
Gross profit                                                                4,264          2,083
                                                                          -------        -------
Operating expenses:
   Sales and marketing......................................                4,546          2,756
   Research and development.................................                1,486          1,076
   General and administrative...............................                  753            431
   Amortization of stock compensation.......................                1,428            444
                                                                          -------        -------
       Total operating expenses.............................                8,213          4,707
                                                                          -------        -------

Loss from operations........................................               (3,949)        (2,624)

Interest and other income...................................                   90            102
Interest expense............................................                 (217)           (50)
                                                                          -------        -------
Net loss....................................................              $(4,076)       $(2,572)
                                                                          =======        =======

Net loss per share:
  Basic and diluted.........................................              $ (1.23)       $ (0.94)
                                                                          =======        =======
  Weighted average shares...................................                3,324          2,724
                                                                          =======        =======

  See accompanying notes to these condensed consolidated financial statements.

                          AGILE SOFTWARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                                         Three Months Ended July 31,
                                                                     ----------------------------------
                                                                            1999            1998
                                                                     ----------------  ----------------
                                                                                (unaudited)
 Cash flows from operating activities:
 Net loss..........................................................          $(4,076)          $(2,572)
 Adjustments to reconcile net loss to net cash
  provided by (used in)operating activities:
   Provision for doubtful accounts.................................               38                47
   Depreciation....................................................              357               212
   Amortization of stock compensation..............................            1,428               444
   Warrant expense.................................................               21                 -
   Changes in assets and liabilities:
    Accounts receivable............................................            1,811               567
    Other assets, current and non-current..........................              (13)             (200)
    Accounts payable...............................................              792              (413)
    Accrued expenses and other liabilities.........................               35               339
    Deferred revenue...............................................              246              (199)
                                                                             -------           -------
     Net cash provided by (used in)operating activities                          639            (1,775)
                                                                             -------           -------
Cash flows from investing activities:
 Acquisition of property and equipment.............................             (888)              (30)
                                                                             -------           -------
   Net cash used in investing activities...........................             (888)              (30)
                                                                             -------           -------
Cash flows from financing activities:
  Proceeds from bank line of credit................................                -               900
  Repayment of bank line of credit.................................                -            (1,900)
  Repayment of capital lease obligations                                        (193)             (134)
  Proceeds from issuance of Common Stock, net of
  repurchase.......................................................               64                 8
  Repayment of notes receivable from stockholders..................               14                 2
  Proceeds from issuance of Convertible Preferred
   Stock, net......................................................                -            11,977
                                                                             -------           -------
     Net cash provided by (used in)financing activities                         (115)           10,853
                                                                             -------           -------
Net increase (decrease)in cash and cash
 equivalents.......................................................             (364)            9,048

Cash and cash equivalents at beginning of period...................           10,003             2,160
                                                                             -------           -------
Cash and cash equivalents at end of period.........................          $ 9,639           $11,208
                                                                             =======           =======
Supplemental disclosure:
 Cash paid for interest............................................          $   114           $    40
                                                                             =======           =======
Noncash investing and financing activities:
 Common Stock issued in exchange for notes
  receivable.......................................................          $   967          $     66
                                                                             =======          ========
 Property and equipment acquired under capital
  lease............................................................          $   164          $     84
                                                                             =======          ========

    See accompanying notes to these condensed consolidated financial statements.

                          AGILE SOFTWARE CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying condensed consolidated financial statements as of July 31, 1999 and for the three months ended July 31, 1999 and 1998 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for their fair presentation. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-1 for the fiscal year ended April 30, 1999. The results of operations for the three months ended July 31, 1999 are not necessarily indicative of results to be expected for the full year or any other period.

2.   Revenue Recognition

     The Company derives revenues from the license of software products under software license agreements and from the delivery of professional services and maintenance services. When contracts contain multiple elements, and vendor specific objective evidence exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the "Residual Method" prescribed by Statement of Position ("SOP") 98-9. License revenues are recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable, and delivery and customer acceptance, if required under the terms of the contract, of the software products have occurred. In the event the Company grants its customers the right to specified upgrades, license revenue is deferred until delivery of the specified upgrade. If vendor-specific objective evidence of fair value exists for the specified upgrade, then an amount equal to this fair value is deferred. If vendor-specific objective evidence of fair value does not exist, then the entire license fee is deferred until the delivery of the specified upgrade. A provision for the estimated losses on fixed-price contracts is recognized in the period in which the loss becomes known. Allowances for estimated returns are provided upon product delivery. In instances where vendor obligations remain, revenues are deferred until the obligation has been satisfied. Revenues from professional services consist of implementation and training services. Training revenues are recognized as the services are performed. Implementation services are typically performed under fixed-price contracts and accordingly, revenues are recognized upon customer acceptance. Maintenance contracts include the right to unspecified upgrades on a when-and-if available basis, and ongoing support. Maintenance revenues are recognized ratably over the term of the maintenance contract, which is generally twelve months.

3.   Net Loss Per Share

     Basic net loss per share is computed by dividing the net loss available to holders of Common Stock for the period by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of Common Stock number and potential shares of Common Stock. The calculation of diluted net loss per share excludes potential shares of Common Stock if their effect is antidilutive. Potential shares of Common Stock consist of unvested restricted Common Stock, incremental shares of Common Stock issuable upon the exercise of stock options and warrants and shares of Common Stock issuable upon the conversion of the Company's Series A, Series B, Series C, Series D and Series F Convertible Preferred Stock.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                                                 Three Months Ended July 31,
                                                                            ------------------------------------
                                                                                  1999                 1998
                                                                            ----------------     ---------------
                                                                                          (unaudited)

Numerator
 Net loss.................................................................      $    (4,076)     $       (2,572)
                                                                                ============     ===============

Denominator
 Weighted average shares..................................................            4,397               4,015
 Weighted average unvested shares of Common Stock subject to repurchase...           (1,073)             (1,291)
                                                                                ------------     ---------------

 Denominator for basic and diluted calculation............................            3,324               2,724
                                                                                ============     ===============

Net loss per share:
 Basic and diluted........................................................      $     (1.23)     $        (0.94)
                                                                                ============     ===============

     At July 31, 1999 14,374,000 potential common shares are excluded from the determination of diluted net loss per share as the effect of such shares is antidilutive.

4.   Comprehensive Income

     The Company reports components of comprehensive income (loss) in its annual consolidated statement of stockholders' equity. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, the Company has not had any significant transactions that are required to be reported in comprehensive income.

5.   Segment Information

     The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the quarters ended July 31, 1999 and 1998, the Company operated in a single business segment, primarily in the United States. Through July 31, 1999, foreign operations were not significant in either revenue or investment in long-lived assets.

6.   Initial Public Offering

     In August 1999, the Company completed its initial public offering of 3,450,000 shares of Common Stock (including the exercise of the underwriters' overallotment option)at $21.00 per share. Net proceeds to the Company, before offering expenses, were $67.4 million or $19.53 per share. Simultaneous with the closing of the initial public offering, the Company sold an aggregate of 665,641 shares of Common Stock at $19.53 per share in private placements to Dell Computer Corporation, Flextronics International Ltd., and Marshall Industries.

7.   Stock Option Grants

     During the period from August 1, 1999 through its initial public offering, the Company granted options to purchase an aggregate of 639,500 shares of Common Stock at exercise prices ranging from $10.00 to $19.00 per share. The Company expects to record additional unearned stock compensation with respect to these stock option grants of approximately $1.2 million. In addition, during August 1999, the Company granted 65,000 options to consultants. The Company will account for these options under variable plan accounting and has calculated the fair value of these options on the date of grant of at least $1.1 million using the Black-Scholes option pricing model as prescribed by SFAS No. 123 with the following underlying assumptions: expected volatility of 50%, risk-free interest rate of 5.9% and option terms of ten years. The Company will record an expense relating to these options each quarter over the five-year vesting period of the options.

8.   Borrowings

     At July 31, 1999 the Company had $3.0 million outstanding of subordinated notes payable which bear interest at an annual rate of 11.75% and are payable through fiscal 2002. The Company used a portion of the proceeds from its initial public offering to prepay these subordinated notes payable in their entirety on August 31, 1999. At July 31, 1999, the Company had unamortized interest of $232,000 related to warrants issued in connection with these subordinated notes payable. As a result of the repayment of the subordinated notes payable, we will recognize the unamortized interest balance as an expense in the quarter ended October 31, 1999.

On July 17, 1999, the company renewed its existing line of credit through august 2000 and increased the line of credit to provide for borrowings of up to $5,000,000, including $500,000 available for the issuance of letters of credit and foreign currency exchange activity. Borrowings under the credit agreement bear interest at an annual rate of 8.5%, subject to adjustment by the bank. The interest rate was 8.5% at July 31, 1999. Borrowings under the line of credit are secured by the assets of the Company. As of July 31, 1999 no amount was outstanding under the line. In connection with this line-of-credit, the Company is required to meet certain monthly financial tests, including a minimum tangible net worth and a minimum quick ratio. At July 31, 1999, the Company was in compliance with all financial covenants.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in "Other Factors Affecting Operating Results" and "Liquidity and Capital Resources" below, as well as Risk Factors included in the our Rule 424(b)(3) prospectus dated August 20, 1999, as filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

Overview

     We develop and market product content management software for the use within and among companies in a manufacturing supply chain over the Internet. Our suite of software products is designed to improve the ability of all members of the supply chain to communicate and collaborate with one another about new or changing information concerning the manufacture, source or supply of products or components. We were founded in March 1995 and in June 1996 we began selling our first products and delivering related services. We currently license our products in the United States through our direct sales force, and in Europe through our direct sales force and distributors. To date, revenues from international sales have not been material. We have derived our revenues principally from the licenses of our products, the delivery of professional services and from maintenance contracts.

     Customers who license our software products receive a license for our application servers, one or more user licenses, and third-party provided adapters to connect with the customer's other existing enterprise systems. Our customers generally purchase a limited number of user licenses at the time of the initial license of the software products and may purchase additional user licenses as needed. Customers may purchase implementation services from us. These professional services are generally provided on a fixed-price basis and are often provided by third-party consulting organizations. We also offer fee-based training services to our customers. As of July 31, 1999, over 98% of our customers who licensed our products had purchased maintenance contracts, which provide unspecified software upgrades, on a when-and-if available basis, and technical support over a stated term, which is generally a twelve-month period, and over 90% of our customers had renewed their maintenance contracts. We cannot assure you that we will continue to experience these rates of purchases of maintenance agreements or renewals.

     We recognize revenue under Statement of Position, or SOP, 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions. When contracts contain multiple elements and vendor-specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the "Residual Method" prescribed by SOP 98-9. Software licenses sold to new customers are recognized as revenue upon installation and acceptance by the customer. Software licenses sold to existing customers, or add-on sales, do not include acceptance provisions and are recognized as revenue upon shipment of the software product. In the event we grant our customers the right to specified upgrades, license revenue is deferred until delivery of the specified upgrade. If vendor-specific objective evidence of fair value exists for the specified upgrade, then an amount equal to this fair value is deferred. If vendor-specific objective evidence of fair value does not exist for the specified upgrade, then the entire license fee is deferred until the delivery of the specified upgrade.

For the quarter ended July 31, 1999, 53% of our license revenue was generated from new customers, with the remaining license revenues attributable to existing customers. For the quarter ended July 31, 1998, 81% of our license revenue was generated from new customers, with the remaining license revenues attributable to existing customers. Our professional services revenues consist of implementation services which are recognized upon customer acceptance and training revenues which are recognized as the services are performed. Our maintenance revenues are recognized ratably over the contract period, generally twelve months.

     Our cost of license revenues includes royalties due to third parties for integrated technology, the cost of manuals and product documentation, production media used to deliver our products and packaging costs. Our cost of professional services revenues includes salaries and related expenses for the implementation and training services organizations, costs of third parties contracted to provide implementation services to customers and an allocation of our overhead expenses. Our cost of maintenance revenues includes salaries and related expenses for the customer support organization and an allocation of our overhead expenses. The cost of professional services can fluctuate depending upon whether more or less of the professional services are provided to our customers by us rather than by third-party service providers. We generally provide implementation services to our customers on a fixed-price basis. If we have to engage independent contractors or third parties to provide these services on our behalf, it is generally at higher cost resulting in a lower gross margin than if we had provided the services to our customers ourselves. Therefore, our gross margin from professional services may fluctuate based on who performs the services and the actual cost to provide these services. Although services revenues may increase in absolute dollars if we increase the professional services we provide, services revenues have lower gross margins than license revenues. Our overall gross profit can therefore fluctuate based on the mix of license revenues compared to professional services revenues and maintenance revenues.

     Our operating expenses are classified as sales and marketing, research and development and general and administrative. We classify all charges to these operating expense categories based on the nature of the expenditures. Although each category includes expenses that are unique to the category type, there are common recurring expenditures that are typically included in all operating expenses categories, such as salaries, employee benefits, incentive compensation, bonuses, travel costs, telephone, communication, rent and allocated facilities costs and professional fees. The sales and marketing category of operating expenses includes additional expenditures specific to the marketing group, such as public relations and advertising, trade shows, marketing collateral materials, and customer user group meetings and expenditures specific to the sales group, such as commissions. To date, all software development costs in research and development have been expensed as incurred. Also included in our operating expenses is the amortization of stock compensation described below.

     In connection with the granting of stock options to our employees, we have recorded unearned stock compensation totaling approximately $13.6 million through July 31, 1999, of which approximately $5.5 million was recorded in the quarter ended July 31, 1999. As of July 31, 1999, approximately $9.0 million of total unearned compensation expense recorded to date remains to be amortized. In addition, we expect to record approximately $5.9 million of unearned stock compensation in connection with the granting of stock options to our employees from August 1, 1999 through the date of our initial public offering. Unearned stock compensation represents the difference between the exercise price and the current estimated fair value of our common stock on the date these stock options were granted. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the vesting period of the options, consistent with the method described in Financial Accounting Standards Board, or FASB, Interpretation No. 28. We recognized amortization of unearned stock compensation of $1.4 million for the quarter ended July 31, 1999 and $444,000 for the quarter ended July 31, 1998. The amortization of the remaining unearned stock compensation at July 31, 1999 will result in additional charges to operations through fiscal 2005.

In addition, we granted options to consultants in August 1999 to purchase 65,000 shares of common stock. We expect to record at least $1.1 million in expense related to the options over their related vesting period. We calculated the minimum fair value of options granted to consultants on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 with the following underlying assumptions: expected volatility of 50%, risk-free interest rate of 5.9% and option terms of ten years. We are accounting for options granted to consultants under variable plan accounting. The expense associated with these options may fluctuate significantly from quarter to quarter through fiscal 2005 based upon the fluctuation of our common stock price. The amortization of stock compensation, both to employees and consultants, is classified as a separate component of operating expenses in our consolidated statement of operations.

     Although our total revenues have increased from quarter to quarter, we have incurred significant costs to develop our products and to recruit and train personnel for our engineering, sales, marketing, professional services and administration departments. We intend to continue to incur significant sales and marketing, research and development and general and administrative expenses. We had 170 full-time employees as of July 31, 1999 compared to 156 full-time employees as of April 30, 1999. We expect to continue to incur operating losses for the foreseeable future. In order to achieve profitability, we will need to increase our revenues significantly. Therefore, we cannot assure you that we will ever attain or maintain profitability. Our expansion will also place significant demands on our management and operational resources. To manage this rapid growth and increased demands, we must improve existing and implement new operational and financial systems, procedures and controls. We must also hire, train, manage, retain and motivate qualified personnel. We expect future expansion to continue to challenge our ability to hire, train, manage, retain and motivate our employees.

     In view of the rapidly changing nature of our market and our limited operating history, we believe that period-to-period comparisons of our revenues and other operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our historic revenue growth rates are not necessarily sustainable or indicative of our future growth.

Results of Operations
For the three months ended July 31, 1999 and 1998

     The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total revenues:

                                                      Three Months Ended July 31,
                                                ------------------------------------
                                                      1999               1998
                                                -----------------   ----------------
Revenues:
  License.....................................         62 %                70 %
  Services....................................         20                  20
  Maintenance.................................         18                  10
                                                    ------              ------
    Total revenues............................        100                 100
                                                    ------              ------
Cost of revenues:
  License.....................................          4                   5
  Services....................................         16                  23
  Maintenance.................................          8                   8
                                                    ------              ------
    Total cost of revenues....................         28                  36
                                                    ------              ------
Gross profit..................................         72                  64
                                                    ------              ------

Operating expenses:
  Sales and marketing.........................         77                  85
  Research and development....................         25                  33
  General and administrative..................         13                  13
  Amortization of stock compensation..........         24                  14
                                                    ------              ------
    Total operating expenses..................        139                 145
                                                    ------              ------
Loss from operations..........................        (67)                (81)
Interest income (expense), net................         (2)                  2
                                                    ------              ------
Net loss......................................        (69)%               (79)%

Revenues

Our total revenues were $5.9 million for the quarter ended July 31, 1999 compared to $3.2 million for the quarter ended July 31, 1998, representing an increase of $2.7 million or 82%. We had no customer that accounted for more than 10% of our total revenues for the quarter ended July 31, 1999 or 1998.

     License Revenues. Our license revenues were $3.7 million for the quarter ended July 31, 1999 compared to $2.3 million for the quarter ended July 31, 1998, representing an increase of $1.4 million or 61%. The increase in our license revenues from the prior year's quarter was due to increased market acceptance of our suite of products, including new versions of our products. During the quarter ended July 31, 1999, we offered specified upgrade rights to certain customers. As a result of offering these specified upgrade rights, we deferred $238,000 of license revenue at July 31, 1999.

     Professional Services Revenues. Our professional services revenues were $1.2 million for the quarter ended July 31, 1999 compared to $655,000 for the quarter ended July 31, 1998, representing an increase of $504,000 or 77%. Professional services revenues as a percentage of total revenues was 20% in each of the quarters ended July 31, 1999 and 1998. The absolute dollar increase in professional services revenues is due to increased license revenues and an increased range of services, consisting of additional data migration and integration services. To date, a portion of our professional services revenues relates to our invoicing for services provided by third parties. In the future, we anticipate that an increasing percentage of professional services will be provided by third parties who will invoice the customer directly. As a result, we anticipate that professional services revenues will decline as a percentage of total revenues.

     Maintenance Revenues. Our maintenance revenues were $1.1 million for the quarter ended July 31, 1999 compared to $316,000 for the quarter ended July 31, 1998, representing an increase of $761,000 or 240%. Maintenance revenues as a percentage of total revenues were 18% for the quarter ended July 31, 1999 and 10% for the quarter ended July 31, 1998. The increase in maintenance revenues and maintenance revenues as a percentage of total revenues for the quarter ended July 31, 1999 compared to the quarter ended July 31, 1998 was attributed to increased licenses for our products.

     Cost of Revenues

     Cost of License Revenues. Cost of license revenues were $223,000 for the quarter ended July 31, 1999 compared to $165,000 for the quarter ended July 31, 1998, representing an increase of $58,000 or 35%.

     Cost of license revenues increased for the quarter ended July 31, 1999 compared to the quarter ended July 31, 1998 due to increased expenses associated with the sub-licensing of third-party software used in our products.
Cost of license revenues as a percentage of total license revenues have decreased as add-on licenses, which have a higher gross margin than initial customer licenses, have increased as a percentage of total license revenues.

     Cost of Professional Services Revenues. Cost of professional services revenues were $921,000 for the quarter ended July 31, 1999 compared to $756,000 for the quarter ended July 31, 1998, representing an increase of $165,000 or 22%. The increase in cost for the quarter ended July 31, 1999 compared to the quarter ended July 31, 1998 was due to an increase in third-party professional services personnel to support the increased customer base. In certain periods in the past, and potentially in the future, our cost of professional services revenues exceeded our professional services revenues, primarily because the actual cost of providing the services, whether provided internally or through third parties, exceeded the fixed price payment received from some of our customers. In addition, as we increase the size of our professional services staff, costs are incurred for new personnel before they become fully productive.

     Cost of Maintenance Revenues. Cost of maintenance revenues were $482,000 for the quarter ended July 31, 1999 compared to $237,000 for the quarter ended July 31, 1998, representing an increase of $245,000 or 103%. Cost of maintenance revenues as a percentage of maintenance revenues were 45% for the quarter ended July 31, 1999 and 75% for the quarter ended July 31, 1998. The decrease in cost of maintenance revenues as a percentage of maintenance revenues for the quarter ended July 31, 1999 compared to the quarter ended July 31, 1998 was due to economies of scale realized as a result of increased management personnel and experienced maintenance personnel.

     Operating Expenses

     Sales and Marketing. Sales and marketing expenses were $4.6 million for the quarter ended July 31, 1999 compared to $2.5 million for the quarter ended July 31, 1998, representing an increase of $2.1 million or 84%. Sales and marketing expenses as a percentage of total revenues were 77% for the quarter ended July 31, 1999 and 85% for the quarter ended July 31, 1998. The increase in sales and marketing expenses for the quarter ended July 31, 1999 compared to the quarter ended July 31, 1998 reflect significant personnel-related expenses such as salaries, benefits and commissions, recruiting fees, travel expenses and related costs of hiring sales management, sales representatives, sales engineers and marketing personnel. We anticipate that our sales and marketing expenses will increase in absolute dollars for the foreseeable future as we expand our domestic and international sales force.

     Research and Development. Research and development expenses were $1.5 million for the quarter ended July 31, 1999 compared to $1.1 million for the quarter ended July 31, 1998, representing an increase of $410,000 or 38%. Research and development expenses as a percentage of total revenues were 25% for the quarter ended July 31, 1999 and 33% for the quarter ended July 31, 1998. The increase in research and development expenses for the quarter ended July 31, 1999 compared to the quarter ended July 31, 1998 was due to the increase in the number of our software developers, quality assurance personnel and outside contractors to support our product development, documentation and testing activities related to the development and release of the latest versions of our products. We anticipate that research and development expenses will continue to increase in absolute dollars for the foreseeable future as we continue to add to our research and development staff.

     General and Administrative. General and administrative expenses were $753,000 for the quarter ended July 31, 1999 compared to $431,000 for the quarter ended July 31, 1998, representing an increase of $322,000 or 75%. General and administrative expenses as a percentage of total revenues were 13% for each of the quarters ended July 31, 1999 and July 31, 1998. The increase in general and administrative expense for the quarter ended July 31, 1999 compared to the quarter ended July 31, 1998 was due to hiring additional finance, executive and administrative personnel to support the growth of our business during that period. We expect that general and administrative expenses will increase in absolute dollars for the foreseeable future as we expand our operations and incur the normal costs of a public company.

     Amortization of Stock Compensation. We recognized amortization of stock compensation of approximately $1.4 million for the quarter July 31, 1999 compared to $444,000 for the quarter ended July 31, 1998.

     Interest Income(Expense), Net

     Interest income (expense), net, was $(127,000)for the quarter ended July 31, 1999 compared to $52,000 for the quarter ended July 31, 1998. This decrease was due primarily to higher interest expense generated from the increase in notes payable during late fiscal 1999. At July 31, 1999, we had unamortized interest of $232,000 related to warrants issued in connection with the subordinated notes payable. We used a portion of the proceeds from our initial public offering to repay these subordinated notes payable in their entirety on August 31, 1999. As a result, we will recognize the remaining unamortized interest balance as an expense in the quarter ended October 31, 1999.

     Provision for Income Taxes

     The Company's operating losses are generated domestically, and amounts attributable to its foreign operations have been insignificant for all periods presented. No provision for income taxes has been recorded since our inception because we have incurred net losses in all periods.

     Liquidity and Capital Resources

     In August 1999, we completed an initial public offering of 3,450,000 shares of Common Stock (including the exercise of the underwriters' overallotment option) at $21.00 per share. Net proceeds to us, before offering expenses, were $67.4 million or $19.53 per share. Simultaneous with the closing of the initial public offering, we sold an aggregate of 665,641 shares of common stock at $19.53 per share in a private placement to Dell Computer Corporation, Flextronics International Ltd., and Marshall Industries. Net proceeds from sales of stock in the private placement were $13.0 million. The primary purposes of the initial public offering were to obtain additional equity capital, create a public market for our common stock, and facilitate future access to public markets. We have used, and continue to expect to use the proceeds from the offering for general corporate purposes, including working capital and note payable repayment. A portion of the proceeds may also be used for the acquisition of businesses that are complimentary to ours, although we do not currently have any commitments or agreements with respect to any acquisitions. Pending such uses, we have invested the net proceeds of the offering in investment grade, interest-bearing securities. Prior to our initial public offering, we raised $26.2 million of equity capital from the sale of preferred stock, net of issuance costs, which was the primary source of financing for our operations.

     As of July 31, 1999, we had cash and cash equivalents of $9.6 million, compared to $10.0 million of cash and cash equivalents held as of April 30, 1999. Our working capital at July 31, 1999 was $625,000, compared to working capital of $4.2 million at April 30, 1999.

     In July 1999 we amended our senior line of credit facility with a bank that bears interest at 8.5% to increase the available borrowing amount from $2.0 million to $5.0 million and extended the expiration date to August 31, 2000. At July 31, 1999, no balance was outstanding under this line of credit. This line of credit is secured by accounts receivable and certain other assets. At July 31, 1999 we also had $3.0 million outstanding of subordinated notes payable which bear interest at an annual rate of 11.75% and are payable through fiscal 2002. These notes were paid in full on August 31, 1999. In addition, capital lease obligations including both short-term and long-term portions, were $1.6 million at July 31, 1999, and are payable through fiscal 2003. Our senior line of credit requires us to maintain certain monthly financial covenants, including a minimum tangible net worth and a minimum quick ratio. We were in compliance with all of our financial covenants at July 31, 1999.

     We also have noncancelable operating leases for office space and equipment of approximately $2.2 million at July 31, 1999 which are payable through fiscal 2003.

     Our operating activities resulted in cash generated for the quarter ended July 31, 1999 of $639,000 and net cash outflows of $1.8 million for the quarter ended July 31, 1998.

     Investing activities consisted of capital expenditures of $888,000 for the quarter ended July 31, 1999 and for $30,000 the quarter ended July 31, 1998. These expenditures were primarily for property and equipment. We expect that capital expenditures will continue to increase to the extent we continue to increase our headcount or expand our operations.

     Financing activities used cash of $115,000 for the quarter ended July 31, 1999 through repayments of capital lease obligations offset by proceeds from the issuance of common stock. Financing activities provided cash of $10.9 million for the quarter ended July 31, 1998, primarily through proceeds from the issuance of preferred and common stock and net proceeds from debt and capital lease borrowings.

     We anticipate that our current cash, cash equivalents and available credit facilities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in future periods through public or private financing, or other sources, to fund our operations and potential acquisitions, if any, until we achieve profitability, if ever. We may not be able to obtain adequate or favorable financing at that time. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

     Recent Accounting Pronouncement

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard or SFAS No. 133, "Accounting for Derivatives and Hedging Activities" and in June 1999 the FASB issued SFAS No. 137, "Accounting for Derivatives and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" SFAS 133 establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. We will adopt SFAS 133 in its quarter ending July 31, 2000 as allowed under SFAS 137 and do not expect such adoption to have a material impact on our results of operations, financial position or cash flows.

     Year 2000 Readiness

     Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates or have been programmed with default dates ending in 99, the common two-digit reference for 1999. As a result, as we transition from the 20th century to the 21st century, computer systems and software used by many companies and organizations in a wide variety of industries will produce erroneous results or fail unless they have been modified or upgraded to process date information correctly. Significant uncertainty exists in the software industry and other industries concerning the scope and magnitude of problems associated with the year 2000 issue.

     State of Readiness. We have completed our initial assessment of the potential overall impact of the impending century change on our business. Based on our current assessment, we believe the current versions of our software products are year 2000 compliant. By year 2000 compliant, we mean that our software products, when used with accurate date data and in accordance with their associated documentation, are capable of properly processing date data from, into and between the 20th and 21st centuries, including the years 1999, 2000 and leap years, provided that all other products, e.g., hardware, software and firmware, used with our products properly exchange date data with them. However, our products are generally integrated into enterprise systems involving sophisticated hardware and complex software products that we cannot adequately evaluate for year 2000 compliance. We may face claims based on year 2000 problems in other companies' products, or issues arising from the integration of multiple products within an overall system even if our products are otherwise year 2000 compliant. Although we have not been a party to any litigation or arbitration proceeding involving our products or services related to year 2000 compliance issues, we may in the future be required to defend our products or services in these proceedings, or to negotiate resolutions of claims based on year 2000 issues. The costs of defending and resolving year 2000-related disputes, regardless of the merits of these disputes, and any liability we have for year 2000-related damages, including consequential damages, could substantially harm our business.

     In addition, we believe that the purchasing patterns of customers and potential customers may be affected by year 2000 issues, as companies expend significant resources to correct or upgrade their current software systems for year 2000 compliance and as they delay purchase of new systems that may not be year 2000 compliant. These expenditures may result in reduced funds available to purchase software products such as those we offer. To the extent year 2000 issues cause a significant delay in, or cancellation of, decisions to purchase our products or services, our business would be substantially harmed.

     We are currently reviewing our internal management information and other computer systems to identify any year 2000 problems, and are beginning to communicate with the external vendors that supply us with material software and information systems and with our significant suppliers to determine their year 2000 readiness. We have not completed our year 2000 investigation and overall compliance initiative.

     Costs. To date, we have not incurred any material costs directly associated with our year 2000 compliance efforts, except for compensation expenses associated with our salaried employees who have devoted some of their time to our year 2000 assessment and remediation efforts. We do not expect the total cost of year 2000 problems to be material to our business. However, during the months prior to the century change, we will continue to evaluate new versions of our software products, new software and information systems provided to us by third parties and any new infrastructure systems that we acquire to determine whether they are year 2000 compliant. Despite our current assessment, we may not identify and correct all significant year 2000 problems on a timely basis. Year 2000 compliance efforts may involve significant time and expense and unremediated problems could substantially harm our business. We currently have no contingency plans to address the risks associated with unremediated year 2000 problems.

     Risks. We are not currently aware of any year 2000 readiness problems relating to our internally-developed proprietary systems that would substantially harm our business. We may discover year 2000 readiness problems in these systems that will require substantial revision. In addition, third-party software, hardware or services incorporated into our material systems may need to be revised or replaced, all of which could be time-consuming and expensive. Our failure to fix or replace our internally developed proprietary software or third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could substantially harm our business. Moreover, our failure to adequately address year 2000 readiness issues in our internally developed proprietary software could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

     In addition, governmental agencies, utility companies, Internet access companies, third-party service providers and others outside of our control may not be year 2000 ready. The failure by these entities to be year 2000 ready could result in a systemic failure beyond our control, such as a prolonged Internet, telecommunications or electrical failure, which could also prevent us from delivering our services to our customers, decrease the use of the Internet or prevent users from accessing web sites.

     Contingency Plan. As discussed above, we are engaged in an ongoing year 2000 assessment and have not yet developed any contingency plans. The results of our year 2000 simulation testing and the responses received from third-party vendors and service providers will be taken into account in determining the nature and extent of any contingency plans we adopt.


     Qualitative and Quantitative Disclosures About Market Risk

     We develop products in the United States and market our products in North America, and to a lesser extent in the Europe and Asia Pacific regions. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because all of our revenues are currently denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the short-term nature of our investments, we believe that there is not a material risk exposure.

     Other Factors Affecting Operating Results

     Risks Related to Our Operations

     Because We Have a Limited Operating History, It Is Difficult to Evaluate Our Business and Prospects

     We are still in the early stages of our development, so evaluating our business operations and our prospects is difficult. We incorporated in 1995 and began shipping our first product in June 1996. The revenues and income potential of our business and market are unproven. We will encounter risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets. These risks include the following:

     . we have only one product suite, and will need to successfully introduce new products and enhance existing products to this suite, including Agile Anywhere, a new version which has been available only since July 1999;

     . we need to increase sales to achieve profitability, requiring us to sell additional licenses and software products to our existing customers and expand our customer base outside of the electronics and medical device industries;

     . we need to expand our sales and marketing, customer support and professional services organizations, build strategic relationships and expand our international operations in order to increase sales; and

     . we need to effectively manage our anticipated growth which could lead to management distractions and increased operating expenses, and will require us to attract and retain key personnel.

     Our business strategy may not be successful and we may not be able to successfully address these risks. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business.

     We Have a History of Losses, We Expect to Incur Losses in the Future and We May Not Achieve or Maintain Profitability

     We incurred net losses of approximately $4.1 million for the quarter ended July 31, 1999, $11.4 million for fiscal 1999, $8.9 million for fiscal 1998 and $4.8 million for fiscal 1997. As of July 31, 1999, we had an accumulated deficit of approximately $30.6 million. Moreover, we expect to continue to incur significant sales and marketing, research and development and general and administrative expenses. We have incurred and expect to continue to incur substantial non-cash costs relating to the amortization of deferred compensation which will contribute to our net losses. We expect to incur losses for the foreseeable future. We will need to generate significant increases in revenues to achieve and maintain profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

     Our Quarterly Operating Results Fluctuate and Are Difficult to Predict and, if Our Future Results Are Below the Expectations of Public Market Analysts or Investors, the Price of Our Common Stock May Decline

     Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future, which makes it difficult for us to predict our future operating results. This quarter-to-quarter fluctuation is due to a number of factors, including the following:

     .  fluctuations in demand for Internet product content management software;

     .  size and timing of sales and installations of our products;

     . entry of new competitors into our market, or the announcement of new products or product enhancements by competitors;

     . our ability to successfully expand our direct sales force and our international sales organization;

     .  changes in our sales force incentives;

     . unexpected delays in developing or introducing new and enhanced products;

     . unexpected decline in purchases by our existing customers, including purchases of additional licenses and maintenance contracts;

     .  delays in our customers' orders due to their year 2000 priorities;

     .  variability in the mix of our license and professional service revenues;

     . our ability to accurately price fixed-priced professional services projects;

     . variability in the mix of professional services that we perform versus those performed for our customers by others; and

     . our ability to establish and maintain relationships with our third-party implementation partners.

     License revenues in any quarter can be difficult to forecast because they depend on orders shipped or installed in that quarter. Moreover, we typically recognize a substantial percentage of revenues in the last month of each quarter; for example, in fiscal 1999, revenues generated each quarter that was recognized in the last month of the quarter ranged from 35% to 51%. This increase in revenues earned in the last month of each quarter is driven primarily by quarter-end commissions payable and the time required to implement software installations. A high percentage of our operating expenses are essentially fixed in the short term and we may be unable to adjust spending to compensate for an unexpected shortfall in our revenues. In addition, we expect our operating expenses to increase as we expand our engineering and sales and marketing operations, broaden our customer support capabilities, develop new distribution channels and strategic alliances, fund increased levels of research and development and build our operational infrastructure. As a result, if we experience delays in recognizing revenue, or if our revenues do not grow faster than the increase in these expenses, we could experience significant variations in operating results from quarter to quarter.

     If, in response to market pressures or other demands, we introduce new pricing structures for our existing products, we could experience customer dissatisfaction and loss of sales. In addition, if we introduce products that are sold in a manner different from how we currently market our products, or we could recognize revenue differently than under our current accounting policies. Depending on the manner in which we sell existing or future products, this could have the effect of extending the length of time over which we recognize revenues. Furthermore, our quarterly revenues could be significantly affected based on how applicable accounting standards are amended or interpreted over time.

     Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. If this occurs, the price of our common stock may decline.

     We May Not Achieve Anticipated Revenues if the Introduction and Customer Acceptance of Our New Release, Agile Anywhere, or Any Upgrades or Enhancements to Our Products, Is Unsuccessful

     Our future financial performance will depend on the successful introduction and customer acceptance of Agile Anywhere and any upgrades or enhancements that we may make to our products in the future. We have generated substantially all of our revenues from licenses and services related to current and prior versions of our product suite. Agile Anywhere, the latest version of our product suite, has only been available since July 1999. We believe that revenues from Agile Anywhere, together with revenues from maintenance and support contracts from Agile Anywhere and prior versions of our suite, will account for a substantial portion of our revenues for the foreseeable future. If we are unable to ship or implement any upgrades or enhancements when planned, or if the introduction of upgrades or enhancements causes customers to defer orders for our existing products, we may not achieve anticipated revenues.

     Year 2000 Considerations Among Our Customers and Potential Customers May Reduce Our Sales

     We may experience reduced sales of products as customers and potential customers put a priority on correcting year 2000 problems and therefore defer purchase decisions for software products until later in 2000. Accordingly, demand for our products may be particularly volatile and unpredictable for the remainder of 1999 and early 2000.

     Implementation of Our Products By Large Customers May Be Complex and Customers Could Become Dissatisfied if Implementation of Our Products Proves Difficult, Costly or Time-Consuming

     Our products must integrate with many existing computer systems and software programs used by our customers. Integrating with many other computer systems and software programs can be complex, time consuming and expensive and cause delays in the deployment of our products. Because we are one of the first companies to offer products designed for product content management, many customers will be facing these integration issues for the first time in the context of collaborating with supply chain partners. Customers could become dissatisfied with our products if implementations prove to be difficult, costly or time-consuming.

     We Currently Perform Most of Our Implementations on a Fixed-Price Basis, Which Could Cause Us to Incur More Costs Than We Expect

     When we install our products or when we have a third party install them, we typically charge customers a fixed fee for these services. At the time of a product sale and prior to agreeing to an installation price, we estimate the amount of work involved for a particular installation project. We have at times in the past underestimated and may in the future underestimate the amount of time or resources required to install our products. If we do not correctly estimate the amount of time or resources required for a large number of installations, our gross margins could decline.

     If We Do Not Sell Additional Licenses or Enhanced Versions or Upgrades of Our Products to Existing Customers, We May Not Achieve Revenue Growth

     The size of a new customer's initial order is relatively small and may include a limited number of user licenses. In later orders, customers often add user licenses or additional products designed for specific functions, such as the AML Server targeted at manufacturers. In order to grow revenues, we depend on sales of additional user licenses to our existing customers as well as sales of new licenses to new customers. Therefore, it is important that our customers are satisfied with their initial product implementations and that they believe that expanded use of the product they purchased will provide them with additional benefits. Customers could choose not to purchase any new products or expand the use of our products. If we do not increase sales to existing customers, we may not be able to achieve revenue growth.

     If We Do Not Establish and Maintain Relationships With Key Partners, We May Encounter Difficulty in Providing Implementation and Customer Support of Our Products

     We rely heavily on our relationships with consulting and integration partners to implement our software, provide customer support services and endorse our products during the evaluation stage of the sales cycle. Currently, only three companies provide implementation services for our products in North America. We expect to increasingly rely on these types of partners in the future. These companies are not contractually obligated to continue to provide implementation services for us or to otherwise promote our products. Although we seek to develop and maintain relationships with these types of service providers, they may have similar or more established relationships with our competitors. If these service providers do not increase this segment of their business, or reduce or discontinue their relationships with us or their support of our products, our business could be harmed. We will need to develop new third party relationships if sales of our products increase and our current partners cannot fulfill the need for implementation and customer support services. Without these third parties we would have to expand our services organization to increase the consulting and professional services that we provide to our customers and divert resources from other areas of our business. If we are required to expand our professional services capabilities, we may not be able to do so on a timely basis.

     To meet customer demand, we might have to outsource services to more costly independent contractors and other third parties. In addition, if our implementation partners do not adequately perform implementation services, our customers could become dissatisfied with our products. In order to avoid dissatisfaction, we may need to provide supplemental implementation services at no additional cost to the customer. Although we could experience an increase in services revenues if our service partners are not successful, services revenues have lower gross margins than license revenues. We could also experience delays in revenue recognition if customer implementation projects fall behind schedule.

     We May Experience Customer Dissatisfaction and Lost Sales if Our Products Do Not Scale to Accommodate Substantial Increases in the Number of Concurrent Users

     Our strategy requires that our software be highly scalable, or able to accommodate substantial increases in the number of users concurrently using the product. To date, however, only a limited number of our customers have deployed our software to manage the manufacturing process across their entire organization. While we have performed product testing on the scalability of our products, these products have not been tested in the context of a customer implementation. If our customers cannot successfully implement large-scale deployments, or if they determine that our products cannot accommodate large-scale deployments, we could experience customer dissatisfaction and find it more difficult to obtain new customers or to sell additional products to our existing customers.

     We May Not Be Able to Increase Sales of Our Products if We Do Not Expand Our Direct Sales Organization

     We sell our products primarily through our direct sales force. Our ability to increase our sales will depend on our ability to recruit, train and retain top quality sales people with the advanced sales skills and technical knowledge we need. There is a shortage of the sales personnel we need, and competition for qualified personnel is intense in our industry. In addition, it takes time for our new sales personnel to become productive, particularly our senior sales and services personnel, who could take up to nine months to become fully productive. If we are unable to hire or retain qualified sales personnel, or if newly hired personnel fail to develop the necessary skills or reach productivity more slowly than anticipated, it would be more difficult for us to sell our products, and we may experience a shortfall in revenues.

     Our Lengthy and Variable Sales Cycle Makes it Difficult For Us to Predict When or if Sales Will Be Made

     Our products have an unpredictable sales cycle that contributes to the uncertainty of our future operating results. Our product content management software is a new category of products, and customers often view the purchase of our products as a significant and strategic decision. As a result, customers may take time to evaluate our products, resulting in a sales cycle that has historically ranged from approximately four to seven months. The sale of our products may be subject to delays due to the lengthy internal budgeting, approval and evaluation processes of our customers.

     We may expend significant sales and marketing expenses during this evaluation period before the customer places an order with us. Customers may initially purchase a smaller number of user licenses before expanding the order to allow a greater number of users to benefit from the application. Larger customers may purchase our products as part of multiple simultaneous purchasing decisions, which may result in additional unplanned administrative processing and other delays in our product sales. If sales forecasted from a specific customer for a particular quarter are not realized, we may experience an unplanned shortfall in revenues. As a result, we have only a limited ability to forecast the timing and size of sales of our products.

     The Success of Our Business Depends on Our Key Personnel, Whose Knowledge of Our Business and Technical Expertise Would Be Difficult to Replace

     Our success depends largely on the continued contributions of our key senior management, particularly Bryan D. Stolle, our Chief Executive Officer, who is not bound by an employment agreement, as well as of our key engineering and sales and marketing personnel. We do not have key-man life insurance on Mr. Stolle. If one or more members of our senior management or any of our key employees were to resign, the loss of personnel could result in delays to product development, loss of sales, and diversion of management resources. See "Management" for additional information on our key personnel.

     Because of Competition for Additional Qualified Personnel, We May Not Be Able to Recruit or Retain Necessary Personnel, Which Could Impact Development or Sales of Our Products

     Our success depends on our ability to attract and retain qualified, experienced employees. There is substantial competition for experienced engineering, sales and marketing personnel in our industry. If we are unable to retain our existing key personnel, or attract and retain additional qualified personnel, we may from time to time experience inadequate levels of staffing to perform services for our customers. As a result, our growth could be limited due to our lack of capacity to develop and market our products to our customers, or we could experience deterioration in service levels or decreased customer satisfaction.

     Our Efforts to Expand Sales of Our Products to Other Industries May Not Succeed

     We have historically sold our products primarily to companies in the electronics and medical device manufacturing industries. We intend to market products to customers in additional industries. Although we have targeted enterprises in other markets as potential customers, these potential customers may not be as willing to purchase products like ours as have other technology-based industries such as the electronics and medical device manufacturing industries.

     The Market For Our Products Is Newly Emerging and Customers May Not Accept Our Products

     The market for software products that allow companies to collaborate with suppliers on product information and change is newly emerging. Companies have not traditionally automated this product content management process throughout the supply chain. We cannot be certain that this market will continue to develop and grow or that companies will elect to utilize our products rather than attempt to develop applications internally or through other sources. In addition, the use of the Internet, as well as corporate intranets, has not been widely adopted for sharing product information as well as for collaboration among supply chain participants. Companies that have already invested substantial resources in other methods of sharing product information during the manufacturing and supply process may be reluctant to adopt a new approach that may replace, limit or compete with their existing systems or methods.

     We expect that we will continue to need to pursue intensive marketing and sales efforts to educate prospective customers about the uses and benefits of our products. Therefore, demand for and market acceptance of our products will be subject to a high level of uncertainty.

     Competition Among Providers of Software Enabling Collaboration in a Manufacturing Supply Chain May Increase, Which Could Cause Us to Reduce Prices, and Result in Reduced Gross Margins or Loss of Market Share

     The market for products that enable companies to interactively manage and share information relating to the manufacture and supply of products is new, highly fragmented, rapidly changing and increasingly competitive. We expect competition to intensify, which could result in price reductions for our products, reduced gross margins and loss of market share. Competitors vary in size and in the scope and breadth of the products and services offered. We face potential competition from in-house development efforts by potential customers or partners, vendors of software designed for management of engineering information, and developers of general purpose groupware software addressing only limited technology components involved in managing data generated by changes to the engineering process. We also face potential competition from providers of enterprise software.

     Many of our actual or potential competitors have a number of significant advantages over us, including:

     .  longer operating histories;

     . significantly greater financial, technical, marketing and other resources;

     . significantly greater name recognition and a larger installed base of customers; and

     . well-established relationships with our actual and potential customers as well as with systems integrators and other vendors and service providers.

     These competitors may also be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products, than we can. Some of our actual or potential competitors may also bundle their products in a manner that may discourage potential customers from purchasing our products. Accordingly, we may not be able to maintain or expand our sales if competition increases and we are unable to respond effectively.

     We May Experience Difficulties in Introducing New Products and Upgrades Which Could Result in Negative Publicity, Loss of Sales, Delay in Market Acceptance or Customer Dissatisfaction

     Our future financial performance depends on our successful and timely development, introduction and market acceptance of new and enhanced products. The life cycles of our products are difficult to predict because the market for our products is new and emerging, and is characterized by rapid technological change, changing customer needs and evolving industry standards. The introduction of products or computer systems employing new technologies and emerging industry standards could render our existing products obsolete and unmarketable. For example, portions of our software are written in the Java computer programming language. If a new software language becomes standard in our industry or is considered more robust than Java, we may need to rewrite portions of our products in another computer language in order to remain competitive. The introduction of enhancements to our suite of products may also cause customers to defer orders for our existing products. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new or enhanced products in the future. In addition, those products may not meet the requirements of the marketplace and achieve market acceptance.

     We expect to add new products to our supply chain applications by acquisition or internal development and by developing enhancements to our existing products. We have in the past experienced delays in the planned release dates of our software products and upgrades, and we have discovered software defects in new products after their introduction. New products or upgrades may not be released according to schedule, or may contain defects when released. Either situation could result in negative publicity, loss of sales, delay in market acceptance of our products or customer claims against us.

     Our Products Might Not Be Compatible With All Major Platforms, Which Could Inhibit Sales

     We must continually modify and enhance our products to keep pace with changes in computer hardware and software and database technology, as well as emerging technical standards in the software industry. For example, we have designed our products to work with databases and servers such as Oracle and Microsoft SQL Server. Any changes to these platforms could require us to modify our products, and could cause us to delay releasing a product until the updated version of that platform has been released. Furthermore, third parties develop adapters to integrate our products with other design, manufacture, finance and supply chain systems used by our customers. We rely on these third parties to update the adapters to reflect changes to our products as well as to the targeted platform in order to maintain the functionality provided by our products. As a result, uncertainties related to the timing and nature of new product announcements, introductions or modifications by vendors of operating systems, back-office applications and browsers and other Internet-related applications could hurt our business, as customers may not be certain as to how our product will operate with their existing systems.

     In addition, although portions of our products are based upon the Java programming language, the Java language does not offer all of the features available in Windows. Accordingly, certain features available to products that run on Windows may not be available in the non-Windows version of our products, and this could result in reduced customer demand. Furthermore, some of our products do not run on certain types of popular server computers, such as those that utilize the UNIX operating system. If another platform becomes more widely used, we could be required to convert, or "port," our product to that platform. We may not succeed in these efforts, and even if we do, potential customers may not choose our product.

     If We Are Unable to Timely Expand Our International Operations, We May Not Achieve Anticipated Revenue Growth

     We believe that expansion of our international operations will be necessary for our future success, and a key aspect to our business strategy is to expand our sales and support organizations internationally. Therefore, we believe that we will need to commit significant resources to expand our international operations. We employ sales professionals in Europe and are in the early stages of expanding into the Asia Pacific market. If we are unable to successfully enter into and expand these international markets on a timely basis, we may not be able to achieve anticipated revenue growth. This expansion may be more difficult or take longer than we anticipate, and we may not be able to successfully market, sell, deliver and support our products internationally.

     If successful in our international expansion, we will be subject to a number of risks associated with international business activities. These risks include:

     . difficulty in providing customer support for our software in multiple time zones;

     .  need to develop our software in multiple foreign languages;

     . longer sales cycles associated with educating foreign customers on the benefits of using our products;

     . greater difficulty in collecting accounts receivable from customers located abroad;

     .  political and economic instability, particularly in Asia;

     .  difficulties in enforcing agreements through foreign legal systems; and

     . unexpected changes in regulatory requirements that may limit our ability to export our software or sell into particular jurisdictions or impose multiple conflicting tax laws and regulations.

     To date, most of our revenues have been denominated in United States dollars. If we experience an increase in the portion of our revenues denominated in foreign currencies, we may incur greater risks in currency fluctuations, particularly since we translate our foreign currency revenues once at the end of each quarter. In the future, our international revenues could be denominated in the Euro, the currency of the European Union. The Euro is an untested currency and may be subject to economic risks that are not currently contemplated. We currently do not engage in foreign exchange hedging activities, and therefore our international revenues and expenses are currently subject to the risks of foreign currency fluctuations.

     We Depend on Licensed Technology and the Loss or Inability to Maintain These Technology Licenses Could Result in Increased Cost or Delays in Sales of Our Products

     We license technology on a non-exclusive basis from several businesses for use with our products, including licenses from RSA Data Security, Inc. for security and encryption technology software, Actuate Corporation for reporting capability and from Cimmetry Systems Inc. for our viewers. We anticipate that we will continue to license technology from third parties in the future. Some of the software we license from third parties would be difficult to replace. This software may not continue to be available on commercially reasonable terms, if at all. The loss or inability to maintain any of these technology licenses could result in delays in the licensing of our products until equivalent technology, if available, is identified, licensed and integrated. In addition, the effective implementation of our products depends upon the successful operation of third-party licensed products in conjunction with our products, and therefore any undetected errors in these licensed products may prevent the implementation or impair the functionality of products, delay new product introductions and or injure our reputation. The increased use of third-party software could require us to enter into license agreements with third parties, which could result in higher royalty payments and a loss of product differentiation.

     Defects in Our Software Products Could Diminish Demand For Our Products

     Our software products are complex and may contain errors, including year 2000 related errors, that may be detected at any point in the life of the product. We have in the past discovered software errors in certain of our products and as a result have experienced delays in shipment of products during the period required to correct these errors. We cannot assure you that, despite testing by us, our implementation partners and our current and potential customers, errors will not be found in new products or releases after shipment, resulting in loss of revenue, delay in market acceptance and sales, diversion of development resources, injury to our reputation or increased service and warranty costs.

     Further, our products are generally used in systems with other vendors' products, and as a result, our products must integrate successfully with these existing systems. System errors, whether caused by our products or those of another vendor, could adversely affect the market acceptance of our products, and any necessary revisions could cause us to incur significant expenses.

     If We Become Subject to Product Liability Litigation, It Could Be Time Consuming and Costly to Defend

     Since our products are used for mission critical applications in the supply chain, errors, defects or other performance problems could result in financial or other damages to our customers. For example, our products are designed to communicate information relating to changes in product specifications during the manufacturing process. If a supplier or other participant receives inaccurate or erroneous data, it is possible that it could claim it incurred damages based on its reliance on that data. Although our license agreements generally contain provisions designed to limit our exposure to product liability litigation, existing or future laws or unfavorable judicial decisions could negate such limitation of liability provisions. Product liability litigation, even if unsuccessful, would be time-consuming and costly to defend and could harm our business.

     In Order to Manage Our Growth and Expansion, We Will Need to Improve and Implement New Systems, Procedures and Controls

     We have recently experienced a period of rapid growth and expansion that has placed a significant strain on our management information systems and our administrative, operational and financial resources. For example, we have grown from 65 employees at April 30, 1997 to 156 employees at April 30, 1999 and to 170 employees for July 31, 1999. If we are unable to manage our growth and expansion in an efficient or timely manner, our business will be seriously harmed. In addition, we have recently hired a significant number of employees and plan to further increase our total headcount. We also plan to expand the geographic scope of our operations. This expansion has resulted and will continue to result in substantial demands on our management resources. To accommodate continued anticipated growth and expansion, we will be required to:

     . improve existing and implement new operational and financial systems, procedures and controls;

     .  hire, train, manage, retain and motivate qualified personnel; and

     .  enter into relationships with strategic partners.

     These measures may place additional burdens on our management and our internal resources.

     If We Are Unable to Protect Our Intellectual Property We May Lose a Valuable Asset, Experience Reduced Market Share or Incur Costly Litigation to Protect Our Rights

     Our success and ability to compete depend upon our proprietary technology, including our brand and logo and the technology underlying our products. We rely on trademark, trade secret and copyright laws to protect our intellectual property. Despite our efforts to protect our intellectual property, a third party could copy or otherwise obtain our software or other proprietary information without authorization, or could develop software competitive to ours. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around patents that may be issued to us or our other intellectual property.

     In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and we expect that it will become more difficult to monitor the use of our products if we increase our international presence.

     We may have to resort to litigation to enforce our intellectual property rights, to protect our trade secrets or know-how or to determine their scope, validity or enforceability. Enforcing or defending our proprietary technology is expensive, could cause the diversion of our resources, and may not prove successful. Our protective measures may prove inadequate to protect our proprietary rights, and any failure to enforce or protect our rights could cause us to lose a valuable asset.

     We May Be Subject to Intellectual Property Infringement Claims That, With or Without Merit, Could Be Costly to Defend or Settle

     We may from time to time be subject to claims of infringement of other parties' proprietary rights or claims that our own intellectual property rights are invalid. There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. It is possible that, in the future, third parties may claim that we or our current or potential future products infringe their intellectual property. We expect that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in industry segments overlaps. Any infringement claims made against us, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or negative publicity. In addition, if our products were found to infringe a third party's proprietary rights, we could be required to enter into royalty or licensing agreements in order to continue to be able to sell our products. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all.

     Year 2000 Compliance Costs and Risks Are Difficult to Assess and Could Result in Delay or Loss of Revenue, Diversion of Development Resources, Damage to Our Reputation or Increased Service, Warranty or Litigation Costs

     Our products are generally integrated into computer systems involving sophisticated hardware and complex software products, which may not be year 2000 compliant. The failure of our customers' systems to be year 2000 compliant could impede the success of applications that we have developed for them. Accordingly, known or unknown defects that affect the operation of our software, including any defects or errors in applications that include our products, could result in delay or loss of revenue, diversion of development resources, damage to our reputation or increased service, warranty or litigation costs, any of which could harm our business.

     In addition, earlier versions of our products may not be year 2000 compliant, and we do not intend to make them year 2000 compliant. We also need to ensure year 2000 compliance of our own internal computer and other systems, to continue testing our software products, and to audit the year 2000 compliance status of our suppliers and business partners. We have not completed our year 2000 investigation and overall compliance initiative, and the total cost of our year 2000 compliance may be substantial and may harm our business.

     Future Acquisitions May Be Difficult to Integrate, Disrupt Our Business, Dilute Stockholder Value or Divert Management Attention

     As part of our business strategy, we may seek to acquire or invest in businesses, products or technologies that we feel could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. Acquisitions could create risks for us, including:

     . difficulties in assimilation of acquired personnel, operations, technologies or products;

     .  unanticipated costs associated with the acquisition;

     .  diversion of management's attention from other business concerns;

     . adverse effects on our existing business relationships with suppliers and customers; and

     . use of substantial portions of our available cash, including the proceeds of this offering, to consummate the acquisition.

     In addition, if we consummate acquisitions through an exchange of our securities, our stockholders could suffer significant dilution. Any future acquisitions, even if successfully completed, may not generate any additional revenue or provide any benefit to our business.

Risks Related to the Internet on Our Business and Prospects

     If Use of the Internet Does Not Continue to Develop and Reliably Support the Demands Placed on It by Electronic Commerce, We May Experience Loss of Sales

     Our success depends upon continued growth in the use of the Internet as a medium of commerce. Although the Internet is experiencing rapid growth in the number of users, this growth is a recent phenomenon and may not continue. Furthermore, despite this growth in usage, the use of the Internet for commerce is relatively new. As a result, a sufficiently broad base of companies and their supply chain partners may not adopt or continue to use the Internet as a medium of exchanging product content information. Our business would be seriously harmed if:

     . use of the Internet does not continue to increase or increases more slowly than expected;

     . the infrastructure for the Internet does not effectively support enterprises and their supply chain partners;

     . the Internet does not create a viable commercial marketplace, inhibiting the development of electronic commerce and reducing the demand for our products; or

     . concerns over the secure transmission of confidential information over public networks inhibit the growth of the Internet as a means of conducting commercial transactions.

     Capacity Restraints May Restrict the Use of the Internet as a Commercial Marketplace, Resulting in Decreased Demand For Our Products

     The Internet infrastructure may not be able to support the demands placed on it by increased usage or the limited capacity of networks to transmit large amounts of data. Other risks associated with commercial use of the Internet could slow its growth, including:

     . outages and other delays resulting from the inadequate reliability of the network infrastructure;

     .  slow development of enabling technologies and complementary products;
        and

     .  limited availability of cost-effective, high-speed access.

     Delays in the development or adoption of new equipment standards or protocols required to handle increased levels of Internet activity, or increased governmental regulation, could cause the Internet to lose its viability as a means of communication between manufacturers and their supply chain partners. If these or any other factors cause use of the Internet for commerce to slow or decline, the Internet may not prove viable as a commercial marketplace, resulting in decreased demand for our products.

     Increasing Governmental Regulation of the Internet Could Limit the Market for Our Products

     As Internet commerce continues to evolve, we expect that federal, state and foreign governments will adopt laws and regulations covering issues such as user privacy, taxation of goods and services provided over the Internet, pricing, content and quality of products and services. It is possible that legislation could expose companies involved in electronic commerce to liability, taxation or other increased costs, any of which could limit the growth of electronic commerce generally. Legislation could dampen the growth in Internet usage and decrease its acceptance as a communications and commercial medium. If enacted, these laws and regulations could limit the market for our products.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

     We are currently involved in litigation with Facilities Management International, a Southern California based systems integration company that filed a complaint against us in the Superior Court for the State of California, County of Orange, on February 19, 1999. The court has set the case for a bench trial on February 7, 2000. The complaint alleges our interference with prospective economic advantage and unfair business practices in connection with our quote for services to one of our customers. We have responded by filing an answer that denies all allegations. The lawsuit seeks unspecified compensatory and punitive damages as well as injunctive relief. We intend to defend ourselves vigorously, and after consideration of the nature of the claims do not believe that resolution of this matter will harm our business. However, due to the inherently uncertain nature of litigation and the fact that discovery has yet to take place, we cannot determine the possible loss, if any, that we may ultimately incur either in the context of a trial or as a result of a negotiated settlement. Our defense of this litigation, regardless of its outcome, could result in the expenditure of significant financial and managerial resources.

Item 2.  Changes in Securities and Use of Proceeds.

     The effective date of the Registration Statement for the Company's initial public offering, filed on Form S-1 under the Securities Act of 1933 (File No. 333-81387), was August 19, 1999. The class of securities registered was Common Stock. The offering commenced and completed on August 20, 1999.

     Pursuant to the Registration Statement, the Company registered and sold 3,450,000 shares of its Common Stock to an underwriting syndicate at an initial public offering price of $21.00 per share for aggregate gross proceeds of $72.5 million. The managing underwriters for the offering were Morgan Stanley Dean Witter, Deutsche Banc Alex. Brown, and Hambrecht & Quist. The Company incurred expenses of approximately $6.5 million, of which approximately $5.1 million represented underwriting discounts and commissions and approximately $1.4 million represented other expenses related to the offering. The net proceeds to the Company after total expenses was approximately $66.0 million. Simultaneous with the closing of the initial public offering, the Company sold an aggregate of 665,641 shares of common stock at $19.53 per share in a private placement to Dell Computer Corporation, Flextronics International Ltd., and Marshall Industries.

     We have used, and continue to expect to use, the proceeds from the sale of stock for general corporate purposes, including working capital. A portion of the proceeds may also be used or the acquisition of businesses that are complimentary to ours. Pending such uses, we have invested the net proceeds from the sale of stock in investment grade, interest-bearing securities.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     Agile solicited the written consent of its stockholders as of July 27, 1999 to approve the following:

     (1) An amendment to its 1995 Stock Option Plan to increase the number of shares reserved for issuance under the Option Plan from shares of our common stock to 5,375,000 shares of our common stock, subject to automatic increase on the first day of each fiscal year beginning May 1, 2000 by the lesser of 500,000 shares per year, 5% of the number of shares f common stock issued and outstanding on the last day of the preceding fiscal year, or a lesser number of shares determined by the board of directors.

              For               Against             Abstain
              ---               -------             -------
          14,229,367               0                   0

     (2) The 1999 Employee Stock Purchase Plan with a share reserve of 500,000 shares of our common stock, subject to automatic increase on the first day of each fiscal year beginning May 1, 2000 by the lesser of 500,000 shares per year, 2% of the number of shares f common stock issued and outstanding on the last day of the preceding fiscal year, or a lesser number of shares determined by the board of directors.

              For               Against             Abstain
              ---               -------             -------
          14,229,367               0                   0

     (3)  Our reincorporation into the state of Delaware.

              For               Against             Abstain
              ---               -------             -------
          14,229,367               0                   0

     (4) The form of Indemnity agreement to be entered into by Agile and each of our officers and directors.

              For               Against             Abstain
              ---               -------             -------
          14,229,367               0                   0

Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits.

Exhibit
-------
No.                           Description
---                           -----------
2.1          Agreement and Plan of Merger dated as of August 17, 1999 by and between Agile Software Corporation and Delaware Agile Software
             Corporation
3.1*         Certificate of Incorporation of Agile Software Corporation, as
             amended to date.
3.2*         Certificate of Elimination and Certificate of Amendment.
3.3*         Bylaws of Agile Software Corporation.
10.1*        Amended and Restated 1995 Stock Option Plan
10.2*        1999 Employee Stock Purchase Plan
10.3*        Form of Indemnity Agreement between Agile Software Corporation and its directors and officers
10.6*        Revolving Credit Loan and Security Agreement (Accounts and
             Inventory) dated December 11, 1996 between Comerica Corporation, as modified Bank--California and Agile Software through July 19, 1999.
10.15        Sixth Amended and Restated
             Investor Rights Agreement dated as of August 16, 1999 by and among Agile Software Corporation and the investors listed on Schedule A thereto.
10.16        Common Stock Purchase Agreement dated August 2, 1999 between Agile
             Software Corporation, Dell U.S.A. L.P., a Texas Limited
             Partnership, and Flextronics International Ltd.
10.17        Common Stock Purchase Agreement dated August 16, 1999 between Agile
             Software Corporation and Marshall Industries.
27.1         Financial Data Schedule (filed only with the electronic submission of Form 10-Q in accordance with the Edgar requirements)

____________
* Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (File No. 333-81387) declared effective on August 19, 1999

(b)  Reports on Form 8-K

        No reports on Form 8-K were filed by the Company during the three months ended July 31, 1999.

                          AGILE SOFTWARE CORPORATION
                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        AGILE SOFTWARE CORPORATION

Date: September 14, 1999


                                        By: /s/ Thomas P. Shanahan
                                            ---------------------------------
                                            Thomas P. Shanahan
                                            Chief Financial Officer,
                                            Executive Vice President

                                 EXHIBIT INDEX


Exhibit No.                             Description
-----------                             -----------

2.1 Agreement and Plan of Merger dated as of August 17, 1999 by and between Agile Software Corporation and Delaware Agile Software Corporation
3.1* Certificate of Incorporation of Agile Software Corporation, as amended to date.
3.2*   Certificate of Elimination and Certificate of Amendment.
3.3*   Bylaws of Agile Software Corporation.
10.1*  Amended and Restated 1995 Stock Option Plan
10.2*  1999 Employee Stock Purchase Plan
10.3*  Form of Indemnity Agreement between Agile Software Corporation and its directors and officers
10.6* Revolving Credit Loan and Security Agreement (Accounts and Inventory) dated December 11, 1996 between Comerica Bank--California and Agile Software Corporation, as modified through July 19, 1999.
10.15 Sixth Amended and Restated Investor Rights Agreement dated as of August 16, 1999 by and among Agile Software Corporation and the investors listed on Schedule A thereto.
10.16 Common Stock Purchase Agreement dated August 2, 1999 between Agile Software Corporation, Dell U.S.A. L.P., a Texas Limited Partnership, and Flextronics International Ltd.
10.17 Common Stock Purchase Agreement dated August 16, 1999 between Agile Software Corporation and Marshall Industries.
27.1 Financial Data Schedule (filed only with the electronic submission of Form 10-Q in accordance with the Edgar requirements)
--------------------------------------------------------------------------------

*      Incorporated herein by reference to the exhibit of the same number in the
Registrant's   Registration Statement on Form S-1 (File No. 333-81387) declared effective on August 19, 1999