Form 10-Q
period 1999-10-31
AGILE SOFTWARE CORP
filed 1999-12-15
CIK 1088653

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             _____________________

                                   Form 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 1999

                                      OR

   [X]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____


                          AGILE SOFTWARE CORPORATION
            (Exact name of registrant as specified in its charter)


          Delaware                  000-27071              77-0397905
          --------                  ----------             ----------
(State or  other jurisdiction      (Commission            (IRS Employer
      of incorporation)            File Number)       Identification Number)

                One Almaden Boulevard, San Jose, Ca 95113-2253
         (Address of principal executive offices, including ZIP code)

                                (408) 975-3900
             (Registrant's telephone number, including area code)


                                     None
  (Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No ___, and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X.



The number of shares outstanding of the Registrant's Common Stock as of October 31, 1999 was 20,698,245

--------------------------------------------------------------------------------

                          AGILE SOFTWARE CORPORATION

INDEX

                                                                                       Page No.
                                                                                       -------
Part I.  Financial Information

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheet at October 31, 1999
         and April 30, 1999                                                                3

         Condensed Consolidated Statement of Operations for the
         Three and Six Months Ended October 31, 1999 and 1998                              4

         Condensed Consolidated Statement of Cash Flows for the
         Six Months Ended October 31, 1999 and 1998                                        5

         Notes to Condensed Consolidated Financial Statements                              6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                                        10

Item 3.  Quantitative and Qualitative Disclosure about Market Risk                        31

Part II. Other Information

Item 1.  Legal Proceedings                                                                32

Item 2.  Changes in Securities and Use of Proceeds                                        32

Item 3.  Defaults Upon Senior Securities                                                  33

Item 4.  Submission of Matters to a Vote of Security Holders                              33

Item 5.  Other Information                                                                33

Item 6.  Exhibits and Reports on Form 8-K                                                 34

Signature                                                                                 35

Exhibit Index                                                                             36

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Part 1 - Financial Information

Item 1.  Financial Statements


                          AGILE SOFTWARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEET
                   (in thousands, except per share amounts)

                                                              October 31,             April 30,
                                                                 1999                   1999
                                                         -------------------      ----------------
                                                             (unaudited)
ASSETS
Current assets:
 Cash and cash equivalents                                   $        81,174         $      10,003
 Accounts receivable, net                                              4,467                 4,980
 Other current assets                                                  2,451                   624
                                                         -------------------      ----------------
     Total current assets                                             88,092                15,607

Property and equipment, net                                            3,164                 1,973
Other assets                                                             209                   368
                                                         -------------------      ----------------
                                                             $        91,465         $      17,948
                                                         ===================      ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                            $           603         $       1,287
 Accrued expenses and other liabilities                                4,815                 3,618
 Deferred revenue                                                      5,655                 5,107
 Current portion of lease obligations                                    809                   735
 Current portion of notes payable                                          -                   686
                                                         -------------------      ----------------
    Total current liabilities                                         11,882                11,433

Capital lease obligations, noncurrent                                    819                   871
Notes payable, noncurrent                                                 39                 2,353
                                                         -------------------      ----------------
     Total liabilities                                                12,740                14,657
                                                         -------------------      ----------------

Stockholders' equity
   Convertible Preferred Stock, $0.001 par value;
      31,176 shares authorized; no shares and 11,784
      shares issued and outstanding                                        -                    12
   Common Stock, $0.001 par value; 100,000 authorized;
      20,698 shares and 4,200 shares
       issued and outstanding                                             21                     4
   Additional paid-in capital                                        134,488                35,503
   Notes receivable from stockholders                                 (1,826)                 (748)
   Unearned stock compensation                                       (19,066)               (4,947)
   Accumulated deficit                                               (34,892)              (26,533)
                                                         -------------------      ----------------
Total stockholders' equity                                            78,725                 3,291
                                                         -------------------      ----------------
                                                             $        91,465         $      17,948
                                                         ===================      ================

 See accompanying notes to these condensed consolidated financial statements.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                          AGILE SOFTWARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                   (in thousands, except per share amounts)
                                  (unaudited)


                                               Three Months Ended                          Six Months Ended
                                                   October 31,                                 October 31,
                                        ------------------------------------      ------------------------------------
                                             1999                 1998                 1999                 1998
                                        ---------------      ---------------      ---------------      ---------------
Revenues:
 License                                   $      4,685         $      2,486         $      8,339         $      4,756
 Professional services                            1,006                  816                2,165                1,471
 Maintenance                                      1,244                  510                2,321                  826
                                        ---------------      ---------------      ---------------      ---------------
   Total revenues                                 6,935                3,812               12,825                7,053
                                        ---------------      ---------------      ---------------      ---------------

Cost of revenues:
 License                                            305                  241                  528                  406
 Professional services                              805                  790                1,726                1,546
 Maintenance                                        442                  306                  924                  543
                                        ---------------      ---------------      ---------------      ---------------
   Total cost of revenues                         1,552                1,337                3,178                2,495
                                        ---------------      ---------------      ---------------      ---------------

Gross profit                                      5,383                2,475                9,647                4,558
                                        ---------------      ---------------      ---------------      ---------------
Operating expenses:
 Sales and marketing                              5,467                3,234               10,013                5,990
 Research and development                         1,708                1,140                3,194                2,216
 General and administrative                         752                  439                1,505                  870
 Amortization of stock compensation               2,230                  501                3,658                  945
    Total operating expenses                     10,157                5,314               18,370               10,021
                                        ---------------      ---------------      ---------------      ---------------

Loss from operations                             (4,774)              (2,839)              (8,723)              (5,463)

Interest income and other                           843                  141                  933                  243
Interest expense                                   (352)                 (43)                (569)                 (93)
                                        ---------------      ---------------      ---------------      ---------------

Net loss                                   $     (4,283)        $     (2,741)        $     (8,359)        $     (5,313)
                                        ===============      ===============      ===============      ===============

Net loss per share:
  Basic and diluted                        $      (0.28)        $      (0.96)        $      (0.90)        $      (1.89)
                                        ===============      ===============      ===============      ===============

  Weighted average shares                        15,203                2,869                9,264                2,814
                                        ===============      ===============      ===============      ===============

  See accompanying notes to these condensed consolidated financial statements.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                          AGILE SOFTWARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                          Six Months Ended
                                                                             October 31,
                                                                  -----------------------------------
                                                                         1999               1998
                                                                  ---------------    ----------------
Cash flows from operating activities:
Net loss                                                                   (8,359)             (5,313)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Provision for doubtful accounts                                                70                  83
Depreciation                                                                  743                 483
Amortization of stock compensation                                          3,658                 945
Warrant expense                                                               253                   -
Changes in assets and liabilities
Accounts receivable                                                           443                (936)
Other assets, current and non-current                                      (1,921)                (63)
Accounts payable                                                             (684)               (337)
Accrued expenses and other liabilities                                      1,197                 977
Deferred revenue                                                              548                 908
                                                                  ---------------    ----------------
          Net cash provided by (used in) operating activities              (4,052)             (3,253)
                                                                  ---------------    ----------------

Cash flows from investing activities:
Acquisition of property and equipment                                      (1,518)               (297)
                                                                  ---------------    ----------------
          Net cash provided by (used in) investing activities              (1,518)               (297)
                                                                  ---------------    ----------------

Cash flows from financing activities:
Proceeds from bank line of credit                                               -                 900
Repayment of bank line of credit                                                -              (1,900)
Repayment of capital lease obligations                                       (394)               (276)
Repayment of notes payable                                                 (3,000)                  -
Proceeds from issuance of Common Stock, net of repurchase                  80,017                  14
Repayment of notes receivable from stockholders                               118                  10
Proceeds from issuance of Convertible Preferred Stock, net                      -              11,975
                                                                  ---------------    ----------------
          Net cash provided by financing activities                        76,741              10,723
                                                                  ---------------    ----------------

Net increase in cash and cash equivalents                                  71,171               7,173

Cash and cash equivalents at beginning of period                           10,003               2,160
                                                                  ---------------    ----------------
Cash and cash equivalents at end of period                                 81,174               9,333
                                                                  ===============    ================

Supplemental disclosure:
Cash paid for interest                                                    $   207             $    74
                                                                  ===============    ================
Noninvesting and financing activities:
Common Stock issued in exchange for notes receivable                      $ 1,196             $   222
                                                                  ===============    ================
Property and equipment acquired under capital lease                       $   416             $   422
                                                                  ===============    ================

See accompanying notes to these condensed consolidated financial statements.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

AGILE SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

    The accompanying condensed consolidated financial statements as of October 31, 1999, for the three months and six months ended October 31, 1999 and 1998 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for their fair presentation. These condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the fiscal year ended April 30, 1999, included in the Company's Registration Statement on Form S-1 declared effective on August 19, 1999 and the Company's Registration Statement on Form S-1 declared effective on December 13, 1999. The results of operations for the three months and six months ended October 31, 1999 are not necessarily indicative of results to be expected for the full year or any other period.

2.  Revenue Recognition

    The Company recognizes revenues in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," and SOP 98-9, "Modifications of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions."

    The Company derives revenues from the license of software products under software license agreements and from the delivery of professional services and maintenance services. When contracts contain multiple elements, and vendor-specific objective evidence exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the "Residual Method" prescribed by SOP 98-9. License revenues are recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable, and delivery and customer acceptance, if required under the terms of the contract, of the software products have occurred. In the event the Company grants its customers the right to specified upgrades, license revenue is deferred until delivery of the specified upgrade. If vendor-specific objective evidence of fair value exists for the specified upgrade, then an amount equal to this fair value is deferred. If vendor-specific objective evidence of fair value for the upgrade does not exist, then the entire license fee is deferred until the delivery of the specified upgrade. Allowances for estimated returns are provided upon product delivery. In instances where vendor obligations remain, revenues are deferred until the obligation has been satisfied. Revenues from professional services consist of implementation and training services. Training revenues are recognized as the services are performed. Implementation services are typically performed under fixed-price contracts and accordingly, revenues are recognized upon customer acceptance. A provision for estimated losses on fixed-price professional services contracts is recognized in the period in which the loss becomes known. Maintenance contracts include the right to unspecified upgrades on a when-and-if available basis, and ongoing support. Maintenance revenues are recognized ratably over the term of the maintenance contract, which is generally twelve months.

3.  Net Loss Per Share

    Basic net loss per share is computed by dividing the net loss available to holders of Common Stock for the period by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of Common Stock number and potential shares of Common Stock. The calculation of diluted net loss per share excludes potential shares of Common Stock because their effect is antidilutive. Potential shares of Common Stock consist of unvested restricted Common Stock and incremental shares of Common Stock issuable upon the exercise of stock options and warrants.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

    The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                         Three Months Ended                         Six Months Ended
                                                             October 31,                               October 31,
                                                --------------------------------------     ---------------    -----------------
                                                        1999                 1998                 1999                1998
                                                -----------------    -----------------     ---------------    -----------------
                                                                                   (unaudited)

Numerator:
     Net loss                                             $(4,283)             $(2,741)            $(8,359)             $(5,313)
                                                =================    =================     ===============    =================

Denominator:
      Weighted average shares                              16,326                4,124              10,361                4,070
      Weighted average unvested shares of
      Common Stock subject to repurchase                   (1,123)              (1,255)             (1,097)              (1,256)
                                                -----------------    -----------------     ---------------    -----------------
Denominator for basic and diluted calculation              15,203                2,869               9,264                2,814
                                                =================    =================     ===============    =================

Net loss per share:
Basic and diluted                                         $ (0.28)             $ (0.96)            $ (0.90)             $ (1.89)
                                                =================    =================     ===============    =================

    At October 31, 1999, approximately 2,989,000 potential shares of Common Stock are excluded from the determination of diluted net loss per share as the effect of such shares is antidilutive.

4.  Comprehensive Income

    The Company reports components of comprehensive income (loss) in its annual consolidated statement of stockholders' equity. Comprehensive income, as defined, includes all changes in equity (net assets) during a period from non-owner sources. To date, the Company has not had any significant transactions that are required to be reported in comprehensive income.

5.  Segment Information

    The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the quarter and six months ended October 31, 1999 and 1998, the Company operated in a single business segment, primarily in the United States. Through October 31, 1999, foreign operations were not significant in either revenue or investment in long-lived assets.

6.  Initial Public Offering

    In August 1999, the Company completed its initial public offering of 3,450,000 shares of Common Stock (including the exercise of the underwriters' overallotment option) at $21.00 per share. Net proceeds to the Company, before offering expenses, were $67.4 million or $19.53 per share. Simultaneous with the closing of the initial public offering, the Company sold an aggregate of 665,641 shares of Common Stock at $19.53 per share in private placements to Dell Computer Corporation, Flextronics International Ltd., and Marshall Industries. Upon the closing of the initial public offering, the outstanding 11,873,273 shares of Preferred Stock were converted to Common Stock and a warrant to purchase 60,000 shares of Common Stock at $6.75 per share was exercised.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

7.  Stock Option Grants

    During the period from May 1, 1999 to October 31, 1999, the Company granted options to employees and consultants to purchase an aggregate of 1,303,000 shares of Common Stock at exercise prices ranging from $5.00 to $65.50 per share. The Company has recorded unearned stock compensation with respect to these stock option grants of approximately $17.8 million. Included within the 1,303,000 options are 70,000 options granted to consultants. The Company will account for these options under variable plan accounting and has calculated the fair value of these options on the date of grant of at least $6.4 million using the Black-Scholes option pricing model as prescribed by Statement of Financial Accounting Standards No. 123 with the following underlying assumptions: expected volatility of 75%, risk-free interest rate of 5.9% and option terms of ten years. The Company will adjust the fair value of these options through earnings each quarter over the five-year vesting period of the options.

7.  Borrowings

    The Company used a portion of the proceeds from its initial public offering to prepay subordinated notes payable in their entirety on August 31, 1999. As a result of the repayment of the subordinated notes payable, the Company recognized $253,000 of unamortized note discount as interest expense in the quarter ended October 31, 1999.

    In July 1999, the Company renewed its existing line of credit through August 2000 and increased the amount available for borrowings to $5,000,000, including $500,000 available for the issuance of letters of credit and foreign currency exchange activity. Borrowings under the credit agreement bear interest at an annual rate of 8.5%, subject to adjustment by the bank, and The are secured by the assets of the Company. As of October 31, 1999, no amount was outstanding under the line. In connection with this line of credit, the Company is required to meet certain monthly financial tests, including a minimum tangible net worth and a minimum quick ratio. At October 31, 1999, the Company was in compliance with all financial covenants.

9.  Subsequent Events

    Lease commitment

    On November 5, 1999, the Company entered into a five year noncancelable operating lease for additional office space. The lease commences on March 1, 2000 and the total payments over the lease terms are approximately $5.4 million.

    Acquisition of DMI

    On November 23, 1999, the Company acquired Digital Market, Inc. ("DMI") in a merger transaction to be accounted for as a purchase business combination. The purchase price included $20.0 million in cash, and approximately $75.6 million in Common Stock based upon the issuance of 601,009 shares of Common Stock at the average price of the Company's Common Stock a number of days before and after the transaction measurement date, in exchange for all of the issued and outstanding capital stock and warrants of DMI. In addition, the Company assumed all of the unvested outstanding options to purchase DMI common stock under its stock option plans. The estimated fair value of the assumed options of approximately $7.8 million was included as a component of the purchase price. The Company also anticipates incurring approximately $2.0 million in acquisition expenses, including financial advisory and legal fees and other direct transaction costs. The total purchase price of DMI was $105.4 million.

    The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values. The aggregated purchase price was allocated as follows, based on a preliminary independent appraisal of DMI and management estimates (in thousands):

       Net tangible liabilities of DMI.................. $ (2,295)
       In-process research and development..............    1,300
       Existing technology..............................    2,050

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

       Trademarks.......................................      150
       Workforce in place...............................    2,100
       Goodwill.........................................  102,132
                                                         --------
                                                         $105,437
                                                         ========

This allocation is subject to change pending a final analysis of the total purchase cost and the fair value of the assets acquired and liabilities assumed. The net tangible liabilities of DMI consist primarily of cash and cash equivalents, accounts receivable, property and equipment, accounts payable and other liabilities and notes payable. In-process research and development has not reached the stage of technological feasibility at the acquisition date, and will be immediately charged to operations. Existing technology, trademarks and workforce in place will be amortized over their estimated useful lives of three, three and four years, respectively. The purchase price in excess of net tangible liabilities and identifiable intangible assets will be allocated to goodwill, and amortized over its expected useful life of three years.

    The Company has granted options below market price to purchase 134,472 shares of its Common Stock to certain DMI employees who have remained employees of the Company after the acquisition. The Company expects to record additional deferred stock compensation of approximately $11.7 million associated with these stock option grants, which will be amortized over their expected term of 18 months.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in "Other Factors Affecting Operating Results" and "Liquidity and Capital Resources" below, as well as Risk Factors included in the our Rule 424(b)(4) prospectus dated December 13, 1999, as filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

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

    Customers who license our software products receive a license for our application servers, one or more user licenses, and third-party provided adapters to connect with the customer's other existing enterprise systems. Our customers generally purchase a limited number of user licenses at the time of the initial license of the software products and may purchase additional user licenses as needed. Customers may purchase implementation services from us. These professional services are generally provided on a fixed-price basis and are often provided by third-party consulting organizations. We also offer fee-based training services to our customers. As of October 31, 1999, over 98% of our customers who licensed our products had purchased maintenance contracts, which provide unspecified software upgrades, on a when-and-if available basis, and technical support over a stated term, which is generally a twelve-month period, and over 90% of our customers had renewed their maintenance contracts. We cannot assure that we will continue to experience these rates of purchases of maintenance agreements or renewals.

    We recognize revenue under Statement of Position, or SOP, 97-2, "Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions". When contracts contain multiple elements and vendor-specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the "Residual Method" prescribed by SOP 98-9. Software licenses sold to new customers are recognized upon installation and acceptance by the customer. Software licenses sold to existing customers, or add-on sales, do not include acceptance provisions and are recognized upon shipment of the software product. In the event we grant our customers the right to specified upgrades, license revenue is deferred until delivery of the specified upgrade. If vendor-specific objective evidence of fair value exists for the specified upgrade, then an amount equal to this fair value is deferred. If vendor-specific objective evidence of fair value does not exist, then the entire license fee is deferred until the delivery of the specified upgrade. During fiscal 1997, our first full year of operations, substantially all of our license revenues were generated from new customers. License revenues generated from new customers represented 79% of total revenues in fiscal 1998, 66% in fiscal 1999, and 50% for the six months ended October 31, 1999, with the remaining license revenues in each period attributable to

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

existing customers. Our professional services revenues consist of implementation services which are recognized upon customer acceptance and training revenues which are recognized as the services are performed. Our maintenance revenues are recognized ratably over the contract period, generally twelve months.

Our cost of license revenues include royalties due to third parties for integrated technology, the cost of manuals and product documentation, production media used to deliver our products and packaging costs. Our cost of professional services revenues include salaries and related expenses for the implementation and training services organizations, costs of third parties contracted to provide implementation services to customers and an allocation of our overhead expenses. Our cost of maintenance revenues include salaries and related expenses for the customer support organization and an allocation of our overhead expenses. The cost of professional services can fluctuate depending upon whether more or less of the professional services are provided to our customers by us rather than by third-party service providers. We generally provide implementation services to our customers on a fixed-price basis. If we have to engage independent contractors or third parties to provide these services on our behalf, it is generally at higher cost resulting in a lower gross margin than if we had provided the services to our customers ourselves. Therefore, our gross margin from professional services may fluctuate based on who performs the services and the actual cost to provide these services. Although services revenues may increase in absolute dollars if we increase the professional services we provide, services revenues have lower gross margins than license revenues. Our overall gross profit can therefore fluctuate based on the mix of license revenues compared to professional services revenues and maintenance revenues.

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

On November 23, 1999, we acquired Digital Market in a merger transaction to be accounted for as a purchase business combination. The purchase price included $20.0 million in cash and the issuance of 601,009 shares of our common stock, valued at approximately $75.6 million, based upon our average stock price for a number of days before and after the transaction measurement date. In addition, we assumed all of the outstanding options to purchase the common stock of Digital Market under its stock option plans. The estimated fair value of the assumed options is approximately $7.8 million and was included as a component of the purchase price. We also anticipate incurring approximately $2.0 million in acquisition expenses. The total purchase price of Digital Market was $105.4 million.

The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed on the basis of their fair values. The aggregate purchase price was allocated as follows, based upon a preliminary independent appraisal of Digital Market (in thousands):

       Net tangible liabilities of Digital Market.........  $ (2,295)
       In-process research and development................     1,300
       Existing technology................................     2,050
       Trademarks.........................................       150
       Workforce in place.................................     2,100
       Goodwill...........................................   102,132
                                                            --------
                                                            $105,437
                                                            ========

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

  The net tangible liabilities of Digital Market consist primarily of cash and cash equivalents, accounts receivable, property and equipment, accounts payable and other liabilities and notes payable. In-process research and development has not reached the stage of technological feasibility at the acquisition date and will be immediately charged to operations. Existing technology, trademarks and workforce in place will be amortized over their estimated useful lives of three, three and four years, respectively. The purchase price in excess of net tangible liabilities and identifiable intangible assets was allocated to goodwill and amortized over its expected useful life of three years.

  The Company has granted options below market price to purchase 134,472 shares of its Common Stock to certain DMI employees who have remained employees of the Company after the acquisition. The Company expects to record additional deferred stock compensation of approximately $11.7 million associated with these stock option grants, which will be amortized over their expected term of 18 months.

In connection with the granting of stock options to our employees and non-employee consultants, we have recorded unearned stock compensation totaling approximately $25.8 million through October 31, 1999, of which $19.1 million remains to be amortized. This amount represents the difference between the exercise price and the current estimated fair value of our common stock on the date these stock options were granted. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the expected term of the options, consistent with the method described in Financial Accounting Standards Board, or FASB, Interpretation No. 28. We recognized amortization of unearned stock compensation of $3.7 million for the six months ended October 31, 1999 and $945,000 for the six months ended October 31, 1998. The amortization of the remaining unearned stock compensation at October 31, 1999 will result in additional charges to operations through fiscal 2005. We calculated the minimum fair value of options to purchase 70,000 shares of our common stock granted to non-employee consultants, which totals $6.4 million, on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 with the following underlying assumptions: expected volatility of 75%, risk-free interest rate of 5.9% and option terms of ten years. We are accounting for these options under variable plan accounting and therefore the expense associated with these options may fluctuate significantly from quarter to quarter through fiscal 2005. The amortization of stock compensation is classified as a separate component of operating expenses in our consolidated statement of operations. Although our total revenues have increased from quarter to quarter, we have incurred significant costs to develop our products and to recruit and train personnel for our engineering, sales, marketing, professional services and administration departments. As a result, we have incurred significant losses since inception, and, as of October 31, 1999, had an accumulated deficit of $34.9 million.

We intend to continue to incur significant sales and marketing, research and development and general and administrative expenses. For example, we had 188 full-time employees at October 31, 1999, compared to 156 at April 30, 1999, 103 at April 30, 1998 and 65 at April 30, 1997. In addition, Digital Market had 49 employees as of October 31, 1999. We will seek to hire additional employees in the future. We expect to continue to incur operating losses for the foreseeable future. In order to achieve profitability, we will need to increase our revenues significantly. Therefore, we cannot assure you that we will ever attain or maintain profitability. Our expansion will also place significant demands on our management and operational resources. To manage this rapid growth and increased demands, we must improve existing and implement new operational and financial systems, procedures and controls. We must also hire, train, manage, retain and motivate qualified personnel. We expect future expansion to continue to challenge our ability to hire, train, manage, retain and motivate our employees.

In view of the rapidly changing nature of our market and our limited operating history, we believe that period-to-period comparisons of our revenues and other operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our historic revenue growth rates are not necessarily sustainable sustainable or indicative of our future growth.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Results of Operations
The three-month and six-month periods ended October 31, 1999 compared to the three-month and six-month periods ended October 31, 1998.

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total revenues:

                                                          Three                         Six Months
                                                       Months Ended                       Ended
                                                        October 31,                     October 31,
                                                ------------------------------   ----------------------------
                                                      1999            1998            1999           1998
                                                -------------   --------------   ------------   -------------
                                                                           (unaudited)
 Revenues:
   License                                                 68%             65%             65%              67%
   Professional service                                    14%             22%             17%              21%
   Maintenance                                             18%             13%             18%              12%
                                                -------------   -------------    ------------   --------------
       Total revenues                                     100%            100%            100%             100%
                                                -------------   -------------    ------------   --------------

Cost of revenues:
   License                                                  4%              6%              4%               6%
   Professional service                                    12%             21%             14%              22%
   Maintenance                                              6%              8%              7%               7%
                                                -------------   -------------    ------------   --------------
       Total cost of revenues                              22%             35%             25%              35%
                                                -------------   -------------    ------------   --------------

Gross profit                                               78%             65%             75%              65%
                                                -------------   -------------    ------------   --------------

Operating expenses:
   Sales and marketing                                     79%             85%             78%              85%
   Research and development                                25%             30%             25%              31%
   General and administrative                              11%             11%             12%              12%
   Amortization of stock compensation                      32%             13%             28%              14%
                                                -------------   -------------    ------------   --------------
        Total Operating expenses                          147%            139%            143%             142%
                                                -------------   -------------    ------------   --------------

Loss from operations                                      (69)%           (74)%           (68)%            (77)%
                                                -------------   -------------    ------------   --------------

Interest income, net                                       12%              4%              7%               3%
Interest and other expense                                 (5)%            (2)%            (4)%             (1)%
                                                -------------   -------------    ------------   --------------
Net loss                                                  (62)%           (72)%           (65)%            (75)%
                                                =============   =============    ============   ==============

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Three and Six Months Ended October 31, 1999 and 1998

Revenues

Our total revenues for the second quarter ended October 31, 1999 were $6.9 million, representing an increase of $3.1 million, or 82%, from the revenues of $3.8 million for the quarter ended October 31, 1998. Our total revenues for the six months ended October 31, 1999 were $12.8 million, representing an increase of $5.8 million, or 82%, from the revenues of $7.1 million for the six months ended October 31, 1998. We had no customer that accounted for more than 10% of our total revenues for the quarters ended October 31, 1999 or 1998.

License Revenues. Our license revenues for the second quarter ended October 31, 1999 were $4.7 million, representing an increase of $2.2 million, or 88%, from the revenues of $2.5 million for the quarter ended October 31, 1998. Our license revenues for the six months ended October 31, 1999 were $8.3 million, representing an increase of $3.5 million, or 73%, from the revenues of $4.8 million for the six months ended October 31, 1998. License revenues as a percentage of total revenues were 68% and 65% for the three and six months ended October 31, 1999 and 65% and 67% for the three and six months ended October 31, 1998. The increase in our license revenues from the prior year periods was due to increased market acceptance of our suite of products, including new versions of our products. During the quarter ended July 31, 1999, we offered specified upgrade rights to certain customers, which resulted in the deferral of approximately $238,000 of license revenues. These specified upgrades were delivered to our customers in the quarter ended October 31, 1999, and accordingly, we recognized these license revenues in that quarter.

Professional Services Revenues. Our professional services revenues for the second quarter ended October 31, 1999 were $1.0 million, representing an increase of $190,000, or 23%, from the revenues of $816,000 for the quarter
ended October 31, 1998.   Our professional services revenues for the six months
ended October 31, 1999 were $2.2 million, representing an increase of $700,000, or 47%, from the revenues of $1.5 million for the six months ended October 31, 1998. Professional services revenues as a percentage of total revenues were 14% and 17% for the three and six months ended October 31, 1999 and 17% and 21% for the three and six months ended October 31, 1998. The increase in professional services revenues in absolute dollars for both comparable periods was due to increased license revenues and an increased range of services, consisting of additional data migration and integration services. To date, a portion of our professional services revenues relates to our invoicing for services provided by third parties. In the future, we anticipate that an increasing percentage of professional services will be provided by third parties who will invoice the customer directly. As a result, we anticipate that professional services revenues will decline as a percentage of total revenues.

Maintenance Revenues. Our maintenance revenues for the second quarter ended October 31, 1999 were $1.2 million, representing an increase of $734,000, or 144%, from the revenues of $510,000 for the quarter ended October 31, 1998. Our maintenance revenues were $2.3 million for the six months ended October 31, 1999, representing an increase of $1.5 million, or 81%, from the maintenance revenues of $826,000 for the six months ended October 31, 1998. Maintenance revenues as a percentage of total revenues were 18% and 18% for the three and six months ended October 31, 1999 and 13% and 12% for the three and six months ended October 31, 1998. The increase in maintenance revenues and maintenance revenues as a percentage of total revenues for both comparable periods was attributable to increased licenses for our products.

Cost of Revenues

Cost of License Revenues. Cost of license revenues for the second quarter ended October 31, 1999 were $305,000, representing an increase of $64,000, or 27%, from the cost of license revenue of $241,000 for the quarter ended October 31, 1998. Cost of license revenues were $528,000 for the six months ended
October 31, 1999, representing an increase of $122,000, or 30%, from the cost of license revenues of $406,000 for the six months ended October 31, 1998. The increased expenses for both comparable periods were primarily due to the sub-licensing of third-party software used in our products. Cost of license revenues as a percentage of total license revenues has decreased as add-on licenses, which have a higher gross margin than initial customer licenses, have increased as a percentage of total license revenues.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Cost of Professional Services Revenues. Cost of professional services revenues for the second quarter ended October 31, 1999 were $805,000, representing an increase of $15,000, or 2%, from the cost of professional services revenues of $790,000 in the quarter ended October 31, 1998. Cost of professional services revenues were $1.7 million for the six months ended October 31, 1999, representing an increase of $180,000, or 12%, from the cost of professional services revenues of $1.5 million for the six months ended October 31, 1998. The increase in cost of our professional services revenues for both comparable periods was primarily due to an increase in professional services personnel to support the increased customer base. In certain periods in the past, and potentially in the future, our cost of professional services revenues exceeded our professional services revenues, primarily because the actual cost of providing the services, whether provided internally or through third parties, exceeded the fixed price payment received from some of our customers. In addition, as we increase the size of our professional services staff, costs are incurred for new personnel before they become fully productive.

Cost of Maintenance Revenues. Cost of maintenance revenues for the second quarter ended October 31, 1999 were $442,000, representing an increase of $136,000, or 44%, from the cost of maintenance revenues of $306,000 in the quarter ended October 31, 1998. Cost of maintenance revenues were $924,000 for the six months ended October 31, 1999, representing an increase of 70%, or $381,000, from the cost of maintenance revenues of $543,000 for the six months ended October 31, 1998. The decrease in cost of maintenance revenues as a percentage of maintenance revenues for both comparable periods was due to economies of scale realized as a result of increased management personnel and experienced maintenance personnel.

Operating Expenses

Sales and Marketing. Sales and marketing expenses for the second quarter ended October 31, 1999 were $5.4 million, representing an increase of $2.2 million, or 69%, from the sales and marketing expenses of $3.2 million in the quarter ended October 31, 1998. Sales and marketing expenses were $10.0 million for the six months ended October 31, 1999, representing an increase of 67%, or $4.0 million, from the sales and marketing expenses of $6.0 for the six months ended October 31, 1998. Sales and marketing expenses as a percentage of total revenues were 79% for the three months ended and 78% for the six month period ended October 31, 1999 compared to 85% for the three months ended and 85% for the six month period ended October 31, 1998. The increase in sales and marketing expenses for the three and six month period ended October 31, 1999 compared the corresponding periods in the prior fiscal year reflect significant personnel-related expenses such as salaries, benefits and commissions, recruiting fees, travel expenses and related costs of hiring sales management, sales representatives, sales engineers and marketing personnel. We anticipate that our sales and marketing expenses will increase in absolute dollars for the foreseeable future as we expand our domestic and international sales force.

Research and Development. Research and development expenses for the second quarter ended October 31, 1999 were $1.7 million, representing an increase of $568,000, or 50%, from the research and development expenses of $1.1 million in the quarter ended October 31, 1998. Research and development expenses were $3.2 million for the six months ended October 31, 1999, representing an increase of 44%, or $1.0 million, from the research and development expenses of $2.2 for the six months ended October 31, 1998. Research and development expenses as a percentage of total revenues were 25% for the three months ended and 25% for the six month period ended October 31, 1999 compared to 30% for the three months ended and 31% for the six month period ended October 31, 1998. The increase in research and development expenses for the three and six month period ended October 31, 1999 compared the corresponding periods in the prior fiscal year was due to the increase in the number of our software developers, quality assurance personnel and outside contractors to support our product development, documentation and testing activities related to the development and release of the latest versions of our products. We anticipate that research and development expenses will continue to increase in absolute dollars for the foreseeable future as we continue to add to our research and development staff.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

  General and Administrative. General and administrative expenses for the second quarter ended October 31, 1999 were $752,000, representing an increase of $313,000, or 71%, from the general and administrative expenses of $439,000 in the quarter ended October 31, 1998. General and administrative expenses were $1.5 million for the six months ended October 31, 1999, representing an increase of 73%, or $635,000, from the general and administrative expenses of $870,000 for the six months ended October 31, 1998. General and administrative expenses as a percentage of total revenues were 11% for the three months ended and 12% for the six month period ended October 31, 1999 compared to 1% for the three months ended and 12% for the six month period ended October 31, 1998. The absolute dollar increase in general and administrative expenses for the three and six month period ended October 31, 1999 compared the corresponding periods in the prior fiscal year was due to hiring additional finance, executive and administrative personnel to support the growth of our business during that period. We expect that general and administrative expenses will increase in absolute dollars for the foreseeable future as we expand our operations and incur the normal costs of a public company.

  Amortization of Stock Compensation. We recognized amortization of stock compensation of approximately $2.2 million and $3.7 million for the three and six month period ended October 31, 1999 compared to $501,000 and $945,000 for the three and six month period ended October 31, 1998.

Interest Income (Expense), Net

  Interest income (expense), was $491,000 and $364,000 for the three and six month period ended October 31, 1999 compared to $98,000 and $150,000 for the three and six month period ended October 31, 1998 . This increase was due primarily to higher interest income generated from the increase in cash and cash equivalents as a result of our initial public offering. At April 30, 1999, we had unamortized note discount of $253,000 related to warrants issued in connection with subordinated notes payable. We used a portion of the proceeds from our initial public offering to repay these subordinated notes payable in their entirety on August 31, 1999. As a result, we recognized the remaining unamortized note discount as interest expense in the six months ended
October 31, 1999.

 Provision for Income Taxes

  The Company's operating losses are generated domestically, and amounts attributable to its foreign operations have been insignificant for all periods presented. No provision for income taxes has been recorded since our inception because we have incurred net losses in all periods.


 Liquidity and Capital Resources

  In August 1999, we completed an initial public offering of 3,450,000 shares of our Common Stock, including the exercise of the underwriters' overallotment option, at $21.00 per share. Net proceeds to us, before offering expenses, were $67.4 million, or $19.53 per share. At October 31, 1999, the Company was in the process of finalizing and recording all of the offering expenses associated with its initial public offering. Simultaneous with the closing of the initial public offering, we sold an aggregate of 665,641 shares of our common stock at $19.53 per share in a private placement to Dell Computer Corporation, Flextronics International Ltd. and Marshall Industries (now owned by Avnet, Inc.). Net proceeds from sales of common stock in the private placement were $13.0 million. We used $20.0 million of the proceeds from our initial public offering to pay the cash portion of the consideration payable by us in our acquisition of Digital Market. Since our inception, prior to our initial public offering, we raised $26.2 million of equity capital from the sale of preferred stock, net of issuance costs, which was the primary source of financing for our operations.

  As of October 31, 1999, we had cash and cash equivalents of $81.2 million, an increase from $10.0 million of cash and cash equivalents held as of April 30, 1999. Our working capital at October 31, 1999 was $76.2 million.

  We have a $5.0 million senior line of credit facility with a bank, borrowings thereunder bearing interest at 8.5%, which expires on August 31, 2000. At October 31, 1999, no balance was outstanding under this line of

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

credit. This line of credit is secured by accounts receivable and certain other assets of the Company. Capital lease obligations, including both short-term and long-term portions, were $1.6 million at October 31, 1999, and are payable through fiscal 2003. Our senior line of credit requires us to maintain certain monthly financial covenants, including a minimum tangible net worth and a minimum quick ratio. We were in compliance with all of our financial covenants at October 31, 1999.

  We also have noncancelable operating leases for office space and equipment of approximately $7.4 million at October 31, 1999 including lease commitments entered into on November 5, 1999, which are payable through fiscal 2004.

  Our operating activities resulted in net cash outflows of $4.1 million for the six months ended October 31, 1999 and $3.3 million for the six months ended October 31, 1998.

  Purchases of property and equipment, including equipment purchased under capital leases, were approximately $1.9 million for the six months ended
October 31, 1999 and $719,000 for the six months ended October 31, 1998. These expenditures were primarily for computer hardware and software and furniture and fixtures. We expect that capital expenditures will continue to increase to the extent we continue to increase our headcount or expand our operations

  Financing activities provided cash of $76.7 million for the six months ended October 31, 1999 and $10.7 million for the six months ended October 31, 1998. Cash was provided for in these periods primarily from the issuance of preferred stock and debt and capital lease borrowings, and in the six months ended October 31, 1999, from our initial public offering.

  We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future as we:

     . enter new markets for our products;
     . increase research and development spending;
     . increase our sales and marketing activities; and . enhance our operational and financial systems.

  We currently anticipate that our current cash, cash equivalents and available credit facilities, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in future periods through public or private financings, or other sources, to fund our operations and potential acquisitions, if any, until we achieve profitability, if ever. We may not be able to obtain adequate or favorable financing at that time. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

Year 2000 Readiness Disclosure

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

  State of Readiness. We have completed our initial assessment of the potential overall impact of the impending century change on our business. Based on our current assessment, we believe the current versions of our software products are year 2000 compliant, although prior versions may not be year 2000 compliant. By year 2000 compliant, we mean that our software products, when used with accurate date data and in accordance with their associated documentation, are capable of properly processing date data from, into and

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

between the 20th and 21st centuries, including the years 1999, 2000 and leap years, provided that all other products, e.g., hardware, software and firmware, used with our products properly exchange date data with them. However, our products are generally integrated into enterprise systems involving sophisticated hardware and complex software products that we cannot adequately evaluate for year 2000 compliance. We may face claims based on year 2000 problems in other companies' products, or issues arising from the integration of multiple products within an overall system even if our products are otherwise year 2000 compliant. Although we have not been a party to any litigation or arbitration proceeding involving our products or services related to year 2000 compliance issues, we may in the future be required to defend our products or services in these proceedings, or to negotiate resolutions of claims based on year 2000 issues. The costs of defending and resolving year 2000-related disputes, regardless of the merits of these disputes, and any liability we have for year 2000-related damages, including consequential damages, could substantially harm our business.

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

  Risks. We are not currently aware of any year 2000 readiness problems relating to our internally-developed proprietary systems that would substantially harm our business. We may discover year 2000 readiness problems in these systems that will require substantial revision. In addition, third- party software, hardware or services incorporated into our material systems may need to be revised or replaced, all of which could be time-consuming and expensive. Our failure to fix or replace our internally developed proprietary software or third-party software, hardware or services on a timely basis could result in lost revenues, increased operating costs, the loss of customers and other business interruptions, any of which could substantially harm our business. Moreover, our failure to adequately address year 2000 readiness issues in our internally developed proprietary software could result in claims of mismanagement, misrepresentation or breach of contract and related litigation, which could be costly and time-consuming to defend.

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

  Contingency Plan. As discussed above, we are engaged in an ongoing year 2000 assessment and have not yet developed any contingency plans. The results of our year 2000 simulation testing and the responses

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

received from third- party vendors and service providers will be taken into account in determining the nature and extent of any contingency plans we adopt.

Recent Accounting Pronouncements

In March 1998, the American Institute of Certified Public Accountants, or AICPA, issued Statement of Position, or SOP, 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. SOP 98-1 will be effective for our fiscal year ending April 30, 2000. SOP 98-1 provides guidance on accounting for computer software developed or obtained for internal use including the requirement to capitalize and amortize specified costs. We do not expect the adoption of this standard to have a material impact on our results of operations, financial position or cash flows.

  In June 1998, the FASB issued Statement of Financial Accounting Standard, or SFAS, 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. SFAS 133 will be effective for our fiscal year ending April 30, 2001. The adoption of SFAS is not expected to have a material impact on our results of operations, financial position or cash flows in the foreseeable future.

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

Other Factors Affecting Operating Results

Risks Related to Our Operations

  Because We Have a Limited Operating History, It Is Difficult to Evaluate Our Business and Prospects

  We are still in the early stages of our development, so evaluating our business operations and our prospects is difficult. We incorporated in 1995 and began shipping our first product in June 1996. The revenues and income potential of our business and market are unproven. We will encounter risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets. These risks include the following:

     . until our acquisition of Digital Market, we have had only one product suite, and will need to successfully introduce new products and enhance existing products to this suite, including Agile Anywhere, a new version which has been available only since July 1999;

     . we need to integrate our acquisition of Digital Market and successfully market its Digital Buyer product which has only been sold to a limited number of customers;

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

  We Have a History of Losses, We Expect to Incur Losses in the Future and We May Not Achieve or Maintain Profitability

  We incurred net losses of approximately $4.8 million for fiscal 1997, $8.9 million for fiscal 1998, $11.4 million for fiscal 1999 and $8.4 million for the six months ended October 31, 1999. As of October 31, 1999, we had an accumulated deficit of approximately $34.9 million. Moreover, we expect to continue to incur significant sales and marketing, research and development and general and administrative expenses. We have incurred and expect to continue to incur substantial non-cash costs relating to the amortization of deferred compensation which will contribute to our net losses. We expect to incur losses for the foreseeable future. We will need to generate significant increases in revenues to achieve and maintain profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

     . our successful integration of Digital Market, its Digital Buyer product, technologies, computer systems and employees;

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

  License revenues in any quarter can be difficult to forecast because they depend on orders shipped or installed in that quarter. Moreover, we typically recognize a substantial percentage of revenues in the last month of each quarter; for example, in fiscal 1999 as well as the first two quarters of fiscal 2000, revenues generated each quarter that were recognized in the last month of the quarter ranged from approximately 35% to 51%. This increase in revenues earned in the last month of each quarter is driven primarily by quarter-end commissions payable and the time required to implement software installations. A high percentage of our operating expenses are essentially fixed in the short term and we may be unable to adjust spending to compensate for an unexpected shortfall in our revenues. In addition, we expect our operating expenses to increase as we expand our engineering and sales and marketing operations, broaden our customer support capabilities, develop new distribution channels and strategic alliances, fund increased levels of research and development and build our operational infrastructure. As a result, if we experience delays in recognizing revenue, or if our revenues do not grow faster than the increase in these expenses, we could experience significant variations in operating results from quarter to quarter.

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

  In addition, we have accounted for options to purchase 70,000 shares of common stock granted to consultants subsequent to April 30, 1999 under variable plan accounting, and will record approximately $6.4 million in expense over the vesting period of the options. This expense associated with these options may fluctuate significantly from quarter to quarter through fiscal 2005 if the price of our stock fluctuates and could cause our operating results to vary significantly from quarter to quarter. During the three months ended October 31, 1999, the expense associated with these options totaled $320,000.

  Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. If this occurs, the price of our common stock may decline.

  We May Not Achieve Anticipated Revenues if the Introduction and Customer Acceptance of Our New Release, Agile Anywhere, or Any Upgrades or Enhancements to Our Products, Is Unsuccessful

  Our future financial performance will depend on the successful introduction and customer acceptance of Agile Anywhere and any upgrades or enhancements that we may make to our products in the future, including our introduction of the Digital Buyer product formerly offered by Digital Market. We have generated substantially all of our revenues from licenses and services related to current and prior versions of our product suite. Agile Anywhere, the latest version of our product suite, has only been available since July 1999. We believe that revenues from Agile Anywhere, together with revenues from maintenance and support contracts from Agile Anywhere and prior versions of our suite, will account for a substantial portion of our revenues for the foreseeable future. If we are unable to ship or implement any upgrades or enhancements when planned, or if the introduction of upgrades or enhancements causes customers to defer orders for our existing products, we may not achieve anticipated revenues.

  Our Acquisition of Digital Market, and any Future Acquisitions, May Be Difficult to Integrate, Disrupt Our Business, Dilute Stockholder Value or Divert Management Attention

  We acquired Digital Market on November 23, 1999. We may encounter risks to our business during our integration of Digital Market, including:

  . difficulties in assimilation of acquired personnel, operations, technologies or products;

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

  . unanticipated costs associated with the acquisition;

  . diversion of management's attention from other business concerns;

  . adverse effects on our existing business relationships with our or Digital Market's customers; and

  . inability to retain employees of Digital Market.

  As part of our business strategy, we may in the future seek to acquire or invest in additional businesses, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. These future acquisitions could pose the same risks to our business posed by our acquisition of Digital Market described above. In addition, with future acquisitions, we could use substantial portions of our available cash, including the proceeds of this offering, as all or a portion of the purchase price. We could also issue additional securities as consideration for these acquisitions, which could cause our stockholders to suffer significant dilution. Our acquisition of Digital Market, and any future acquisitions, may not generate any additional revenue or provide any benefit to our business.

  We May Not Achieve Anticipated Additional Revenues or Benefits As a Result of Our Acquisition of Digital Market

  With the acquisition of Digital Market, we will seek to extend the functionality of Agile Anywhere with Digital Market's direct materials sourcing, quoting and ordering applications. If we are unable to successfully market our products with the Digital Buyer product offered by Digital Market, or create new or enhanced products combining the functionality provided by both, we may not achieve enhanced sales or other anticipated benefits from our acquisition of Digital Market. This is particularly difficult because Digital Market has had limited product sales to date. If we fail to achieve the anticipated benefits from the acquisition, we may incur increased expenses, experience a shortfall in our anticipated revenues and may not obtain a satisfactory return on our investment. In addition, if any significant number of the Digital Market employees fail to remain employed with us, we may experience delays in the production and shipment of the Digital Buyer product, or fail to achieve the expected benefits of the acquisition.

 Year 2000 Considerations Among Our Customers and Potential Customers May Reduce Our Sales

  We may experience reduced sales of products as customers and potential customers put a priority on correcting year 2000 problems and therefore defer purchasing decisions for software products until later in 2000. Accordingly, demand for our products may be particularly volatile and unpredictable for the remainder of 1999 and early 2000.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

  If We Do Not Establish and Maintain Relationships With Key Partners, We May Encounter Difficulty in Providing Implementation and Customer Support of Our Products

  We rely heavily on our relationships with consulting and integration partners to implement our software, provide customer support services and endorse our products during the evaluation stage of the sales cycle. Currently, only four companies provide implementation services for our products in North America. We expect to increasingly rely on these types of partners in the future. These companies are not contractually obligated to continue to provide implementation services for us or to otherwise promote our products. Although we seek to develop and maintain relationships with these types of service providers, they may have similar or more established relationships with our competitors. If these service providers do not increase this segment of their business, or reduce or discontinue their relationships with us or their support of our products, our business could be harmed. We will need to develop new third party relationships if sales of our products increase and our current partners cannot fulfill the need for implementation and customer support services. Without these third parties we would have to expand our services organization to increase the consulting and professional services that we provide to our customers and divert resources from other areas of our business. If we are required to expand our professional services capabilities, we may not be able to do so on a timely basis.

  We are beginning to implement larger deployments of our products together with third parties such as Andersen Consulting and Siemens. If we are not successful with these joint deployments, we may incur increased costs and customer dissatisfaction and may not achieve increased sales and market acceptance of our products.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

Because of Competition for Additional Qualified Personnel, We May Not Be Able to Recruit or Retain Necessary Personnel, Which Could Impact Development or Sales of Our Products

  Our success depends on our ability to attract and retain qualified, experienced employees. There is substantial competition for experienced engineering, sales and marketing personnel in our industry. The volatility and current market price of our common stock may make it more difficult for us to recruit, hire and retain qualified personnel, or cause us to incur higher salary costs. In addition, there is currently a very low employment rate, particularly for technical personnel, in the Silicon Valley where we are located, increasing our difficulty in hiring and retaining personnel. If we are unable to retain our existing key personnel, or attract and retain additional qualified personnel, we may from time to time experience inadequate levels of staffing to perform services for our customers. As a result, our growth could be limited due to our lack of capacity to develop and market our products to our customers, or we could experience deterioration in service levels or decreased customer satisfaction.

 Our Efforts to Expand Sales of Our Products to Other Industries May Not Succeed

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

  In addition, although portions of our products are based upon the Java programming language, the Java language does not offer all of the features available in Windows. Accordingly, certain features available to products that run on Windows may not be available in the non-Windows version of our products, and this could result in reduced customer demand. Furthermore, some of our products do not run on certain types of popular server computers, such as those that utilize the UNIX operating system. If another platform becomes more widely used, we could be required to convert, or "port," our product to that platform. We may not succeed in these efforts, and even if we do, potential customers may not choose our product. As we extend the functionality of our products to run on additional platforms, we may incur increased development costs.

  If We Are Unable to Timely Expand Our International Operations, We May Not Achieve Anticipated Revenue Growth

  We believe that expansion of our international operations will be necessary for our future success, and a key aspect to our business strategy is to expand our sales and support organizations internationally. Therefore, we believe that we will need to commit significant resources to expand our international operations. We employ sales professionals in Europe and are in the early stages of expanding into the Asia Pacific market. If we are unable to successfully enter into and expand these international markets on a timely basis, we may not be able to achieve anticipated revenue growth. This expansion may be more difficult or take longer than we anticipate, and we may not be able to successfully market, sell, deliver and support our products internationally

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

  If successful in our international expansion, we will be subject to a number of risks associated with international business activities. These risks include:

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

  We license technology on a non-exclusive basis from several businesses for use with our products, including licenses from RSA Data Security, Inc. for security and encryption technology software, Actuate Corporation for reporting capability and from Cimmetry Systems Inc. for our viewers. We anticipate that we will continue to license technology from third parties in the future. Some of the software we license from third parties would be difficult to replace. This software may not continue to be available on commercially reasonable terms, if at all. The loss or inability to maintain any of these technology licenses could result in delays in the licensing of our products until equivalent technology, if available, is identified, licensed and integrated. In addition, the effective implementation of our products depends upon the successful operation of third-party licensed products in conjunction with our products, and therefore any undetected errors in these licensed products may prevent the implementation or impair the functionality of products, delay new product introductions and/or injure our reputation. The increased use of third-party software could require us to enter into license agreements with third parties, which could result in higher royalty payments and a loss of product differentiation.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

  In Order to Manage Our Growth and Expansion, We Will Need to Improve and Implement New Systems, Procedures and Controls

  We have recently experienced a period of rapid growth and expansion that has placed a significant strain on our management information systems and our administrative, operational and financial resources. For example, we have grown from 65 employees at April 30, 1997 to 188 employees at October 31, 1999. In addition, Digital Market had 49 employees as of October 31, 1999. If we are unable to manage our growth and expansion in an efficient or timely manner, our business will be seriously harmed. In addition, we have recently hired a significant number of employees and plan to further increase our total headcount. We also plan to expand the geographic scope of our operations. This expansion has resulted and will continue to result in substantial demands on our management resources. To accommodate continued anticipated growth and expansion, we will be required to:

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

  We May Be Subject to Intellectual Property Infringement Claims That, With or Without Merit, Could Be Costly to Defend or Settle

  We may from time to time be subject to claims of infringement of other parties' proprietary rights or claims that our own intellectual property rights are invalid.. There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. It is possible that, in the future, third parties may claim that we or our current or potential future products infringe their intellectual property. We expect that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in industry segments overlaps. Any infringement claims made against us, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or negative publicity. In addition, if our products were found to infringe a third party's proprietary rights, we could be required to enter into royalty or licensing agreements in order to continue to be able to sell our products. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all.

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

 Provisions Contained in Our Charter Documents May Delay or Prevent a Change in Our Control

  Provisions of our Delaware certificate of incorporation and bylaws and of Delaware law could make it more difficult for a third party to acquire us, even if a change in control would be beneficial to our stockholders. These provisions also may prevent changes in our management

 Risks Related to the Internet on Our Business and Prospects

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

  Our Executive Officers, Directors and Major Stockholders Will Retain Significant Control Over Us After This Offering, Which May Lead to Conflicts With Other Stockholders Over Corporate Governance Matters

  After this offering, executive officers, directors and holders of 5% or more of our outstanding common stock will, in the aggregate, own approximately 45.2% of our outstanding common stock. These stockholders would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also delay, deter or prevent a change in our control and may make some transactions more difficult or impossible to complete without the support of these stockholders.

  Our Stock Price Has Been and May Continue to Be Extremely Volatile, Which May Lead to Losses By Investors and to Securities Litigation

  The stock market has experienced significant price and volume fluctuations and the market prices of securities of technology companies, particularly Internet-related companies including us, have been highly volatile. Investors may not be able to resell their shares purchased in this offering at or above the offering price. The market price of our common stock may decrease significantly in response to a number of factors, some of which are beyond our control, including the following:

     . variations in our quarterly operating results;

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

     . announcements that our revenues or income are below securitiesanalysts' expectations;

     . changes in securities analysts' estimates of our performance or industry performance;

     . changes in market valuations of similar companies;

     . sales of large blocks of our common stock;

     . the termination 91 days after the date of this offering with regard to our principal and selling stockholders, directors and officers, and

     . the termination on February 16, 2000 with regard to some of our other stockholders and the shareholders of Digital Market, of the lock-up period during which these stockholders are not permitted to sell our common stock acquired before our initial public offering; and

     . fluctuations in stock market price and volume, which are particularly common among highly volatile securities of software and Internet-based companies.

  In the past, securities class action litigation has often been instituted against a company following periods of volatility in the company's stock price. This type of litigation, if filed against us, could result in substantial costs and could divert our management's attention and resources.

 Substantial Future Sales of Our Common Stock Could Cause Our Stock Price to Decline

  Sales of a substantial number of shares of our common stock after this offering could cause the market price of our common stock to decline by potentially introducing a large number of sellers of our common stock into a market in which our common stock price is already volatile. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional equity securities. Based on shares outstanding as of October 31, 1999, and including our acquisition of Digital Market, we will have 22,606,444 shares of our common stock outstanding, or 22,943,944 shares if the underwriters' overallotment is exercised in full. All of the 2,250,000 shares sold in this offering will be freely tradable. Our directors, executive officers, the selling stockholders and other principal stockholders have executed lock-up agreements that limit their ability to sell shares of our common stock. These stockholders have agreed, subject to limited exceptions, not to sell or otherwise dispose of any shares of our common stock for a period of time without the prior written approval of Morgan Stanley & Co. Incorporated. The lock-up agreements signed by our directors, officers and principal and selling stockholders expire 91 days after the date of this offering, and the lock-up agreements signed by our other stockholders expire on February 16, 2000, at which time these shares and the shares of the common stock underlying any options held by these individuals will become eligible for sale, in some cases subject only to the volume, manner of sale and notice requirements of Rule 144 of the Securities Act of 1933.


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  We develop products in the United States and market our products in North America, and to a lesser extent in Europe and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because nearly all of our revenue is currently denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. Due to the short-term nature of our investments, we do not believe that we have a material risk exposure. Because some of our debt arrangements are based on variable rates of interest, our interest expense is sensitive to changes in the general level of U.S. interest rates. Since these obligations represent a small percentage of our total capitalization, we believe that there is not a material risk exposure.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

  In December 1999, we agreed to settle the complaint filed by Facilities Management International, a Southern California based systems integration company against us in the Superior Court for the State of California, County of Orange, on February 19, 1999, alleging interference with prospective economic advantage and unfair business practices in connection with our quote for services to one of our customers, for the sum of $21,500.

 Digital Market is a party to two related lawsuits in federal court with PolyDyne Development Corporation:

  PolyDyne originally filed a Bill of Discovery on October 2, 1998, and filed a formal complaint on July 13, 1999, in the District Court of Travis County, Texas, which was removed to the United States District Court for the Western District of Texas on August 13, 1999. In its complaint, PolyDyne has alleged that Digital Market introduced its Digital Buyer software, a product that it alleges competes with PolyDyne's QuoteWin and SupplyWin software, under circumstances that it claims constituted trade secrets misappropriation, theft of trade secrets and conversion. Digital Market has responded by denying all allegations, and intends to defend itself vigorously.

  Related to this lawsuit, Digital Market filed suit on July 26, 1999 in the Federal District Court for the Northern District of California, alleging that PolyDyne made false, misleading and deceptive statements about Digital Market, involving accusations that Digital Market infringed PolyDyne's copyrights and trade secrets, resulting in commercial disparagement, trade libel, defamation and interference with Digital Market's prospective business relations. Digital Market seeks damages and declaratory relief. PolyDyne has answered the pleadings and brought counterclaims alleging theft of trade secrets, conversion and common law misappropriation.

  After consideration of the nature of the claims, we do not believe that resolution of these related matters will harm our business. However, due to the inherently uncertain nature of litigation, we cannot determine the possible loss, if any, that we may ultimately incur either in the context of a trial or as a result of a negotiated settlement. Our defense of this litigation, regardless of its outcome, could result in the expenditure of significant financial and managerial resources.

Item 2.  Changes in Securities and Use of Proceeds.

  The effective date of the Registration Statement for the Company's initial public offering, filed on Form S-1 under the Securities Act of 1933 (File No. 333-81387), was August 19, 1999. The class of securities registered was Common Stock. The offering commenced and completed on August 20, 1999.

  Pursuant to the Registration Statement, the Company registered and sold 3,450,000 shares of its Common Stock to an underwriting syndicate at an initial public offering price of $21.00 per share for aggregate gross proceeds of approximately $72.5 million. The managing underwriters for the offering were Morgan Stanley Dean Witter, Deutsche Banc Alex. Brown, and Hambrecht & Quist. The Company incurred expenses of approximately $6.6 million, of which approximately $5.1 million represented underwriting discounts and commissions and approximately $1.5 million represented other expenses related to the offering. The net proceeds to the Company after total expenses was approximately $65.9 million. Simultaneous with the closing of the initial public offering, the Company sold an aggregate of 665,641 shares of common stock at $19.53 per share in a private placement to Dell Computer Corporation, Flextronics International Ltd., and Marshall Industries.

We have used, and continue to expect to use, the proceeds from the sale of stock for general corporate purposes, including working capital. A portion of the proceeds may also be used or the acquisition of businesses that are complimentary to ours. Pending such uses, we have invested the net proceeds from the sale of stock in investment grade, interest-bearing securities.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Item 6.  Exhibits and Reports on Form 8-K.

(a)    Exhibits.

Exhibit
-------
No.
---
                                  Description
                                  -----------
2.1 Agreement and Plan of Merger dated as of August 17, 1999 by and between Agile Software Corporation and Delaware Agile Software Corporation (1)
2.2 Agreement and Plan of Reorganization dated as of October 10, 1999, by and between Agile Software Corporation, Alaska Acquisition Corporation and Digital Market, Inc. (2)
3.1 Certificate of Incorporation of Agile Software Corporation, as amended to date. (1)
3.2     Certificate of Elimination and Certificate of Amendment. (1)
3.3     Bylaws of Agile Software Corporation. (1)
10.1    Amended and Restated 1995 Stock Option Plan (1)
10.2    1999 Employee Stock Purchase Plan (1)
10.3 Form of Indemnity Agreement between Agile Software Corporation and its directors and officers (1)
10.6 Revolving Credit Loan and Security Agreement (Accounts and Inventory) dated December 11, 1996 between Comerica Bank--California and Agile Software Corporation, as modified through July 19, 1999. (1)
10.15   Sixth Amended and Restated Investor Rights Agreement dated as of
        August 16, 1999 by and among Agile Software Corporation and the investors listed on Schedule A thereto. (1)
10.16 Common Stock Purchase Agreement dated August 2, 1999 between Agile Software Corporation, Dell U.S.A. L.P., a Texas Limited Partnership, and Flextronics International Ltd. (1)
10.17 Common Stock Purchase Agreement dated August 16, 1999 between Agile Software Corporation and Marshall Industries. (1)
27.1 Financial Data Schedule (filed only with the electronic submission of Form 10-Q in accordance with the Edgar requirements)
--------------------------------------------------------------------------------
(1) Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (File No. 333-81387) declared effective on August 19, 1999

(2) Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (File No. 333-91243) declared effective on December 13, 1999

(b) Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the three months ended October 31, 1999.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                           AGILE SOFTWARE CORPORATION
                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           AGILE SOFTWARE CORPORATION

Date: December 15, 1999


/s/ Thomas P. Shanahan
__________________________________
By: Thomas P. Shanahan
Chief Financial Officer,
Executive Vice President

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                 EXHIBIT INDEX

Exhibit No.                       Description
-----------                       -----------

2.1 Agreement and Plan of Merger dated as of August 17, 1999 by and between Agile Software Corporation and Delaware Agile Software Corporation (1)
2.2 Agreement and Plan of Reorganization dated as of October 10, 1999, by and between Agile Software Corporation, Alaska Acquisition Corporation and Digital Market, Inc. (2)
3.1 Certificate of Incorporation of Agile Software Corporation, as amended to date. (1)
3.2    Certificate of Elimination and Certificate of Amendment. (1)
3.3    Bylaws of Agile Software Corporation. (1)
10.1   Amended and Restated 1995 Stock Option Plan (1)
10.2   1999 Employee Stock Purchase Plan (1)
10.3 Form of Indemnity Agreement between Agile Software Corporation and its directors and officers (1)

10.6 Revolving Credit Loan and Security Agreement (Accounts and Inventory) dated December 11, 1996 between Comerica Bank--California and Agile Software Corporation, as modified through July 19, 1999. (1)

10.15  Sixth Amended and Restated Investor Rights Agreement dated as of
       August 16, 1999 by and among Agile Software Corporation and the investors listed on Schedule A thereto. (1)

10.16 Common Stock Purchase Agreement dated August 2, 1999 between Agile Software Corporation, Dell U.S.A. L.P., a Texas Limited Partnership, and Flextronics International Ltd. (1)

10.17 Common Stock Purchase Agreement dated August 16, 1999 between Agile Software Corporation and Marshall Industries. (1)
27.1 Financial Data Schedule (filed only with the electronic submission of Form 10-Q in accordance with the Edgar requirements)
--------------------------------------------------------------------------------
(1) Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (File No. 333-81387) declared effective on August 19, 1999

(2) Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (File No. 333-91243) declared effective on December 13, 1999

--------------------------------------------------------------------------------
                                                                         Page 36