Form 10-Q
period 2000-01-31
AGILE SOFTWARE CORP
filed 2000-03-16
CIK 1088653

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             _____________________

                                   Form 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 2000

                                       OR

    [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____


                           AGILE SOFTWARE CORPORATION
             (Exact name of registrant as specified in its charter)


         Delaware                               000-27071                          77-0397905
         --------                               ---------                          ----------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No ___, and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___.

The number of shares outstanding of the Registrant's Common Stock as of January 31, 2000 was 23,082,907.

  ----------------------------------------------------------------------------


                           AGILE SOFTWARE CORPORATION

INDEX

                                                                             Page No.
                                                                             -------
Part I.  Financial Information

Item 1.  Financial Statements (unaudited)

         Consolidated Balance Sheet at January 31, 2000
         and April 30, 1999                                                     3

         Condensed Consolidated Statement of Operations for the
         Three and Nine Months Ended January 31, 2000 and 1999                  5

         Condensed Consolidated Statement of Cash Flows for the
         Nine Months Ended January 31, 2000 and 1999                            6

         Notes to Condensed Consolidated Financial Statements                   8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             12

Item 3.  Quantitative and Qualitative Disclosure about Market Risk             34

Part II. Other Information

Item 1.  Legal Proceedings                                                     35

Item 2.  Changes in Securities and Use of Proceeds                             35

Item 3.  Defaults Upon Senior Securities                                       36

Item 4.  Submission of Matters to a Vote of Security Holders                   36

Item 5.  Other Information                                                     36

Item 6.  Exhibits and Reports on Form 8-K                                      37

Signature                                                                      38

Exhibit Index                                                                  39

  ----------------------------------------------------------------------------

  ----------------------------------------------------------------------------

Part 1 - Financial Information

Item 1.  Financial Statements

                           AGILE SOFTWARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                                             January 31,                        April 30,
                                                                                2000                              1999
                                                                       -----------------------        -----------------------
ASSETS
Current assets:
   Cash and cash equivalents                                           $               230,596        $                10,003
   Short-term investments                                                               79,873                              -
   Accounts receivable, net                                                              6,350                          4,980
   Other current assets                                                                    873                            624
                                                                       -----------------------        -----------------------
     Total current assets                                                              317,692                         15,607

Property and equipment, net                                                              4,766                          1,973
   Long-term investments                                                                15,697                              -
   Intangible assets                                                                   101,412                              -
   Other assets                                                                            317                            368
                                                                       -----------------------        -----------------------
                                                                       $               439,884        $                17,948
                                                                       =======================        =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                    $                 1,839         $                1,287
   Accrued expenses and other liabilities                                                6,138                          3,618
   Deferred revenue                                                                      7,600                          5,107
   Current portion of lease obligations                                                    750                            735
   Current portion of notes payable                                                          -                            686
                                                                       -----------------------        -----------------------
      Total current liabilities                                                         16,327                         11,433

   Capital lease obligations, noncurrent                                                   661                            871
   Notes payable, noncurrent                                                                39                          2,353
                                                                      ------------------------        -----------------------
      Total liabilities                                                                 17,027                         14,657
                                                                      ------------------------        -----------------------

Stockholders' equity :
   Convertible Preferred Stock, $0.001 par value;
     31,176 shares authorized; no shares and 11,874 shares
     issued and outstanding                                                                  -                             12
   Common Stock, $0.001 par value; 100,000 shares authorized;
     23,083 and 4,200 shares issued and outstanding                                         23                              4
   Additional paid-in capital                                                          502,122                         35,503
   Other comprehensive loss                                                               (322)                             -
   Notes receivable from stockholders                                                   (1,426)                          (748)

  ----------------------------------------------------------------------------

  ----------------------------------------------------------------------------


   Unearned stock compensation                                                       (29,716)                        (4,947)
   Accumulated deficit                                                               (47,824)                       (26,533)
                                                                      -----------------------        -----------------------
     Total stockholders' equity                                                      422,857                          3,291
                                                                      -----------------------        -----------------------
                                                                      $              439,884         $               17,948
                                                                      =======================        =======================

 See accompanying notes to these condensed consolidated financial statements.

------------------------------------------------------------------------------

  ----------------------------------------------------------------------------


                                                      AGILE SOFTWARE CORPORATION

                                            CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                (in thousands, except per share data)
                                                             (unaudited)

                                                           Three Months Ended                             Nine Months Ended
                                                              January 31,                                    January 31,
                                             ------------------------------------------     --------------------------------------
                                                    2000                    1999                   2000                   1999
                                             ------------------     -------------------     ------------------     ---------------
Revenues:
  License                                    $            5,814      $            2,898     $           14,153     $          7,654
  Professional services                                   1,277                     976                  3,442                2,447
  Maintenance                                             1,472                     718                  3,793                1,544
                                             -------------------     ------------------     ------------------     ----------------
    Total revenues                                        8,563                   4,592                 21,388               11,645
                                             ------------------      ------------------     ------------------     ----------------

Cost of revenues:
  License                                                   448                     211                    976                  617
  Professional services                                   1,020                   1,165                  2,746                2,711
  Maintenance                                               603                     371                  1,527                  914
                                             ------------------     -------------------     ------------------     ----------------
     Total cost of revenues                               2,071                   1,747                  5,249                4,242
                                             ------------------     -------------------     ------------------     ----------------
Gross profit                                              6,492                   2,845                 16,139                7,403
                                             ------------------     -------------------     ------------------     ----------------

Operating expenses:
  Sales and marketing                                     7,248                   3,339                 17,261                9,329
  Research and development                                2,836                   1,294                  6,030                3,510
  General and administrative                                864                     492                  2,369                1,362
  Amortization of stock compensation                      3,957                     622                  7,615                1,567
  Amortization of intangible assets                       5,965                       -                  5,965                    -
  Acquired in-process technology                          1,300                       -                  1,300                    -
                                             ------------------     -------------------     ------------------     ----------------
     Total operating expenses                            22,170                   5,747                 40,540               15,768
                                             ------------------     -------------------     ------------------     ----------------

Loss from operations                                    (15,678)                 (2,902)               (24,401)              (8,365)

Interest and other income                                 2,853                     104                  3,786                  347
Interest expense                                           (107)                    (40)                  (676)                (133)
                                             ------------------     -------------------     ------------------     ----------------
Net loss                                     $          (12,932)    $            (2,838)    $          (21,291)    $         (8,151)
                                             ==================     ===================     ==================     ================

Net loss per share:
  Basic and diluted                          $            (0.61)    $             (0.94)    $            (1.61)    $          (2.84)
                                             ==================     ===================     ==================     ================

Weighted average shares                                  21,079                   3,017                 13,202                2,870
                                             ==================     ===================     ==================     ================

 See accompanying notes to these condensed consolidated financial statements.

  ----------------------------------------------------------------------------

  ------------------------------------------------------------------------------

                          AGILE SOFTWARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                                                 Nine Months Ended
                                                                                    January 31,
                                                                  -------------------------------------------
                                                                         2000                       1999
                                                                  --------------------     ------------------
Cash flows from operating activities:
  Net loss                                                        $            (21,291)    $           (8,151)

  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Acquired in-process technology                                               1,300                      -
    Provision for doubtful accounts                                                108                    119
    Depreciation and amortization                                                7,257                    748
    Amortization of stock compensation                                           7,615                  1,567
    Warrant expense                                                                253                      -
    Changes in assets and liabilities, net of acquisition:
     Accounts receivable                                                        (1,303)                  (499)
     Other assets, current and non-current                                        (443)                   (61)
     Accounts payable                                                              545                   (144)
     Accrued expenses and other liabilities                                     (3,059)                 1,724
     Deferred revenue                                                            2,390                    693
                                                                  --------------------     ------------------
          Net cash used in operating activities                                 (6,628)                (4,004)
                                                                  --------------------     ------------------
Cash flows from investing activities:
   Purchases of investments                                                   (102,330)                     -
   Proceeds from sale of investments                                             6,438                      -
   Cash paid in business combination, net                                      (22,362)                     -
   Acquisition of property and equipment                                        (3,097)                  (359)
                                                                  --------------------     ------------------
          Net cash used in investing activities
                                                                              (121,351)                  (359)
                                                                  --------------------     ------------------
Cash flows from financing activities:
   Proceeds from bank line of credit                                                 -                    900
   Repayment of bank line of credit                                                  -                 (1,900)
   Repayment of capital lease obligations                                         (611)                  (438)
   Repayment of notes payable                                                   (3,078)                     -
  -----------------------------------------------------------------------------------------------------------
                                                                                                       Page 6

  ------------------------------------------------------------------------------


   Proceeds from issuance of Common Stock, net                                 351,730                     19
   Repayment of notes receivable from stockholders                                 531                     12
   Proceeds from issuance of Convertible Preferred Stock, net                        -                 11,972
                                                                  --------------------     ------------------
          Net cash provided by financing activities                            348,572                 10,565
                                                                  --------------------     ------------------

Net increase in cash and cash equivalents                                      220,593                  6,202

Cash and cash equivalents at beginning of period                                10,003                  2,160
                                                                  --------------------     ------------------
Cash and cash equivalents at end of period                        $            230,596     $            8,362
                                                                  ====================     ==================

 See accompanying notes to these condensed consolidated financial statements.

  ------------------------------------------------------------------------------

  ----------------------------------------------------------------------------

AGILE SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

     The accompanying condensed consolidated financial statements as of January 31, 2000 and for the three and nine months ended January 31, 2000 and 1999 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for their fair presentation. These condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 1999, included in the Company's Registration Statement on Form S-1 declared effective on August 19, 1999 and the Company's Registration Statement on Form S-1 declared effective on December 13, 1999. The results of operations for the three and nine months ended January 31, 2000 are not necessarily indicative of results to be expected for the full year or for any other period.

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

3.   Net Loss Per Share

     Basic net loss per share is computed by dividing the net loss available to holders of Common Stock for the period by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share is the same as basic net loss per share because the calculation of diluted net loss per share excludes potential shares of Common Stock since their effect is antidilutive. Potential shares of Common Stock consist of unvested restricted Common Stock and incremental shares of Common Stock issuable upon the exercise of stock options and warrants.

  ----------------------------------------------------------------------------

  ----------------------------------------------------------------------------

   The following table sets forth the computation of basic and diluted net loss per share for the periods indicated(in thousands, except per share amounts):

                                                            Three Months Ended                            Nine Months Ended
                                                                January 31,                                  January 31,
                                                ---------------------------------------      ---------------------------------------
                                                     2000                  1999                   2000                  1999
                                                -----------------     -----------------      -----------------     ----------------
                                                                                      (unaudited)
Numerator
  Net loss                                      $         (12,932)    $         (2,838)      $         (21,291)    $         (8,151)
                                                =================     =================      =================     ================

Denominator
  Weighted average shares                                  22,072                4,176                  14,265                4,105
  Weighted average unvested shares of
      Common Stock subject to repurchase                     (993)              (1,159)                 (1,063)              (1,235)

                                                -----------------     -----------------      -----------------     ----------------
Denominator for basic and diluted calculation              21,079                3,017                  13,202                2,870
                                                =================     =================      =================     ================
Net loss per share:
  Basic and diluted                             $           (0.61)     $         (0.94)      $           (1.61)    $          (2.84)
                                                =================     =================      =================     =================



     At January 31, 2000, approximately 3,557,526 potential shares of Common Stock are excluded from the determination of diluted net loss per share as the effect of such shares is antidilutive.

4.   Comprehensive Loss

     Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. During the three and nine months ended January 31, 2000, the Company incurred $322,000 in unrealized losses on short-term and long-term investments that are reported in comprehensive loss.

5.   Segment Information

     The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the three and nine months ended January 31, 2000 and 1999, the Company operated in a single business segment, primarily in the United States. Through January 31, 2000, foreign operations were not significant in either revenue or investment in long-lived assets.

6.   Initial Public Offering and Follow-On Stock Offering

     In August 1999, the Company completed its initial public offering of 3,450,000 shares of Common Stock (including the exercise of the underwriters' overallotment option) at $21.00 per share. Net proceeds to the Company, before offering expenses, were $67.4 million or $19.53 per share. Offering expenses were $1.2 million. Simultaneous with the closing of the initial public offering, the Company sold an aggregate of 665,641 shares of Common Stock at $19.53 per share in private placements to Dell Computer Corporation, Flextronics International Ltd., and Marshall Industries. Upon the closing of the initial public offering, the 11,873,273 outstanding shares of Preferred Stock were converted to shares of Common Stock and a warrant to purchase 60,000 shares of Common Stock at $6.75 per share was exercised.

     In December 1999, the Company completed its follow-on public offering of 2,645,000 shares of Common Stock (including the exercise of the underwriters' overallotment option) at $174.00 per share. The Company sold 1,645,000 in this offering and selling stockholders sold 1,000,000 shares. Net proceeds to the Company, before offering expenses were $272.6 million. Offering expenses to date are approximately $900,000. Upon the closing of the follow-on public offering, warrants to purchase 57,190 shares of Common Stock at prices ranging from $1.16 to $2.964 per share were exercised.

  ----------------------------------------------------------------------------

--------------------------------------------------------------------------------

7.   Stock Option Grants

     During the period from May 1, 1999 to January 31, 2000, the Company granted options to employees and consultants to purchase an aggregate of 2,100,961 shares of Common Stock at exercise prices ranging from $5.00 to $201.00 per share. The Company has recorded unearned stock compensation with respect to stock options granted at less than fair value to employees of approximately $31.1 million. Included within the 2,100,961 options are 65,000 options granted to consultants. The Company will account for the options granted to consultants under variable plan accounting and has calculated the fair value of these options as of January 31, 2000 of $9.3 million using the Black-Scholes option pricing model as prescribed by Statement of Financial Accounting Standards, ("SFAS") No. 123 with the following underlying assumptions: expected volatility of 85%, risk-free interest rate of 5.5% and option terms of ten years. The Company will adjust the fair value of the options granted to consultants through earnings each quarter over the five-year vesting period of the options.

8.   Borrowings

     The Company used a portion of the proceeds from its initial public offering
to repay subordinated notes payable in their entirety on August 31, 1999.   As a
result of the repayment of the subordinated notes payable, the Company recognized $253,000 of unamortized note discount as interest expense in the quarter ended October 31, 1999.

     In July 1999, the Company renewed its existing line of credit through August 2000 and increased the amount available for borrowing to $5,000,000, including $500,000 available for the issuance of letters of credit and foreign currency exchange activity. Borrowings under the credit agreement bear interest at an annual rate of 8.5%, subject to adjustment by the bank, and are secured by the assets of the Company. As of January 31, 2000, no amount was outstanding under the line. In connection with this line of credit, the Company is required to meet certain monthly financial covenants, including a minimum tangible net worth and a minimum quick ratio. At January 31, 2000, the Company was in compliance with all financial covenants.

9.   Business acquisition

     On November 23, 1999, the Company acquired Digital Market, Inc. ("DMI") in a transaction accounted for as a purchase business combination. The Company paid $20.0 million in cash and issued 601,009 shares of its Common Stock valued at $75.7 million or $125.89 per share based upon the average price of the Company's Common Stock two days before, day of and two days after the transaction measurement date. In addition, the Company also assumed all unvested outstanding stock options granted by DMI. The estimated fair value of the assumed options is $5.6 million, and was included as a component of the purchase price. The Company also incurred $3.0 million in acquisition expenses, including financial advisory and legal fees and other direct transaction costs, for an aggregate purchase price of $104.3 million.

     The total acquisition price of $104.3 million was allocated to the assets acquired, including tangible and intangible assets, and liabilities assumed based upon the fair value of such assets and liabilities on the date of the acquisition. The total purchase cost of the acquisition has been allocated to assets and liabilities based on management's estimates of their fair value and an independent appraisal of certain intangible assets with the excess costs over the net assets acquired allocated to goodwill. The aggregate purchase price was allocated as follows (in thousands):


   Net tangible liabilities.............   $ (4,409)
   In-process technology................      1,300
   Existing technology..................      1,850
   Trademark ...........................        150
   Workforce in place...................      2,100

 -------------------------------------------------------------------------------

  ----------------------------------------------------------------------------

   Goodwill.............................  103,262
                                         --------
                                         $104,253
                                         ========

   The net tangible liabilities consist primarily of cash and cash equivalents, accounts receivable, property and equipment, accounts payable and other liabilities and notes payable. Because the in-process technology had not reached the stage of technological feasibility at the acquisition date and had no alternative future use, the amount was immediately charged to operations. The amount allocated to existing technology, trademarks and workforce in place are being amortized over the estimated useful lives of three years. The purchase price in excess of identified tangible and intangible assets is allocated as goodwill. As a result of the rapid technological changes occurring in the software and Internet industries, goodwill is being amortized over the estimated useful life of three years. The valuation for the intangible assets has been determined using management's assumptions and a report from an independent appraiser.

    The following unaudited pro forma condensed consolidated results of operations of the Company for the year ended April 30, 1999 and the nine months ended January 31, 2000, combined with the results of operations of DMI for the year ended March 31, 1999 and the period from April 1, 1999 through the date of its acquisition by the company (November 23, 1999). The unaudited pro forma condensed consolidated results of operations gives effect to this acquisition as if it had occurred at the beginning of each period (in thousands, except per share amounts):


                                     Nine Months Ended                   Year  Ended
                                     January 31, 2000                  April 30, 1999
                                     -----------------                   --------------
Pro forma net revenue                $      21,872                      $    18,293
Pro forma net loss                         (50,326)                         (52,463)
Pro forma net loss per share         $       (3.69)                     $    (14.77)

Pro forma shares outstanding                13,653                            3,553


     These results are presented for illustrative purposes only and are not necessarily indicative of the actual operating results or financial position that would have occurred if the transaction had been consummated at the beginning of each period.


10.  Subsequent event-Stock split

     In February 2000, the Company's board of directors authorized a Common Stock split on a two-for-one basis to be effected in the form of a 100% stock dividend. The Company's stockholders of record at the close of business on March 3, 2000 will receive one additional share of Common Stock, $0.001 par value per share, for each share that they own on such date. The Company's transfer agent will issue new shares on March 16, 2000, and the Company's Common Stock will begin trading on Nasdaq on a split-adjusted basis beginning on March 17, 2000.

  ----------------------------------------------------------------------------

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in "Other Factors Affecting Operating Results" and "Liquidity and Capital Resources" below, as well as Risk Factors included in the our Rule 424(b)(4) prospectus dated December 13, 2000, as filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

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

  Customers who license our software products receive a license for our application servers, one or more user licenses, and third-party provided adapters to connect with the customer's other existing enterprise systems. Our customers generally purchase a limited number of user licenses at the time of the initial license of the software products and may purchase additional user licenses as needed. Customers may purchase implementation services from us. These professional services are generally provided on a fixed-price basis and are often provided by third-party consulting organizations. We also offer fee-based training services to our customers. As of January 31, 2000, over 98% of our customers who licensed our products had purchased maintenance contracts, which provide unspecified software upgrades, on a when-and-if available basis, and technical support over a stated term, which is generally a twelve-month period, and over 90% of our customers had renewed their maintenance contracts. We cannot assure that we will continue to experience these rates of purchases of maintenance agreements or renewals.

  We recognize revenue under Statement of Position, or SOP, 97-2, "Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions". When contracts contain multiple elements and vendor-specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the "Residual Method" prescribed by SOP 98-9. Software licenses sold to new customers are recognized upon installation and acceptance by the customer. Software licenses sold to existing customers, or add-on sales, do not include acceptance provisions and are recognized upon shipment of the software product. In the event we grant our customers the right to specified upgrades, license revenue is deferred until delivery of the specified upgrade. If vendor-specific objective evidence of fair value exists for the specified upgrade, then an amount equal to this fair value is deferred. If vendor-specific objective evidence of fair value does not exist, then the entire license fee is deferred until the delivery of the specified upgrade. During fiscal 1997, our first full year of operations, substantially all of our license revenues were generated from new customers. License revenues generated from new customers represented 79% of license revenues in fiscal 1998, 66% in fiscal 1999, and 49% for the nine months ended January 31, 2000, with the remaining license revenues in each period attributable to existing customers. Our professional services revenues consist of implementation services which are recognized upon customer acceptance and training revenues which are recognized as the services are performed. Our maintenance revenues are recognized ratably over the contract period, generally twelve months.

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

On November 23, 1999, we acquired Digital Market, Inc. ("DMI") in a transaction accounted for as a purchase business combination. We paid $20.0 million in cash and issued 601,009 shares of our common stock valued at $75.7 million or $125.89 per share based upon the average price of our common stock two days before, day of and two days after the transaction measurement date. In addition, we also assumed all unvested outstanding stock options granted by DMI. The estimated fair value of the assumed options is $5.6 million, and was included as a component of the purchase price. We also incurred $3.0 million in acquisition expenses, including financial advisory and legal fees and other direct transaction costs, for an aggregate purchase price of $104.3 million.

The total acquisition price of $104.3 million was allocated to the assets acquired, including tangible and intangible assets, and liabilities assumed based upon the fair value of such assets and liabilities on the date of the acquisition. The total purchase cost of the acquisition has been allocated to assets and liabilities based on management's estimates of their fair value and an independent appraisal of certain intangible assets with the excess costs over the net assets acquired allocated to goodwill. The aggregate purchase price was allocated as follows (in thousands):

   Net tangible liabilities....................................   $ (4,409)
   In-process technology.......................................      1,300
   Existing technology.........................................      1,850
   Trademark ..................................................        150
   Workforce in place..........................................      2,100
   Goodwill....................................................    103,262

                                    -------
                                   $104,253
                                    =======

The net tangible liabilities consist primarily of cash and cash equivalents, accounts receivable, property and equipment, accounts payable and other liabilities and notes payable. Because the in-process technology had not reached the stage of technological feasibility at the acquisition date and had no alternative future use, the amount was immediately charged to operations. The amount allocated to existing technology, trademarks and workforce in place are being amortized over the estimated useful lives of three years. The purchase price in excess of identified tangible and intangible assets is allocated as goodwill. As a result of the rapid technological changes occurring in the software and Internet industries, goodwill is being amortized over the estimated useful life of three years. The valuation for the intangible assets has been determined using management's assumptions and a report from an independent appraiser.

We granted options below market price to purchase 134,572 shares of our Common Stock to certain DMI employees who have remained our employees after the acquisition. We recorded additional deferred stock compensation of approximately $11.7 million associated with these stock option grants, which will be amortized over their expected term of 18 months.

In connection with the granting of stock options to our employees (including the DMI employees who remained employees of the Company after the acquisition) and non-employee consultants, we have recorded unearned stock compensation totaling approximately $40.4 million through January 31, 2000, of which $29.7 million remains to be amortized. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the expected term of the options, consistent with the method described in Financial Accounting Standards Board, or FASB, Interpretation No. 28. We recognized amortization of unearned stock compensation of $7.6 million for the nine months ended January 31, 2000 and $1.6 million for the nine months ended January 31, 1999. The amortization of the remaining unearned stock compensation at January 31, 2000 will result in additional charges to operations through fiscal 2005. We calculated the minimum fair value of options to purchase 65,000 shares of our common stock granted to non-employee consultants which totals $9.3 million as of January 31, 2000 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 with the following underlying assumptions: expected volatility of 85%, risk-free interest rate of 5.5% and option terms of ten years. We are accounting for these options under variable plan accounting and therefore the expense associated with these options may fluctuate significantly from quarter to quarter through fiscal 2005. The amortization of stock compensation is classified as a separate component of operating expenses in our consolidated statement of operations.

Although our total revenues have increased from quarter to quarter, we have incurred significant costs to develop our products and to recruit and train personnel for our engineering, sales, marketing, professional services and administration departments. As a result, we have incurred significant losses since inception, and, as of January 31, 2000, had an accumulated deficit of $47.8 million.

We intend to continue to incur significant sales and marketing, research and development and general and administrative expenses. For example, we had 250 full-time employees at January 31, 2000, compared to 156 at April 30, 1999, 103 at April 30, 1998 and 65 at April 30, 1997. We will seek to hire additional employees in the future. We expect to continue to incur operating losses for the foreseeable future. In order to achieve profitability, we will need to increase our revenues significantly. Therefore, we cannot assure you that we will ever attain or maintain profitability. Our expansion will also place significant demands on our management and operational resources. To manage this rapid growth and increased demands, we must improve existing and implement new operational and financial systems, procedures and controls. We must also hire, train, manage, retain and motivate qualified personnel. We expect future expansion to continue to challenge our ability to hire, train, manage, retain and motivate our employees.

In view of the rapidly changing nature of our market and our limited operating history, we believe that period-to-period comparisons of our revenues and other operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our historic revenue growth rates are not necessarily sustainable sustainable or indicative of our future growth.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total revenues:

                                                              Three Months Ended                     Nine Months Ended
                                                                  January 31,                           January 31,
                                                          ---------------------------------   ------------------------------
                                                              2000             1999               2000            1999
                                                            ---------        --------           --------        --------
                                                                                        (unaudited)
Revenues:
  License                                                      68%               63%                66%            66%
  Professional services                                        15                21                 16             21
  Maintenance                                                  17                16                 18             13
                                                            ---------        --------           --------        --------
     Total revenues                                           100               100                100            100
                                                            ---------        --------           --------        --------

Cost of revenues:
  License                                                       5                 5                  4              6
  Professional services                                        12                25                 13             23
  Maintenance                                                   7                 8                  7              8
                                                            ---------        --------           --------        --------
   Total cost of revenues                                      24                38                 24             37
                                                            ---------        --------           --------        --------

Gross profit                                                   76                62                 76             63
                                                            ---------        --------           --------        --------
Operating expenses:
  Sales and marketing                                          85                73                 81             80
  Research and development                                     33                28                 28             30
  General and administrative                                   10                11                 11             12
  Amortization of stock compensation                           46                13                 36             13
  Amortization of intangible assets                            70                 -                 28              -
  Acquired in-process technology                               15                 -                  6              -
                                                            ---------        --------           --------        --------
    Total operating expenses                                  259               125                190            135
                                                            ---------        --------           --------        --------
Loss from operations                                         (183)              (63)              (114)           (72)

Interest and other income                                      33                 2                 18              3
Interest expense                                               (1)               (1)                (4)            (1)
                                                            ---------        --------           --------        --------
Net loss                                                     (151%)             (62%)             (100%)          (70%)
                                                            =========        ========           ========        ========

Three and Nine Months Ended January 31, 2000 and 1999

Revenues

Our total revenues for the third quarter ended January 31, 2000 were $8.6 million, representing an increase of $4.0 million, or 86%, from the revenues of $4.6 million for the quarter ended January 31, 1999. Our total revenues for the nine months ended January 31, 2000 were $21.4 million, representing an increase of $9.8 million, or 84%, from the revenues of $11.6 million for the nine months ended January 31, 1999. We had no customer that accounted for more than 10% of our total revenues for the three and nine months ended January 31, 2000 or 1999.

License Revenues. Our license revenues for the third quarter ended January 31, 2000 were $5.8 million, representing an increase of $2.9 million, or 101%, from the license revenues of $2.9 million for the quarter ended January 31, 1999. Our license revenues for the nine months ended January 31, 2000 were $14.2 million, representing an increase of $6.5 million, or 85%, from the revenues of $7.7 million for the nine months ended January 31, 1999. License revenues as a percentage of total revenues were 68% and 66% for the three and nine months ended January 31, 2000 and 63% and 66% for the three and nine months ended January 31, 1999. The increase in our license revenues from the prior year periods was due to increased market acceptance of our suite of products, including new versions of our products.

Professional Services Revenues. Our professional services revenues for the third quarter ended January 31, 2000 were $1.3 million, representing an increase of $301,000, or 31%, from the professional services revenues of $976,000 for the
quarter ended January 31, 1999.   Our professional services revenues for the
nine months ended January 31, 2000 were $3.4 million, representing an increase of $995,000, or 41%, from the revenues of $2.4 million for the nine months ended January 31, 1999. Professional services revenues as a percentage of total revenues were 15% and 16% for the three and nine months ended January 31, 2000 and 21% for both the three and nine months ended January 31, 1999. The increase in professional services revenues in absolute dollars for both comparable periods was due to increased license revenues and an increased range of services, consisting of additional data migration and integration services. In the future, we anticipate that an increasing percentage of professional services will be provided by third parties who will invoice the customer directly. As a result, we anticipate that professional services revenues will decline as a percentage of total revenues.

Maintenance Revenues. Our maintenance revenues for the third quarter ended January 31, 2000 were $1.5 million, representing an increase of $754,000, or 105%, from the maintenance revenues of $718,000 for the quarter ended January 31, 1999. Our maintenance revenues were $3.8 million for the nine months ended January 31, 2000, representing an increase of $2.2 million, or 146%, from the maintenance revenues of $1.5 million for the nine months ended January 31, 1999. Maintenance revenues as a percentage of total revenues were 17% and 18% for the three and nine months ended January 31, 2000 and 16% and 13% for the three and nine months ended January 31, 1999. The increase in maintenance revenues and maintenance revenues as a percentage of total revenues for both comparable periods was attributable to increased licenses for our products.

Cost of Revenues

Cost of License Revenues. Cost of license revenues for the third quarter ended January 31, 2000 were $448,000, representing an increase of $237,000, or 112%, from the cost of license revenues of $211,000 for the quarter ended January 31, 1999. Cost of license revenues were $976,000 for the nine months ended January 31, 2000, representing an increase of $359,000, or 58%, from the cost of license revenues of $617,000 for the nine months ended January 31, 1999. The increased expenses for both comparable periods were primarily due to the sub-licensing of third-party software used in our products. Cost of license revenues as a percentage of total license revenues has remained consistent at 8% and 7% for the three and nine months ended January 31, 2000 and 7% and 8% for the three months and nine months ended January 31, 1999.

Cost of Professional Services Revenues. Cost of professional services revenues for the third quarter ended January 31, 2000 were $1.0 million, representing a decrease of $145,000, or 12%, from the cost of professional services revenues of $1.2 million in the quarter ended January 31, 1999. Cost of professional services revenues were $2.7 million for the nine months ended January 31, 2000, representing an increase of $35,000, or 1%, from the cost of professional services revenues of $2.7 million for the nine months ended January 31, 1999. The decrease in cost of our professional services revenues for the three months ended January 31, 2000 was primarily to the decreased amount of professional services outsourced to third parties. In certain periods in the past, and potentially in the future, our cost of professional services revenues exceeded our professional services revenues, primarily because the actual cost of providing the services, whether provided internally or through third parties, exceeded the fixed price payment received from some of our customers. In addition, as we increase the size of our professional services staff, costs are incurred for new personnel before they become fully productive.

Cost of Maintenance Revenues. Cost of maintenance revenues for the third quarter ended January 31, 2000 were $603,000, representing an increase of $232,000, or 63%, from the cost of maintenance revenues of $371,000 in the quarter ended January 31, 1999. Cost of maintenance revenues were $1.5 million for the nine months ended January 31, 2000, representing an increase of $613,000 or 67%, from the cost of maintenance revenues of $914,000 for the nine months ended January 31, 1999. Cost of maintenance revenues as a percentage of total revenues were 41% and 40% for the three and nine months ended January 31, 2000 and 52% and 59% for the three and nine months ended January 31, 1999. The decrease in cost of maintenance revenues as a percentage of maintenance revenues for both comparable periods was due to economies of scale realized as a result of increased management personnel and experienced maintenance personnel.

Operating Expenses

Sales and Marketing. Sales and marketing expenses for the third quarter ended January 31, 2000 were $7.2 million, representing an increase of $3.9 million, or 117%, from the sales and marketing expenses of $3.3 million in the quarter ended January 31, 1999. Sales and marketing expenses were $17.3 million for the nine months ended January 31, 2000, representing an increase of $7.9 million, or 85%, from the sales and marketing expenses of $9.3 for the nine months ended January 31, 1999. The increase in sales and marketing expenses for the three and nine months ended January 31, 2000 compared to the corresponding periods in the prior fiscal year reflect significant personnel-related expenses such as salaries, benefits and commissions, recruiting fees, travel expenses and related costs of hiring sales management, sales representatives, sales engineers and marketing personnel. We anticipate that our sales and marketing expenses will increase in absolute dollars for the foreseeable future as we expand our domestic and international sales force.

Research and Development. Research and development expenses for the third quarter ended January 31, 2000 were $2.8 million, representing an increase of $1.5 million, or 119%, from the research and development expenses of $1.3 million in the quarter ended January 31, 1999. Research and development expenses were $6.0 million for the nine months ended January 31, 2000, representing an increase of $2.5 million, or 72%, from the research and development expenses of $3.5 million for the nine months ended January 31, 1999. The absolute dollar increase in research and development expenses for the three and nine months ended January 31, 2000 compared to the corresponding periods in the prior fiscal year was due to the increase in the number of our software developers, quality assurance personnel and outside contractors to support our product development, documentation, internationalization and testing activities related to the development and release of the latest versions of our products. We anticipate that research and development expenses will continue to increase in absolute dollars for the foreseeable future as we continue to add to our research and development staff.

General and Administrative. General and administrative expenses for the third quarter ended January 31, 2000 were $864,000, representing an increase of $372,000, or 76%, from the general and administrative expenses of $492,000 in the quarter ended January 31, 1999. General and administrative expenses were $2.4 million for the nine months ended January 31, 2000, representing an increase of $1.0 million or 74%, from the general and administrative expenses of $1.4 million for the nine months ended January 31, 1999. The absolute dollar increase in general and administrative expenses for the three and nine months ended January 31, 2000 compared to the corresponding periods in the prior fiscal year was due to hiring additional finance, executive and administrative personnel to support the growth of our business during that period. We expect that general and administrative expenses will increase in absolute dollars for the foreseeable future as we expand our operations and incur the normal costs of a public company.

Amortization of Stock Compensation. We recognized amortization of stock compensation of approximately $4.0 million and $7.6 million for the three and nine months ended January 31, 2000 compared to $622,000 and $1.6 million for the three and nine months ended January 31, 1999.

Purchased In-process Research and Development.   Of the $104.3 million purchase
price for Digital Market, Inc., $1.3 million was allocated to in-process research and development, which was expensed in full upon completion of the acquisition in November 1999.

Amortization of Goodwill and Purchased Intangible Assets. Of the $104.3 million purchase price for Digital Market, Inc., $103.3 million was allocated to goodwill and $4.1 million was allocated to intangible assets, both of which are being amortized over a period of 3 years. Amortization of goodwill and intangibles for the three and nine months ended January 31, 2000 was $6.0 million.

Interest and Other Income (Expense), Net. Interest and other income, net was $2.7 million and $3.1 million for the three and nine months ended January 31, 2000 compared to $64,000 and $214,000 for the three and nine months ended January 31, 1999. This increase was due primarily to higher interest income generated from the increase in cash and cash equivalents and investments as a result of our initial public and follow-on public offerings. At April 30, 1999 we had an unamortized note discount of $253,000 related to warrants issued in connection with subordinated notes payable. We used a portion of the proceeds from our initial public offering to repay these subordinated notes payable in their entirety on August 31, 1999. As a result, the unamortized note discount was recognized as interest expense in the nine months ended January 31, 2000.

Provision for Income Taxes. Our operating losses are generated domestically, and amounts attributable to its foreign operations have been insignificant for all periods presented. No provision for income taxes has been recorded since our inception because we have incurred net losses in all periods.

Liquidity and Capital Resources

Since our inception, prior to our initial public offering, we raised $26.2 million of equity capital from the sale of preferred stock, net of issuance costs, which was the primary source of financing for our operations.

In August 1999, we completed our initial public offering of 3,450,000 shares of our Common Stock, including the exercise of the underwriters' overallotment option, at $21.00 per share. Net proceeds to us, before offering expenses, were $67.4 million, or $19.53 per share. Offering expenses were $1.2 million. Simultaneous with the closing of the initial public offering, we sold an aggregate of 665,641 shares of our common stock at $19.53 per share in a private placement to Dell Computer Corporation, Flextronics International Ltd. and Marshall Industries (now owned by Avnet, Inc.). Net proceeds from sales of common stock in the private placement were $13.0 million. We used $20.0 million of the proceeds from our initial public offering to pay the cash portion of the consideration payable by us in our acquisition of Digital Market.

In December 1999, we completed a follow-on public offering of 2,645,000 shares of Common Stock (including the exercise of the underwriters' overallotment option) at $174.00 per share. The Company sold 1,645,000 in this offering and selling stockholders sold 1,000,000 shares. Net proceeds to the Company, before offering expenses, were $272.6 million. Offering expenses to date are approximately $900,000. Upon the closing of the follow-on public offering, warrants to purchase 57,190 shares of Common Stock at prices ranging from $1.16 to $2.964 per share were exercised.

As of January 31, 2000, we had cash and cash equivalents of $230.6 million, an increase from $10.0 million of cash and cash equivalents held as of April 30, 2000. Our working capital at January 31, 2000 was $301.4 million.

We have a $5.0 million senior line of credit facility with a bank, borrowings thereunder bearing interest at 8.5%, which expires on August 31, 2000. At January 31, 2000, no balance was outstanding under this line of credit. This line of credit is secured by accounts receivable and certain other assets of ours. Capital lease obligations, including both short-term and long-term portions, were $1.4 million at January 31, 2000, and are payable through fiscal 2003. Our senior line of credit requires us to maintain certain monthly financial covenants, including a minimum tangible net worth and a minimum quick ratio. We were in compliance with all of our financial covenants at January 31, 2000.

We also have noncancelable operating leases for office space of approximately $7.1 million at January 31, 2000 including lease commitments entered into in February, 2000, which are payable through fiscal 2005.

Our operating activities resulted in net cash outflows of $6.6 million for the nine months ended January 31, 2000 and $4.0 million for the nine months ended January 31, 1999.

Purchases of property and equipment were approximately $3.1 million for the nine months ended January 31, 2000 and $359,000 for the nine months ended January 31, 1999. These expenditures were primarily for computer hardware and software and furniture and fixtures. We expect that capital expenditures will continue to increase to the extent we continue to increase our headcount or expand our operations. Cash of $22.4 million was used as a portion of the consideration paid for the acquisition of Digital Market, Inc. including cash borrowed to DMI under a loan agreement that was forgiven subsequent to the completion of the acquisition. We made cash investments in marketable securities, net of proceeds from maturity, of $95.9 million.

Financing activities provided cash of $348.6 million for the nine months ended January 31, 2000 and $10.6 million for the nine months ended January 31, 1999. Cash was provided for in these periods from the issuance of preferred stock and in the nine months ended January 31, 2000, from our initial public offering and follow-on stock offering, offset by repayments of our debt obligations.

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

Year 2000 Readiness Disclosure

Many currently installed computer systems are not capable of distinguishing 21st century dates from 20th century dates or have been programmed with default dates ending in 99, the common two-digit reference for 2000. As a result, as we transition from the 20th century to the 21st century, computer systems and software used by many companies and organizations in a wide variety of industries will produce erroneous results or fail unless they have been modified or upgraded to process date information correctly. Significant uncertainty exists in the software industry and other industries concerning the scope and magnitude of problems associated with the year 2000 issue.

State of Readiness. We have completed our initial assessment of the potential overall impact of the impending century change on our business. Based on our current assessment, we believe the current versions of our software products are year 2000 compliant, although prior versions may not be year 2000 compliant. By year 2000 compliant, we mean that our software products, when used with accurate date data and in accordance with their associated documentation, are capable of properly processing date data from, into and between the 20th and 21st centuries, including the years 2000, 2000 and leap years, provided that all other products, e.g., hardware, software and firmware, used with our products properly exchange date data with them. However, our products are generally integrated into enterprise systems involving sophisticated hardware and complex software products that we cannot adequately evaluate for year 2000 compliance. We may face claims based on year 2000 problems in other companies' products, or issues arising from the integration of multiple products within an overall system even if our products are otherwise year 2000 compliant. Although we have not been a party to any litigation or arbitration proceeding involving our products or services related to year 2000 compliance issues, we may in the future be required to defend our products or services in these proceedings, or to negotiate resolutions of claims based on year 2000 issues. The costs of defending and resolving year 2000-related disputes, regardless of the merits of these disputes, and any liability we have for year 2000-related damages, including consequential damages, could substantially harm our business.

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

Recent Accounting Pronouncements

In March 1999, the American Institute of Certified Public Accountants, or AICPA, issued Statement of Position, or SOP, 98-1, Accounting for the Cost of Computer Software Developed or Obtained for Internal Use. SOP 98-1 will be effective for our fiscal year ending April 30, 2000. SOP 98-1 provides guidance on accounting for computer software developed or obtained for internal use including the requirement to capitalize and amortize specified costs. We do not expect the adoption of this standard to have a material impact on our results of operations, financial position or cash flows.

In June 1998, the FASB issued Statement of Financial Accounting Standard, or SFAS, 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. In July 1999, the FASB issued SFAS 137, accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement 133. SFAS 137 amends SFAS 133 to be effective all fiscal quarters of all fiscal years beginning after June 15, 2000. We will adopt SFAS 133 in our quarter ended July 31, 2001. The adoption of SFAS is not expected to have a material impact on our results of operations, financial position or cash flows in the foreseeable future.

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

We Have a History of Losses, We Expect to Incur Losses in the Future and We May Not Achieve or Maintain Profitability

We incurred net losses of approximately $4.8 million for fiscal 1997, $8.9 million for fiscal 1998, $11.4 million for fiscal 1999 and $21.3 million for the nine months ended January 31, 2000. As of January 31, 2000, we had an accumulated deficit of approximately $47.8 million. Moreover, we expect to continue to incur significant sales and marketing, research and development and general and administrative expenses. We have incurred and expect to continue to incur substantial non-cash costs relating to the amortization of deferred compensation and acquisition related goodwill which will contribute to our net losses. We expect to incur losses for the foreseeable future. We will need to generate significant increases in revenues to achieve and maintain profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

License revenues in any quarter can be difficult to forecast because they depend on orders shipped or installed in that quarter. Moreover, we typically recognize a substantial percentage of revenues in the last month of each quarter; for example, in fiscal 1999 as well as the first three quarters of fiscal 2000, revenues generated each quarter that were recognized in the last month of the quarter ranged from approximately 35% to 51%. This increase in revenues earned in the last month of each quarter is driven primarily by quarter-end commissions payable and the time required to implement software installations. A high percentage of our operating expenses are essentially fixed in the short term and we may be unable to adjust spending to compensate for an unexpected shortfall in our revenues. In addition, we expect our operating expenses to increase as we expand our engineering and sales and marketing operations, broaden our customer support capabilities, develop new distribution channels and strategic alliances, fund increased levels of research and development and build our operational infrastructure. As a result, if we experience delays in recognizing revenue, or if our revenues do not grow faster than the increase in these expenses, we could experience significant variations in operating results from quarter to quarter.

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

In addition, we have accounted for options to purchase 65,000 shares of common stock granted to consultants subsequent to April 30, 1999 under variable plan accounting, and have calculated the fair value of these options as of January 31, 2000 of $9.3 million which will be recognized as an expense over the vesting period of the options. This expense associated with these options may fluctuate significantly from quarter to quarter through fiscal 2005 if the price of our stock fluctuates and could cause our operating results to vary significantly from quarter to quarter. During the three months ended January 31, 2000, the expense associated with these options totaled $507,000.

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

Our Efforts to Expand Sales of Our Products to Other Industries May Not Succeed

We have historically sold our products primarily to companies in the electronics and medical device manufacturing industries. We intend to market products to customers in additional industries. Although we have targeted enterprises in other markets as potential customers, these potential customers may not be as willing to purchase products like ours as have other technology- based industries such as the electronics and medical device manufacturing industries.

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

In Order to Manage Our Growth and Expansion, We Will Need to Improve and Implement New Systems, Procedures and Controls

We have recently experienced a period of rapid growth and expansion that has placed a significant strain on our management information systems and our administrative, operational and financial resources. For example, we have grown from 65 employees at April 30, 1997 to 250 employees at January 31, 2000. If we are unable to manage our growth and expansion in an efficient or timely manner, our business will be seriously harmed. In addition, we have recently hired a significant number of employees and plan to further increase our total headcount. We also plan to expand the geographic scope of our operations. This expansion has resulted and will continue to result in substantial demands on our management resources. To accommodate continued anticipated growth and expansion, we will be required to:

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

     . announcements that our revenues or income are below securities analysts' expectations;

     . changes in securities analysts' estimates of our performance or industry performance;

     . changes in market valuations of similar companies;

     . sales of large blocks of our common stock;

     . the termination 91 days after the date of the follow-on offering with regard to our principal and selling stockholders, directors and officers, and

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and market our products in North America, and to a lesser extent in Europe and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because nearly all of our revenue is currently denominated in U.S. dollars, a strengthening of the dollar could make our products less competitive in foreign markets. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain the majority of our portfolio of cash in money market funds and short-term investments classified as "available for sale". In general, money market funds and short-term investments are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. Because some of our debt arrangements are based on variable rates of interest, our interest expense is sensitive to changes in the general level of U.S. interest rates. Since these obligations represent a small percentage of our total capitalization, we believe that there is not a material risk exposure.

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

Digital Market is a party to two related lawsuits in federal court with PolyDyne Development Corporation:

PolyDyne originally filed a Bill of Discovery on January 2, 1999, and filed a formal complaint on July 13, 1999, in the District Court of Travis County, Texas, which was removed to the United States District Court for the Western District of Texas on August 13, 1999. In its complaint, PolyDyne has alleged that Digital Market introduced its Digital Buyer software, a product that it alleges competes with PolyDyne's QuoteWin and SupplyWin software, under circumstances that it claims constituted trade secrets misappropriation, theft of trade secrets and conversion. Digital Market has responded by denying all allegations, and intends to defend itself vigorously.

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

Following mediation, the parties have agreed to a settlement in principle of these related matters. If a settlement agreement can be concluded based on this settlement in principle, the parties will dismiss both actions with prejudice.


Item 2.  Changes in Securities and Use of Proceeds.

The effective date of the Registration Statement for the Company's initial public offering, filed on Form S-1 under the Securities Act of 1933 (File No. 333-81387), was August 19, 1999 The class of securities registered was Common Stock. The offering commenced and completed on August 20, 1999.

Pursuant to the Registration Statement, the Company registered and sold 3,450,000 shares of its Common Stock to an underwriting syndicate at an initial public offering price of $21.00 per share for aggregate gross proceeds of approximately $72.5 million. The managing underwriters for the offering were Morgan Stanley Dean Witter, Deutsche Banc Alex. Brown, and Hambrecht & Quist. The Company incurred expenses of approximately $6.6 million, of which approximately $5.1 million represented underwriting discounts and commissions and approximately $1.2 million represented other expenses related to the offering. The net proceeds to the Company after total expenses was approximately $66.2 million. Simultaneous with the closing of the initial public offering, the Company sold an aggregate of 665,641 shares of common stock at $19.53 per share in a private placement to Dell Computer Corporation, Flextronics International Ltd., and Marshall Industries.

The effective date of the Registration Statement for the Company's follow-on public offering, filed on Form S-1 under the Securities Act of 1933 (File No. 333-81387), was December 13, 1999. The class of securities registered was Common Stock. The offering commenced and completed on December 13, 1999 after 2,645,000 shares of common stock registered under the registration statement were sold, including 1,645,000 shares sold on behalf of the Company (including 145,000 shares in connection with the underwriters' partial exercise of the over-allotment option), and 1,000,000 shares sold on behalf of certain selling stockholders.

The public offering price was $174.00 per share for aggregate gross proceeds of approximately $286.2 million. The managing underwriters for the offering were Morgan Stanley Dean Witter, Deutsche Banc Alex. Brown, and Hambrecht & Quist. The Company incurred expenses of approximately $14.4 million, of which approximately $13.6 million represented underwriting discounts and commissions and approximately $900,000 represented other expenses related to the offering. The net proceeds to the Company after total expenses was approximately $271.7 million. None of the costs and expenses related to the offering were paid directly or indirectly to any director, officer, general partner of the company or their associated, to persons owning 10% or more of any class of equity securities of the Company or an affiliate of the Company.

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

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

Exhibit
-------
No.
---
                                  Description
                                  -----------
2.1 Agreement and Plan of Merger dated as of August 17, 1999 by and between Agile Software Corporation and Delaware Agile Software Corporation (1)
2.2 Agreement and Plan of Reorganization dated as of October 10, 1999, by and between Agile Software Corporation, Alaska Acquisition Corporation and Digital Market, Inc. (2)
3.1 Certificate of Incorporation of Agile Software Corporation, as amended to date. (1)
3.2     Certificate of Elimination and Certificate of Amendment. (1)
3.3     Bylaws of Agile Software Corporation. (1)
10.1    Amended and Restated 1995 Stock Option Plan (1)
10.2    1999 Employee Stock Purchase Plan (1)
10.3 Form of Indemnity Agreement between Agile Software Corporation and its directors and officers (1)
10.6 Revolving Credit Loan and Security Agreement (Accounts and Inventory) dated December 11, 1996 between Comerica Bank--California and Agile Software Corporation, as modified through July 19, 1999. (1)
10.15 Ninth Amended and Restated Investor Rights Agreement dated as of August 16, 1999 by and among Agile Software Corporation and the investors listed on Schedule A thereto. (1)
10.16 Common Stock Purchase Agreement dated August 2, 1999 between Agile Software Corporation, Dell U.S.A. L.P., a Texas Limited Partnership, and Flextronics International Ltd. (1)
10.17 Common Stock Purchase Agreement dated August 16, 1999 between Agile Software Corporation and Marshall Industries. (1)
27.1 Financial Data Schedule (filed only with the electronic submission of Form 10-Q in accordance with the Edgar requirements)
-------------------------------------------------------------------------------
(1) Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (File No. 333-81387) declared effective on August 19, 1999

   (2) Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (File No. 333-91243) declared effective on December 13, 1999

(b) Reports on Form 8-K

A Current Report on Form 8-K was filed by the Company on December 8, 1999.

                          AGILE SOFTWARE CORPORATION
                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           AGILE SOFTWARE CORPORATION

Date: March 16, 2000


                    /s/ Thomas P. Shanahan
                    ________________________________________________________
                    By: Thomas P. Shanahan
                        Executive Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit No.                         Description
-----------                         -----------

2.1 Agreement and Plan of Merger dated as of August 17, 1999 by and between Agile Software Corporation and Delaware Agile Software Corporation (1)
2.2 Agreement and Plan of Reorganization dated as of October 10, 1999, by and between Agile Software Corporation, Alaska Acquisition Corporation and Digital Market, Inc. (2)
3.1 Certificate of Incorporation of Agile Software Corporation, as amended to date. (1)
3.2     Certificate of Elimination and Certificate of Amendment. (1)
3.3     Bylaws of Agile Software Corporation. (1)
10.1    Amended and Restated 1995 Stock Option Plan (1)
10.2    1999 Employee Stock Purchase Plan (1)
10.3 Form of Indemnity Agreement between Agile Software Corporation and its directors and officers (1)
10.6 Revolving Credit Loan and Security Agreement (Accounts and Inventory) dated December 11, 1996 between Comerica Bank--California and Agile Software Corporation, as modified through July 19, 1999. (1)
10.15 Ninth Amended and Restated Investor Rights Agreement dated as of August 16, 1999 by and among Agile Software Corporation and the investors listed on Schedule A thereto. (1)
10.16 Common Stock Purchase Agreement dated August 2, 1999 between Agile Software Corporation, Dell U.S.A. L.P., a Texas Limited Partnership, and Flextronics International Ltd. (1)
10.17 Common Stock Purchase Agreement dated August 16, 1999 between Agile Software Corporation and Marshall Industries. (1)
27.1 Financial Data Schedule (filed only with the electronic submission of Form 10-Q in accordance with the Edgar requirements)
-------------------------------------------------------------------------------
(1) Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (File No. 333-81387) declared effective on August 19, 1999

(2) Incorporated herein by reference to the exhibit of the same number in the Registrant's Registration Statement on Form S-1 (File No. 333-91243) declared effective on December 13, 1999