Form 10-K
period 2000-04-30
AGILE SOFTWARE CORP
filed 2000-07-24
CIK 1088653

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   For the fiscal year ended April 30, 2000
                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

  For the transition period from           to

                        Commission file number 000-27071

                               ----------------

                           AGILE SOFTWARE CORPORATION
             (Exact name of registrant as specified in its charter)

             One Almaden Boulevard, San Jose, California 95113-2253
                                 (408) 975-3900
         (Address and telephone number of principal executive offices)

                  Delaware                                       77-0397905
       (State or other jurisdiction of                        (I.R.S. Employer
       incorporation or organization)                        Identification No.)

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $.001 par value
                             (Title of each class)

                               ----------------

   Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of Agile Software Corporation Common stock, $.001 par value, held by non-affiliates as of July 3, 2000 was $1,934,054,082 based upon the last sales price reported for such date on the Nasdaq National Market System. For purposes of this disclosure, shares of common stock held by persons who held more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates.


   Number of shares of Common Stock of Agile Software Corporation issued and outstanding as of July 3, 2000 was 46,544,328

                      DOCUMENTS INCORPORATED BY REFERENCE

   The registrant has incorporated by reference into Part III of this Form 10-K portions of its proxy statements for the registrant's Annual Meeting of Stockholders to be held August 30, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           AGILE SOFTWARE CORPORATION
                                   FORM 10-K
                                 APRIL 30, 2000

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----

                                     PART I

 ITEM 1.  BUSINESS......................................................    1
 ITEM 2.  PROPERTIES....................................................   24
 ITEM 3.  LEGAL PROCEEDINGS.............................................   24
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   25
 ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT..........................   25

                                    PART II

 ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS......................................................   28
 ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA..........................   29
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS....................................   30
 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....   38
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   39
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.....................................   59

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............   59
 ITEM 11. EXECUTIVE COMPENSATION........................................   59
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...................................................   59
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   59

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K.....................................................   60

                                     PART I

ITEM 1. BUSINESS

   This Annual Report on Form 10-K contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended). These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results to differ materially from those implied by the forward-looking statements. Agile Software Corporation, incorporated on March 13, 1995 under the laws of California and reincorporated on June 22, 1999 under the laws of Delaware, is hereinafter sometimes referred to as "the Registrant," "the Company," "Agile," "We," and "Us." You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons including those discussed in "Risk Factors" and elsewhere in this Annual Report.


Overview

   We develop and market collaborative manufacturing commerce solutions that speed the "build" and "buy" process across the virtual manufacturing network. We believe that our products improve time to volume, customer responsiveness and cost of goods sold. Our solutions manage product content and critical communication, collaboration and commerce transactions among original equipment manufacturers, electronic manufacturing services providers, customers and suppliers in real-time. Our offerings are well suited for participants connected in outsourced supply chains, as well as those managing multi-site engineering, manufacturing, sales and distribution via the Internet. Since June 1996, when we shipped our first product, we have licensed our products to more than 475 customers in the following markets: computers and peripherals, components, consumer electronics, data networking and telecommunications equipment, electronics manufacturing, medical equipment and semiconductor equipment. Our current customers in these markets include, among others, Agilent Technologies, Dell Computer, Flextronics International, GE Medical Systems, Hewlett-Packard, Jabil Circuit, Lucent Technologies, Philips and Texas Instruments.

Industry Background

   The competitive environment for companies engaged in the manufacture and supply of products has intensified dramatically and expanded globally in recent years. This trend has been driven principally by productivity improvements arising from advances in technology and growing customer expectations for feature-rich products delivered quickly and at competitive prices. To remain competitive, companies are adopting new strategies to address these challenges.

   Many companies are shifting from traditional manufacturing approaches, where a manufacturer controls most phases of the manufacturing process from raw materials to finished goods, to a manufacturing process where much or all of the manufacturing process is outsourced to multiple companies as part of a supply chain.

   By outsourcing their production, some companies have created supply chains that are more efficient, dynamic and flexible than manufacturing operations that control all phases of the manufacturing process. Use of the outsourced supply chain has afforded companies the flexibility to choose top suppliers and partners to make each link in the supply chain more competent, innovative and productive. As companies operate on a global basis, supply chains can span multiple continents, tying suppliers in one part of the world with a plant in another to serve customers in a third location. The end result is that companies can bring their products to market more efficiently while at the same time achieving higher levels of customer satisfaction.

 Managing the Outsourced Supply Chain

   A critical aspect of managing the outsourced supply chain across multiple suppliers is finding effective ways to store, access, and share information within the company as well as with all supply-chain partners during each stage of the production process. Procuring direct materials used in the production process from a multitude of sources across the globe is also a challenging task. Different stages of the production process generate many complex types of data that need to be shared across the supply chain. There are many types of data and a vast number of information flows that can occur in the production process.

   Product Content. During the product design stage, the company must communicate large amounts of data within the company as well as to supply-chain partners. The company begins by designating the content of the finished product with a list of components known as the bill of materials. The components on this list can be divided into two classes: "buy" or "make." For the "buy" components, also called off-the-shelf components, specifications for each part must be determined and information must be collected and analyzed to determine if the available components meet the required specifications. Once eligible components have been selected, the manufacturers of the parts are incorporated into the approved-manufacturers list. For customized, or "make" components, other data are created, including: assembly drawings, detailing precisely how the component should be fabricated; work instructions, which guide the manual assembly process; machine instructions, to drive automated manufacturing and assembly equipment; art work, for processes such as printed circuit board fabrication; schematics, for describing electronic components and assemblies; and test instructions, which enable the suppliers and original equipment manufacturers to test for conformity to the manufacturer's specifications.

   Direct Materials Procurement. Manufacturing companies must eliminate inefficiency in the procurement process by speeding the communication between buyers and suppliers, and by performing the tedious aggregation work, such as compiling and analyzing hundreds of responses to requests for quotations. There is a need to reduce the average quote turnaround time from weeks to hours. Companies are also looking at aggregating demand for direct materials across the enterprise, giving them a powerful tool for negotiating better procurement contracts. And because requests for quotations can be sent to multiple suppliers simultaneously, with no more effort than sending to a single supplier, it fosters a much more competitive pricing environment, helping companies procure materials at the lowest possible cost.

   New Product Introduction. Prior to volume production, the data created during the product design stage must be communicated to each relevant party in the supply chain. One of the complexities of the outsourced supply-chain model is that supply-chain members often have multiple discrete roles, including sourcing parts, fabrication, assembling components, testing and delivery. In addition, the manufacture of a product such as a personal computer can include several hundred suppliers. Ensuring that accurate product information is disseminated promptly and to the correct parties is one of the most difficult challenges for a company employing the outsourced supply-chain model. Further, suppliers may often discover constraints and/or opportunities for improvements during the prototyping and pilot production phases. This often prompts a flurry of product changes that requires rapid collaboration among supply-chain partners to avoid delays and excessive start-up or inventory costs.

   Volume Production and Product Changes. Product specifications frequently change even during volume production. This can occur due to a number of reasons, including:

  .changes in design in response to customer requests or market conditions;

  .changes required to address a defect in the design or to improve the manufacturing process; and

  .changes in the costs or availability of components.

   The communication of information regarding product changes is a dynamic loop in which members of the supply chain must respond to market-dictated demands while also reacting to information being shared among supply-chain partners. Whatever the reason for the change, executing it through the manufacturing process expeditiously and effectively, while minimizing cost, is a complex problem. To change a design requires: creating an engineering change order; developing the specifications required by the engineering change order; securing the necessary approvals to effect the change; and communicating the change to the supply chain.

   This problem is especially complex for companies operating in a market where product specifications or volume requirements may be changing continuously. For example, the requirements of a personal computer manufacturer that builds products to order may change continuously during each day as information regarding orders is received from customers or its sales force.

   To address these challenges, many companies have implemented software systems that govern supply chain management, electronic data interchange, product data management and enterprise resource planning. However, many of these products were not designed to interconnect multiple companies in an outsourced supply chain, and therefore do not fully address the need for supply chain collaboration. Electronic data interchange, a software system that facilitates interconnection and exchange of data, is expensive to install and maintain and therefore is viable only to large organizations that can justify the cost. Other methods of communication and collaboration within the supply chain, including phone, paper-based solutions such as courier or fax, or e-mail or web page sources, are not linked in real-time and are slow, incomplete and often inaccurate.

   As product changes become more frequent and time to market becomes increasingly important, the ability to manage this process effectively becomes critical to a company's competitiveness. A company that can disseminate information quickly and accurately to the appropriate supply chain partners may be in a position to compete effectively. However, a company that is agile and can effectively collaborate with its supply chain partners in real time can gain competitive advantage. For example, through collaboration with its supply chain partners, a company may learn that a component is not readily available due to lack of supply or that a new component is available which might substantially reduce costs or improve manufacturing efficiencies. Instead of continuing to rely on the originally selected component, the company can respond by incorporating another component in the product design and notify partners before these components are incorporated into new products. By doing so, the company has the opportunity to increase revenues by maintaining product availability or increase profits by taking advantage of lower cost components more quickly.

 Impact of the Internet

   The Internet, as a fast growing communications network, is changing the way businesses communicate and share information and creating new and evolving ways for conducting commerce. The typical corporate web site is evolving from a mere repository for information regarding products into a medium for conducting business. According to Forrester Research, its research indicates that business-to-business electronic commerce is expected to grow to $1.8 trillion in 2003, accounting for more than 90% of the dollar value of electronic commerce in the United States. This market is expected to create substantial demand for Internet and intranet-based commerce applications. However, we cannot be certain that this projection will be met.

   Companies that have successfully implemented strategies to communicate with their customers over the Internet now face the challenge of utilizing the Internet and intranets to gain the same level of increased efficiencies in their supply chain. An Internet-based software solution can offer scalability, easier implementation, compatibility across diverse information technology platforms and reduced incremental infrastructure investments. However, many companies are wary of major software development projects due to the cost and complications of enterprise application development projects undertaken in recent years. To compete effectively, companies must implement a solution which will allow them to interactively communicate information related to product design, development and manufacturing within the company and will allow them to collaborate with their supply chain partners. At the same time, companies want to be able to implement new software systems without the need to burden already over-taxed internal information technology staffs while avoiding costs of outside consulting and minimizing incremental infrastructure-related expenses.

The Agile Solution

   Our collaborative manufacturing commerce solutions consist of product content management and e-procurement products that enable manufacturers to collaborate over the Internet with their supply chain partners about new or changing product content, and then source and procure the required components. Our solutions are designed for use over the Internet, reduce dependence upon traditional methods of interaction, and enable supply chain members to link to each other without requiring substantial investments in additional technology infrastructure. We have also designed our products to allow for rapid implementation by the manufacturer with limited consulting assistance and by supply chain members with minimal technical expertise.

   We believe that our products are well-suited for participants in outsourced supply chains connected via the Internet, as well as those managing multi-site engineering, manufacturing and sales and distribution. The Agile solution delivers the following benefits to companies and their supply chain partners:

   Enhanced Productivity and Response Time. With the help of our solutions, Agile Anywhere(TM) and Agile Buyer(TM), companies can respond more rapidly to changes in customer and supplier demands, availability of components, market conditions and manufacturing capacities arising throughout the production cycle. This ability to effect change even during volume production lets Agile Anywhere and Agile Buyer users adjust production strategies, enabling companies to produce what they can sell, rather than sell what they can produce. Agile Anywhere and Agile Buyer solutions also enable companies to enhance their sales productivity by being first to market with the right product.

   More Cost-Effective Production. The Agile Anywhere and Agile Buyer solutions are designed to help companies increase output, reduce inventory and compress the time required to complete the production cycle. Through effective collaboration, both time to market, design effectiveness and supply chain efficiency can be improved. Companies can benefit by reducing design and production errors due to miscommunication within the supply chain, and can decrease operating efficiencies incurred when obsolete parts are specified and incorrectly built products must be scrapped. Manufacturers can measure supplier performance in areas such as price, response time, lead-time and competitiveness.

   More Rapid Return on Investment. Because Agile Anywhere and Agile Buyer solutions are based on existing industry standards and do not require the implementation of custom data models, Agile Anywhere and Agile Buyer implementations can be completed in less time than required for traditional enterprise software applications which tend to require extensive customization.

   Lower Procurement Costs. The Agile Buyer solution can aggregate demand for direct materials across the enterprise, giving companies a powerful tool for negotiating better procurement contracts. And because requests for quotations can be sent to multiple suppliers simultaneously, with no more effort than sending to a single supplier, our solutions can foster a much more competitive pricing environment, helping companies procure materials at the lowest possible cost.

The Agile Growth Strategy

   Our objective is to be the leading provider of collaborative manufacturing commerce solutions, enabling business-to-business global collaboration among supply-chain partners. Key elements of our strategy include:

   Provide Superior Customer Satisfaction. We expect to continue to build a highly referenceable customer base of market leaders in various vertical markets. We intend to continue to focus significant resources on customer satisfaction programs. We intend to continue to anticipate customer needs by introducing new product functionality and new technology platforms. We believe this focus can help create high levels of customer loyalty, which can provide follow-on sales opportunities and shorter sales cycles.

   Capitalize on Network Effects to Expand Our Customer Base. As users of Agile Anywhere and Agile Buyer solutions deploy our software across their supply chains, additional supply chain members will be exposed to our solutions and the functionality provided by our products. We believe that this exposure, which allows non-customer participants in the supply chain to benefit from our solutions first hand, creates a network effect that accelerates industry recognition and adoption of our products. As additional members of a supply chain deploy our solutions, the quality and timeliness of available information improves, which increases the value to each participant and helps drive greater usage.

   Pursue a Vertical Market Strategy. Since inception, we have pursued a vertical market strategy, developing product features tailored for particular industries. To date, we have focused on the electronics and high technology markets which encompasses original equipment manufactures, electronic manufacturing services and component manufacturers, and the medical device market. We seek to further penetrate our current markets while addressing new vertical markets characterized by high rates of product change, short product cycles, and extensive supply chains.

   Leverage Our Technology Platform. We intend to continue to pioneer new Internet business applications based on emerging standards supporting electronic commerce. For instance, we have leveraged the Java computer programming language to deliver a robust, powerful and rapidly deployable Internet business application to our customers. Further, we have taken the initiative to define a protocol for supply chains, Product Definition exchange, or PDX, based on extensible Mark-up Language, or XML, and have submitted it to industry standards groups for approval. We intend to lead technological innovation in the collaborative manufacturing commerce market, offering our customers solutions designed to provide a rapid and high return on investment.

   Extend Supply Chain Collaboration and Functionality. We believe our solution provides a robust platform to enable us to extend the functionality and application of our products to the creation and delivery of new value-added applications. We intend to continue to develop our products to enable increased collaboration among outsourced supply chain partners and to address new opportunities that result from new business processes that are being created for Internet-based collaboration and interaction among supply-chain partners. For example, Agile Buyer extends the functionality of our solutions to the sourcing and procurement of electronic production materials. With the combination of Agile Buyer's direct procurement capabilities with Agile Anywhere's product content management benefits, we believe that our customers will be able to enhance critical supply chain processes, including new product introductions and direct material procurement.

The Agile Products

Agile Anywhere Product Suite

   Agile Anywhere is a complete suite of product content management and change collaboration solutions that automate the management of product information and engineering change orders across the e-supply chain. Agile Anywhere manages product content information that is available through an Agile e-Hub. Agile Anywhere solutions include the Agile Product Definition Server, Agile Product Change Server, Agile AML Server, Agile CM (Content Manager), Agile iCM (Internet Content Manager), and Agile ChangeCAST.

   Agile Anywhere provides a comprehensive business-to-business solution to the problem of product change collaboration across the manufacturing supply chain. Utilizing XML technology, Agile Anywhere will allow supply chain partners to share and collaborate on product content and changes in real time via the Internet. Agile Anywhere is designed to provide the scalability, security and open standards that are required in an electronic supply chain. At the core of the Agile Anywhere suite is the Agile eHub, which manages product content, processes and business rules. Users interact with the product content within the eHub via the My Agile portal. Enterprises that manage and create the product content interact with the Agile iCM client. Utilizing the Agile eXpress Viewer, product content can also be published to users anywhere throughout the supply chain. To complete the suite, Agile provides several integration products that import, export, and publish product content from or to existing design, manufacturing, finance, and supply chain systems. Following the initial implementation of Agile Anywhere, subscriptions for additional concurrent users and application-specific modules can be added to expand the scope of the manufacturer's implementations.

Agile eHub

   The foundation of Agile Anywhere is Agile eHub. The Agile eHub comprises application servers that enable users to define, store, change and manage product content information. Agile eHub incorporates new technology for high-speed performance, storage and secure data, and is designed to scale thus accommodating the needs of supply chain partners of all sizes. It is also designed to facilitate fast, direct Internet access, and is easily implemented. Agile eHub includes one or more of the following server modules:

   Agile Product Definition Server manages parts, documents, bills of materials and drawings, in a web environment that provides fast, easy access to product content for all members of the supply chain.

   Agile Product Change Server automates the electronic routing, notification and sign-off processes that are associated with engineering changes. This functionality can result in reduced ordering errors and costs and improved cycle times associated with evaluating, approving and implementing changes.

   Agile AML Server enables companies to collaborate with supply chain partners on approved parts and manufacturers at the time of new product introduction as well as tracking changes throughout the manufacturing process.

   Agile Administrator enables companies to easily and rapidly configure and modify Agile Anywhere components without writing code. Agile Administrator speeds the implementation of the Agile Anywhere suite and minimizes maintenance time.

Accessing Agile eHub

   Agile customers and their supply chain partners can gain access to product content for review or modification by the following:

  . Agile iCM (Internet Content Manager) is designed for individuals who have responsibility for managing a product and its content through its entire lifecycle. This functionality is also provided through Agile CM, a module designed for Windows-based applications.

  . My Agile includes a web portal to allow secure, personalized web access to product content that is stored in any Agile eHub. It is an intuitive, easy-to-use portal allowing users to link to any or all of their supply chain information sources in a customizable interface and participate in product content related processes via the Internet.

  . Agile eXpress Viewer allows supply chain partners to send and receive information in the PDX format, a new standard for data exchange that we have first offered with Agile Anywhere. Agile eXpress Viewer will be available for downloading free of charge from the Agile web site, to enable supply chain partners to share data even if they are not Agile customers.

Agile Integration Products

   Product content information flows throughout the supply chain, and is published to or from Agile Anywhere and a variety of other design, manufacturing, finance and supply chain systems. Agile Anywhere integration products provide data exchange between systems, as follows:

  . Agile ChangeCAST publishes released engineering change orders, approved parts lists, approved manufacturers lists and bills of materials from Agile to separate enterprise resource planning systems.

  . Agile Scan allows customers to scan drawings and documents into the Agile Hub database.

  . Agile Import allows customers to import bills of materials produced in ASCII format or in Microsoft Excel, providing a consolidated database of product information.

  . Agile Export provides a quick and easy method of exporting information to an ASCII file, allowing information in Agile Anywhere to be shared with other business applications.

  . Agile Software Development Kit, newly available with Agile Anywhere, allows customers and partners to develop complementary applications integrating Agile in Java, Visual Basic and Visual C++.

   Initial implementations of the Agile Anywhere suite typically include the Agile eHub and one or more server modules such as what we now call the Product Definition Server, Product Change Server and AML Server, together with user Licenses or subscriptions, and one or more of the integration products, in particular Agile ChangeCAST, and often a third-party adapter for other existing enterprise systems of the customer. Following the initial implementation, additional user licenses and additional server modules may be purchased.

Agile EMSdirect

   Agile EMSdirect is an eService available at MyAgile.com that allows an original equipment manufacturer to submit file packages directly to an Agile system at participating electronics manufacturing service providers. Submitting file packages using Agile EMSdirect provides assured delivery and enables collaborative interaction between an electronics manufacturing service provider and its partners.

Agile Buyer Solution

   Agile Buyer is an e-commerce solution that lets companies efficiently communicate and collaborate with all of their suppliers, sharing price, inventory, and contract information in order to speed up and lower the cost of procuring direct materials. Any supplier with access to the Internet and e-mail can participate. By eliminating tedious and time consuming tasks from the procurement process, Agile Buyer enables companies to focus on the strategic aspects of procurement such as creating and sending requests for quotes, compiling and analyzing supplier responses, managing the contract process and tracking supplier performance quickly and easily.

   Agile Buyer manages the procurement process for the entire direct materials supply chain, including new product introduction, strategic sourcing, product sourcing, and supplier management. Agile Buyer provides a powerful combination of process workflow, contract and order management, and transaction support tools. Further, Agile Buyer lets users accomplish these work processes from their browser, eliminating countless phone calls and misplaced faxes.

   Agile Buyer is a secure Internet-based supplier solution for sourcing and procurement of direct (production) materials. Agile Buyer encompasses all direct materials and all members of a supply chain in a single Internet-based environment, automating preparation and dissemination of requests for quotation, enabling buying decision support, allowing demand aggregation, issuing of purchase orders, permitting commodity and contract management, and managing supplier performance.

Customers

   To date, we have licensed our products to over 475 customers, predominantly within the electronics and medical device manufacturing industries. No customer accounted for more than ten percent of our total revenues in fiscal 2000, fiscal 1999 or fiscal 1998.

   The following is a representative list of current customers in our targeted industry markets that to date have purchased Agile products and services:

Datacom/Telecom Equipment       Computers and Peripherals     Medical Equipment
-------------------------       -------------------------     -----------------
Alcatel                         S3/Diamond Multimedia Systems EndoSonics
Aspect Telecommunications       Fujitsu Computer Products     GE Medical
Brocade Communications Systems  Gateway                       Guidant
Lucent Technologies             Hitachi                       Hologic
Nortel Networks                 Iomega                        Humphrey Instruments
PairGain                        Packard Bell/NEC              Visx
Xircom                          Dell Computer                 AVE Medtronic
                                Compaq Computer               Johnson & Johnson/Depuy
                                VeriFone/Hewlett-Packard

  Electronics Manufacturing
      Service Providers         Components                    Semiconductor Equipment
  -------------------------     ----------                    -----------------------
C-MAC Industries                Advanced Micro Devices        Credence Systems
Flextronics International       Micron Technology             Electro-Scientific Industries
Pemstar                         Reltec Communications         FSI International
Solectron                       Texas Instruments             Johnson Matthey Electronics
SCI Systems                     VLSI Technology               Strasbaugh
Jabil Circuits                  Altera                        Agilent Technologies

Consumer Electronics
--------------------
Palm Computing
Dolby Laboratories
Nintendo
Philips Mobile Computing
Scientific Atlanta
TiVo
WebTV Networks

Product Technology and Architecture

   The Agile Anywhere product suite is designed upon open systems based on software industry standards for scalable Internet applications. The result is a low cost, low maintenance end-user business application that eliminates the need for complex custom or in-house development. Agile Anywhere is built on an Internet-based architecture:

  . The core of our architecture is the Agile eHub, the application server, which currently runs on Microsoft NT. The application server is the intermediary between the iCM and My Agile applications and the database, providing the necessary security for validation of the data, and the web server, which hosts the Internet access to Agile Anywhere. We use encryption technology licensed from RSA Data Security to maintain secure data when transported over the Internet.

  . The iCM and MyAgile applications are Java and HTML-based applications that can run on versions of Microsoft Internet Explorer and Netscape Navigator. There is also a Windows application for users who prefer a Windows user interface rather than a web browser interface. Operating systems supported include Windows 95, Windows 98, Windows NT, Windows 2000 and Sun Solaris. We follow the Microsoft standards for the Windows 95, 98 and 2000 CM clients, and Internet standards for the Java iCM application running within Microsoft Internet Explorer and Netscape Communicator. Our products can be integrated with more than 15 enterprise resource planning systems including, among others, Oracle Applications, J.D. Edwards and SAP.

  . The backend includes the database server, which is either Oracle or Microsoft SQL Server and the Agile Internet File Server. We connect with Microsoft SQL Server through Open Database Connectivity and Oracle's database through direct integration.

   We are certified in Windows Back-Office, Oracle CAI, as a Microsoft Solution Provider, and from Sun Microsystems Inc. in "100% Pure Java." The Agile Anywhere suite is enabled for both single-byte and double-byte localization, and has been localized for French and Japanese. We intend to provide localization for additional languages.

   We have entered into platform alliances to ensure our products are based on industry standards and to enable us to take advantage of current and emerging technologies, including alliances with Sun Microsystems, Oracle and Microsoft. To promote development, definition, adoption, promotion and implementation of open standards that can be leveraged by Agile Anywhere, we work with several industry standards organizations such as the National Institute of Standards and Technology, National Electronics Manufacturing Initiative, Institute for Interconnecting and Packaging Electronic Circuits, RosettaNet, and World Wide Web Consortium. We are involved with Solectron, Marshall Industries, and other industry participants in an initiative to define an XML-based protocol called Product Definition exchange.

Product Development

   Our product development objectives are to:

  . be innovative in developing solutions to remove complexity from supply chain collaboration;

  . develop products that require no custom code, contain reusable components and are easy to use, implement, maintain, and upgrade; and

  .  adopt industry standard technologies.

   Our software development staff is divided into teams consisting of development engineers, project managers, quality assurance engineers, and technical writers. Working closely with our marketing department, we determine product functionality based upon market requirements, customer feedback, available technical support and customer engineering in addition to emerging technologies allowing us to develop additional features.

   We introduced our first product, Agile Configurator version 1.3, in June, 1996 and have subsequently released nine revisions, adding over a dozen new modules. During this time, the product has evolved from a 2-tiered client-server database application running on Oracle to a multi-tiered application supporting both Windows and Java clients, and both Oracle and Microsoft SQL Server databases. Our product development activities are focused on broadening the scalability and functionality of Agile Anywhere, enhancing scalability, and including application interfaces that allow customers to more easily integrate Agile Anywhere with other systems.

   Our research and development expenses were $9.4 million for fiscal 2000, $4.7 million for fiscal 1999 and $3.8 million for fiscal 1998, and we expect to continue to invest significantly in research and development in the future.

   We cannot be sure that we will complete our existing and future development efforts within our anticipated schedule or that our new and enhanced products will have the features to make them successful. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new or enhanced products. In addition, these new and enhanced products may not meet the requirements of the marketplace and achieve market acceptance. Furthermore, despite testing by us, our implementation partners and our customers, errors might be found in new products or in releases after shipment, resulting in loss of revenue or delay in market acceptance and sales, diversion of development resources, injury to our reputation or increased service and warranty costs.

Sales and Marketing

   Our sales and marketing organization is responsible for identifying and developing vertical markets as well as identifying and notifying our research and development staff of customer product requirements. We market and sell our products primarily through our direct sales force located at our headquarters in San Jose, California, and at regional and local sales offices in the United States and at offices in France, Germany, Japan, Taiwan and the United Kingdom. Our direct sales force consists of Major Account Executives who focus entirely on our major accounts, Senior Account Executives who focus on specific geographic territories, and Emerging Technology Manufacturers Account Executives who focus on emerging and smaller-sized companies. We also market and sell through our direct telesales and telemarketing representatives. Sales engineers in regional office provide pre-sales technical support. We intend to expand our domestic and international direct sales force significantly by expanding into additional geographic locations. We are also in the early stages of complementing our direct sales force through additional distribution channels, including non-exclusive distributors, integrators and consulting partners.

   To support our direct sales efforts and to actively promote our Agile brand, we engage in a variety of marketing activities. These include co-marketing strategies with our existing business partners, targeting additional strategic relationships, managing and maintaining our web site content, advertising in industry and other publications, conducting public relations campaigns and establishing and maintaining relationships with recognized industry analysts. We also actively participate in manufacturing-related trade shows.

   A critical element of our sales strategy is to establish marketing alliances to promote sales and marketing of our products, as well as to increase product interoperability. We also pursue services alliances with consulting and integration firms to implement our software, provide customer support services, create customized customer presentations and demonstrations and endorse our products during the evaluation stage of the sales cycle. We believe that our relationships with these service providers may shorten our sales cycle because these service providers have generated and qualified sales leads, made initial customer contacts and assessed needs prior to our introduction. We currently have relationships with Andersen Consulting and Siemens.

Customer Service and Support

   Consulting and Implementation. We offer services, primarily on a fixed-price basis, to assist in implementation planning, product installation, implementation assistance, legacy data loading and effectiveness audits. To facilitate and enhance the integration of our products, we have alliances for integration of our products with existing design, manufacturing, finance and supply chain systems. This approach allows us to focus on our core competencies and leverage our partners' domain knowledge, which helps reduce time to market both for our customers and us.

   Customer Support. We believe that responsive technical support is a requirement for our continued growth. We provide technical support and unspecified product upgrades on a when-and-if available basis through our annual maintenance program. Our customers are not entitled to new products under our annual maintenance program. Customers generally purchase the first year of support at the time they initially license a product. After the initial term, support may be renewed on an annual or multi-year basis. Customer support is offered by telephone, email, fax and Internet-based support that features frequently asked questions, technical alerts, product upgrades and updates, problem reporting and analysis, and self-help through our on-line knowledge base. In addition, our consulting and implementation partners provide customer support and maintenance in some instances. Revenues associated with maintenance contracts are recognized ratably over the term of the maintenance contract, which is generally 12 months.

   Training. We offer a variety of classes and related materials to train our customers on system administration, upgrades and new releases. These classes are also available as part of our Train the Trainer program. Training classes are offered at our headquarters in San Jose, California, at customer sites, and at other locations. To improve access to our explanatory materials, we offer on-line documentation contained on the compact discs for our products and from our web site for all our products. We also offer on-line help for the majority of our products. Customers can purchase additional documentation via our web site.

Competition

   The market for collaborative manufacturing commerce and direct materials e-procurement solutions is new, highly fragmented, rapidly changing and increasingly competitive. We expect competition to persist and intensify, which could result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered.

   We believe that our ability to compete depends on many factors both within and beyond our control, including:

  . the performance, functionality, price, reliability and speed of implementation of our solutions;

  . the timing and market acceptance of new products and product enhancements to our Agile Anywhere suite of products;

  .  the quality of our customer service; and

  .  the effectiveness of our sales and marketing efforts.

   Although we believe that we currently compete favorably as to each of these factors, our market is relatively new and our collaborative manufacturing commerce and e-procurement solutions for direct production materials is a new category of products. In particular, we believe that we offer a suite of software that offers collaborative and interactive capabilities that many of our competitors do not effectively provide. However, we encounter competition with respect to different aspects of our solution from a variety of vendors. We currently face three primary sources of competition:

  .  in-house development efforts by potential customers or partners;

  . vendors of engineering information management software, such as Parametric Technology Corporation, Dassault Systemes S.A., MatrixOne, Inc, Structural Dynamics Research Corporation and Unigraphics Solutions, Inc.; and

  . developers of general purpose groupware software addressing only limited technology components of engineering change management, including companies such as Novell, Inc. and Lotus Development Corporation.

   In addition, we face potential competition from providers of enterprise software who seek to extend the functionality of their products, such as Oracle Corporation, SAP A.G., and i2 Technologies, Inc.

   We may not be able to maintain our competitive position against current and potential competition, particularly competitors that have longer operating histories and significantly greater financial, technical, marketing and other resources than we do and therefore may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged to gain market share to our detriment. These competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies, and offer more attractive terms to purchasers than we can. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products. Accordingly it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition may increase as a result of industry consolidation. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

Proprietary Rights

   Our success and ability to compete depend upon our proprietary technology. We rely on patent, copyright, trade secret and trademark law to protect our proprietary information. We also typically enter into agreements with our employees, consultants and customers to control their access to and distribution of our software, documentation and other proprietary information. Nevertheless, a third party could copy or otherwise obtain our software or other proprietary information without authorization, or could develop software competitive to ours. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around patents that may be issued to us or our other intellectual property. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and we expect that it will become more difficult to monitor the use of our products if we increase our international presence.


   We utilize database management software from Microsoft and Oracle for our database servers. Our customers can purchase this software directly from Microsoft and Oracle or from us. In addition, we integrate third-party software into our products from RSA Security Inc. for security and encryption technology, from Actuate for reporting capability and from Cimmetry Systems for our viewers. This third-party software may not continue to be available on commercially reasonable terms. If we cannot maintain licenses to this third-party software at an acceptable cost, shipments of our products could be delayed until equivalent software could be developed or licensed and integrated into our products. We do not believe that our business could be considered to be substantially dependent on any one of these license agreements, and none of these licenses are responsible for a significant amount of our revenues.

   There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. It is possible that, in the future, third parties may claim that we or our current or potential future products infringe their intellectual property. We expect that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. If our products were found to infringe a third party's proprietary rights, we could be required to enter into royalty or licensing agreements in order to continue to be able to sell our products. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

Acquisitions

   We may make acquisitions of companies, products or products lines from time to time as determined by management to be appropriate and suitable for our business and for extending supply chain collaboration and the functionality of our products. In November 1999 we acquired Digital Market, Inc., a California corporation, providing Internet-based solutions for the sourcing and procurement of production materials used by manufacturing companies. This acquisition is an example of our strategy of extending supply chain collaboration and the functionality of our products.

Employees

   As of April 30, 2000, we had a total of 289 employees. Of this total, 72 were in engineering, 122 were in sales and marketing, 64 were in professional services, including technical support and customer training, and 31 were in finance and administration. We also retain independent contractors to support activities such as our professional services and product development. Our success depends on our ability to attract and retain qualified, experienced employees. None of our employees are represented by a collective bargaining unit, and we have ever experienced a work stoppage. We consider our relations with our employees to be good.

Risk Factors

   In addition to other information in this report, the following risk factors should be carefully considered in evaluating Agile and its business.

Risks Related to Our Operations

 Because We Have a Limited Operating History, It Is Difficult to Evaluate Our Business and Prospects

   We are still in the early stages of our development, so evaluating our business operations and our prospects is difficult. We incorporated in 1995 and began shipping our first product in June 1996. The revenues and income potential of our business and market are unproven. We will encounter risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets. These risks include the following:

  . until our acquisition of Digital Market, we have had only one product suite, and will need to successfully introduce new products such as Agile Buyer, released as a result of our acquisition of Digital Market, and enhance existing products to this suite;

  . we need to successfully market the Agile Buyer product which has only been sold to a limited number of customers;

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

 We Have a History of Losses, We Expect to Incur Losses in the Future and We May Not Achieve or Maintain Profitability

   We incurred net losses of approximately $35.2 million for fiscal 2000, $11.4 million for fiscal 1999 and $8.9 million for fiscal 1998. As of April 30, 2000, we had an accumulated deficit of approximately $61.7 million. Moreover, we expect to continue to incur significant sales and marketing, research and development and general and administrative expenses. We have incurred and expect to continue to incur substantial non-cash costs relating to the amortization of intangible assets and stock compensation which will contribute to our net losses. We expect to incur losses for the foreseeable future. We will need to generate significant increases in revenues to achieve and maintain profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

  .  our success with the Agile Buyer product;

  . fluctuations in demand for Internet collaborative manufacturing commerce software;

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

  .  delays in our customers' orders due to their priorities;

  . variability in the mix of our license and professional services revenues;

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

   If, in response to market pressures or other demands, we introduce new pricing structures for our existing products, we could experience customer dissatisfaction and loss of sales. In addition, we could introduce products that are sold in a manner different from how we currently market our products, or we could recognize revenue differently than under our current accounting policies. Depending on the manner in which we sell existing or future products, this could have the effect of extending the length of time over which we recognize revenues. Furthermore, our quarterly revenues could be significantly affected based on how applicable accounting standards are amended or interpreted over time.

   In addition, we have accounted for options to purchase common stock granted to consultants under variable plan accounting. The expense associated with these options may fluctuate significantly from quarter to quarter through fiscal 2005 if the price of our stock fluctuates and could cause our operating results to vary significantly from quarter to quarter. During fiscal 2000 the expense associated with these options totaled $948,000. Unearned stock compensation for these options was $6 million at April 30, 2000.

   Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. If this occurs, the price of our common stock may decline.

 We May Not Achieve Anticipated Revenues if the Introduction and Customer Acceptance of Agile Anywhere, Agile Buyer or Any Upgrades or Enhancements to Our Products Is Unsuccessful

   Our future financial performance will depend on customer acceptance of Agile Anywhere and Agile Buyer products and any upgrades or enhancements that we may make to our products in the future. We have generated substantially all of our revenues from licenses and services related to current and prior versions of our product suite. We believe that revenues from Agile Anywhere, together with revenues from maintenance and support contracts from Agile Anywhere and prior versions of our suite, will account for a substantial portion of our revenues for the foreseeable future. If we are unable to ship or implement any upgrades or enhancements when planned, or if the introduction of upgrades or enhancements causes customers to defer orders for our existing products, we may not achieve anticipated revenues.

 Our Acquisition of Digital Market, and any Future Acquisitions, May Be Difficult to Integrate, Disrupt Our Business, Dilute Stockholder Value or Divert Management Attention

   We acquired Digital Market in November 1999. We may encounter risks to our business during our integration of acquisitions such as Digital Market, including:

  . difficulties in assimilation of acquired personnel, operations, technologies or products;

  .  unanticipated costs associated with the acquisition;

  .  diversion of management's attention from other business concerns;

  . adverse effects on our existing business relationships with our customers or the customers of any acquisitions we make; and

  .  inability to retain employees of acquisitions we make.

   As part of our business strategy, we may in the future seek to acquire or invest in additional businesses, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. These future acquisitions could pose risks to our business posed at the time by our acquisition of Digital Market. In addition, with future acquisitions, we could use substantial portions of our available cash, including the proceeds of this offering, as all or a portion of the purchase price. We could also issue additional securities as consideration for these acquisitions, which could cause our stockholders to suffer significant dilution. Any future acquisitions may not generate any additional revenue or provide any benefit to our business.

 We May Not Achieve Anticipated Additional Revenues or Benefits or Broaden our Product Offerings As a Result of Our Acquisition of Digital Market

   With the acquisition of Digital Market, we extended the functionality of Agile Anywhere with Digital Market's direct materials sourcing, quoting and ordering applications to introduce the Agile Buyer solution. If we are unable to successfully market our products with the Agile Buyer product, or create new or enhanced products combining the functionality provided by both, or otherwise broaden our product offerings, we may not achieve enhanced sales or other anticipated benefits from our acquisition of Digital Market. This is particularly difficult because Digital Market has had limited product sales as of and subsequent to the date of acquisition. If we fail to achieve further anticipated benefits from the acquisition, we may incur increased expenses, experience a shortfall in our anticipated revenues and may not obtain a satisfactory return on our investment.

 Implementation of Our Products By Large Customers May Be Complex and Customers Could Become Dissatisfied if Implementation of Our Products Proves Difficult, Costly or Time-Consuming

   Our products must integrate with many existing computer systems and software programs used by our customers. Integrating with many other computer systems and software programs can be complex, time consuming and expensive and cause delays in the deployment of our products. Because we are one of the first companies to offer products designed for collaborative manufacturing commerce solutions, many customers will be facing these integration issues for the first time in the context of collaborating with supply chain partners. Customers could become dissatisfied with our products if implementations prove to be difficult, costly or time-consuming.

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

 If We Do Not Establish and Maintain Relationships With Key Partners, We May Encounter Difficulty in Providing Implementation and Customer Support of Our Products

   We rely heavily on our relationships with consulting and integration partners to implement our software, provide customer support services and endorse our products during the evaluation stage of the sales cycle. Currently, a limited number of companies provide implementation services for our products. We expect to increasingly rely on these types of partners in the future. These companies are not contractually obligated to continue to provide implementation services for us or to otherwise promote our products. Although we seek to develop and maintain relationships with these types of service providers, they may have similar or more established relationships with our competitors. If these service providers do not increase this segment of their business, or reduce or discontinue their relationships with us or their support of our products, our business could be harmed. We will need to develop new third party relationships if sales of our products increase and our current partners cannot fulfill the need for implementation and customer support services. Without these third parties we would have to expand our services organization to increase the consulting and professional services that we provide to our customers and divert resources from other areas of our business. If we are required to expand our professional services capabilities, we may not be able to do so on a timely basis.

   We are beginning to implement larger deployments of our products together with third parties such as Andersen Consulting and Siemens. If we are not successful with these joint deployments, we may incur increased costs and customer dissatisfaction and may not achieve increased sales and market acceptance of our products.

   To meet customer demand, we might have to outsource services to more costly independent contractors and other third parties. In addition, if our implementation partners do not adequately perform implementation services, our customers could become dissatisfied with our products. In order to avoid dissatisfaction, we may need to provide supplemental implementation services at no additional cost to customers. Although we could experience an increase in services revenues if our service partners are not successful, services revenues have lower gross margins than license revenues. We could also experience delays in revenue recognition if customer implementation projects fall behind schedule.

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

 Our Variable Sales Cycle Makes it Difficult For Us to Predict When or if Sales Will Be Made

   Our products have an unpredictable sales cycle that contributes to the uncertainty of our future operating results. Our collaborative manufacturing commerce software is a new category of products, and customers often view the purchase of our products as a significant and strategic decision. As a result, customers may take time to evaluate our products. The sale of our products may be subject to delays due to the lengthy internal budgeting, approval and evaluation processes of our customers. We may expend significant sales and marketing expenses during this evaluation period before the customer places an order with us. Customers may initially purchase a smaller number of user licenses before expanding the order to allow a greater number of users to benefit from the application. Larger customers may purchase our products as part of multiple simultaneous purchasing decisions, which may result in additional unplanned administrative processing and other delays in our product sales. If sales forecasted from a specific customer for a particular quarter are not realized, we may experience an unplanned shortfall in revenues. As a result, we have only a limited ability to forecast the timing and size of sales of our products.

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

 Because of Competition For Additional Qualified Personnel, We May Not Be Able to Recruit or Retain Necessary Personnel, Which Could Impact Development or Sales of Our Products

   Our success depends on our ability to attract and retain qualified, experienced employees. There is substantial competition for experienced engineering, sales and marketing personnel in our industry. The volatility and current market price of our common stock may make it more difficult for us to recruit, hire and retain qualified personnel, or cause us to incur higher salary costs. In addition, there is currently a very low unemployment rate, particularly for technical personnel, in the Silicon Valley where we are located, increasing our difficulty in hiring and retaining personnel. If we are unable to retain our existing key personnel, or attract and retain additional qualified personnel, we may from time to time experience inadequate levels of staffing to perform services for our customers. As a result, our growth could be limited due to our lack of capacity to develop and market our products to our customers, or we could experience deterioration in service levels or decreased customer satisfaction.

 Our Efforts to Expand Sales of Our Products to Other Industries May Not
 Succeed

   We have historically sold our products primarily to companies in the electronics and medical device manufacturing industries. We intend to market products to customers in additional industries. Although we have targeted enterprises in other markets as potential customers, these potential customers may not be as willing to purchase products like ours as have the electronics and medical device industries.

 The Market For Our Products Is Newly Emerging and Customers May Not Accept Our Products

   The market for software products that allow companies to collaborate with suppliers on product information and change is newly emerging. Companies have not traditionally automated collaborative manufacturing commerce solutions like we offer throughout the supply chain. We cannot be certain that this market will continue to develop and grow or that companies will elect to utilize our products rather than attempt to develop applications internally or through other sources. In addition, the use of the Internet, as well as corporate intranets, has not been widely adopted for sharing product information as well as for collaboration among supply chain participants. Companies that have already invested substantial resources in other methods of sharing product information during the manufacturing and supply process may be reluctant to adopt a new approach that may replace, limit or compete with their existing systems or methods. We expect that we will continue to need to pursue intensive marketing and sales efforts to educate prospective customers about the uses and benefits of our products. Therefore, demand for and market acceptance of our products will be subject to a high level of uncertainty.

 Competition Among Providers of Software Enabling Collaboration in a Manufacturing Supply Chain May Increase, Which Could Cause Us to Reduce Prices, and Resulting in Reduced Gross Margins or Loss of Market Share

   The market for products that enable companies to interactively manage and share information relating to the manufacture and supply of products is new, highly fragmented, rapidly changing and increasingly competitive. We expect competition to intensify, which could result in price reductions for our products, reduced gross margins and loss of market share. Competitors vary in size and in the scope and breadth of the products and services offered. We face potential competition from in-house development efforts by potential customers or partners, vendors of software designed for management of engineering information, and developers of general purpose groupware software addressing only limited technology components involved in managing data generated by changes to the engineering process. We also face potential competition from providers of enterprise resource planning software and supply-chain software.

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

 We May Experience Difficulties in Introducing New Products and Upgrades Which Could Result in Negative Publicity, Loss of Sales, Delay in Market Acceptance or Customer Dissatisfaction

   Our future financial performance depends on our successful and timely development, introduction and market acceptance of new and enhanced products. The life cycles of our products are difficult to predict because the market for our products is new and emerging, and is characterized by rapid technological change, changing customer needs and evolving industry standards. The introduction of products or computer systems employing new technologies and emerging industry standards could render our existing products obsolete and unmarketable. For example, portions of our software are written in the Java computer programming language. If a new software language becomes standard in our industry or is considered more robust, we may need to rewrite portions of our products in another computer language in order to remain competitive. The introduction of enhancements to our suite of products may also cause customers to defer orders for our existing products. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new or enhanced products in the future. In addition, those products may not meet the requirements of the marketplace and achieve market acceptance.

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

 Our Products Might Not Be Compatible With All Platforms, Which Could Inhibit Sales

   We must continually modify and enhance our products to keep pace with changes in computer hardware and software and database technology, as well as emerging technical standards in the software industry. For example, we have designed our products to work with databases such as Oracle. Any changes to these platforms could require us to modify our products, and could cause us to delay releasing a product until the updated version of that platform has been released. Furthermore, third parties develop adapters to integrate our products with other design, manufacture, finance and supply chain systems used by our customers. We rely on these third parties to update the adapters to reflect changes to our products as well as to the targeted platform in order to maintain the functionality provided by our products. As a result, uncertainties related to the timing and nature of new product announcements, introductions or modifications by vendors of operating systems, back-office applications and browsers and other Internet-related applications could hurt our business, as customers may not be certain as to how our product will operate with their existing systems.

   In addition, portions of our products are based upon a programming language that does not offer all of the features available in Windows. Accordingly, certain features available to products that run on Windows may not be available in the non-Windows version of our products, and this could result in reduced customer demand. Furthermore, some of our products do not run on certain types of popular server computers, such as those that utilize the UNIX operating system. If another platform becomes more widely used or offers greater scalability, we could be required to convert, or "port," our product to that platform. We may not succeed in these efforts, and even if we do, potential customers may not choose our product. As we extend the functionality of our products to run on additional platforms, we may incur increased development costs.

 If We Are Unable to Timely Expand Our International Operations, We May Not Achieve Anticipated Revenue Growth

   We believe that expansion of our international operations will be necessary for our future success, and a key aspect to our business strategy has been and is to expand our sales and support organizations internationally. Therefore, we believe that we will need to commit additional significant resources to expand our international operations. We employ sales professionals in Europe and the Asia- Pacific market. If we are unable to successfully expand further in these international markets on a timely basis, we may not be able to achieve anticipated revenue growth. This expansion may be more difficult or take longer than we anticipate, and we may not be able to successfully market, sell, deliver and support our products internationally.

   Our international expansion will subject us to a number of risks associated with international business activities. These risks include:

  . difficulty in providing customer support for our software in multiple time zones;

  .  need to develop our software in multiple foreign languages;

  . longer sales cycles associated with educating foreign customers on the benefits of using our products;

  . greater difficulty and longer time in collecting accounts receivable from customers located abroad;

  .  political and economic instability, particularly in Asia;

  .  difficulties in enforcing agreements through foreign legal systems; or

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

 In Order to Manage Our Growth and Expansion, We Will Need to Improve and Implement New Systems, Procedures and Controls

   We have recently experienced a period of rapid growth and expansion that has placed a significant strain on our management information systems and our administrative, operational and financial resources. For example, we have grown from 65 employees at April 30, 1997 to 289 employees at April 30, 2000. If we are unable to manage our growth and expansion in an efficient or timely manner, our business will be seriously harmed. In addition, we have recently hired a significant number of employees and plan to further increase our total headcount. We also plan to expand the geographic scope of our operations. This expansion has resulted and will continue to result in substantial demands on our management resources. To accommodate continued anticipated growth and expansion, we will be required to:

  . improve existing and implement new operational and financial systems, procedures and controls;

  .  hire, train, manage, retain and motivate qualified personnel; and

  .  enter into relationships with strategic partners.

   These measures may place additional burdens on our management and our internal resources.

 If We Are Unable to Protect Our Intellectual Property We May Lose a Valuable Asset, Experience Reduced Market Share or Incur Costly Litigation to Protect Our Rights

   Our success and ability to compete depend upon our proprietary technology, including our brand and logo and the technology underlying our products. We rely on patent, trademark, trade secret and copyright laws to protect our intellectual property. Despite our efforts to protect our intellectual property, a third party could copy or otherwise obtain our software or other proprietary information without authorization, or could develop software competitive to ours. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around patents that may be issued to us or our other intellectual property. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and we expect that it will become more difficult to monitor the use of our products if we increase our international presence.

   We may have to resort to litigation to enforce our intellectual property rights, to protect our patents, trade secrets or know-how or to determine their scope, validity or enforceability. Enforcing or defending our proprietary technology is expensive, could cause the diversion of our resources, and may not prove successful. Our protective measures may prove inadequate to protect our proprietary rights, and any failure to enforce or protect our rights could cause us to lose a valuable asset.

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

   In addition, earlier versions of our products may not be year 2000 compliant, and we do not intend to make them year 2000 compliant. We also need to ensure year 2000 compliance of our own internal computer and other systems, to continue testing our software products, and to audit the year 2000 compliance status of our suppliers and business partners. See "Management's Discussion and Analysis of Financial Condition and Results of Operations, Year
2000 Readiness Disclosure" on page    for a discussion of the status of our
year 2000 readiness.

 We Will Rely on Third Parties to Manage System and Network Environments for Hosted Customers.

   We will rely on third parties to manage system and network environments running the Agile Anywhere and Agile Buyer solutions and related solutions for customers requiring hosting. Services provided by these third parties will include managing the hosted servers, maintaining communications lines and managing network data centers, which are the locations where the Agile solutions reside. Since the hosting of the Agile solutions for certain customers will depend on these third parties, it is possible that these third parties may not be able to meet our and our customer's service level requirements. In the event that we choose to use alternative hosting sources, this may result in a temporary degradation of the service level for hosting services that may be unacceptable to our customers.

 Provisions Contained in Our Charter Documents May Delay or Prevent a Change in Our Control

   Provisions of our Delaware certificate of incorporation and bylaws and of Delaware law could make it more difficult for a third party to acquire us, even if a change in control would be beneficial to our stockholders. These provisions also may prevent changes in our management.

Risks Related to the Internet on Our Business and Prospects

 If Use of the Internet Does Not Continue to Develop and Reliably Support the Demands Placed on It by Electronic Commerce, We May Experience Loss of Sales

   Our success depends upon continued growth in the use of the Internet as a medium of collaboration and commerce. Although the Internet is experiencing rapid growth in the number of users, this growth is a recent phenomenon and may not continue. Furthermore, despite this growth in usage, the use of the Internet for commerce is relatively new. As a result, a sufficiently broad base of companies and their supply chain partners may not adopt or continue to use the Internet as a medium for collaboration for product content information. Our business would be seriously harmed if:

  . use of the Internet does not continue to increase or increases more slowly than expected;

  . the infrastructure for the Internet does not effectively support enterprises and their supply chain partners;

  . the Internet does not create a viable commercial marketplace, inhibiting the development of electronic collaborative manufacturing commerce and reducing the demand for our products;

  . concerns over the secure transmission of confidential information over public networks and general disruption could inhibit the growth of the Internet as a means of conducting commercial transactions; or

  . concerns about third parties using the Internet to create interference with the use of our products over the Internet.

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

Risks Related to Control

 Our Executive Officers, Directors and Major Stockholders Will Retain Significant Control, Which May Lead to Conflicts With Other Stockholders Over Corporate Governance Matters

   Currently executive officers, directors and holders of 5% or more of our outstanding common stock own, in the aggregate, approximately 36.6% of our outstanding common stock. These stockholders would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also delay, deter or prevent a change in our control and may make some transactions more difficult or impossible to complete without the support of these stockholders.

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

ITEM 2. PROPERTIES

   Our headquarters are currently located in two adjoining leased facilities in San Jose, California, consisting of approximately 80,000 square feet under leases expiring in 2004 with expansion and renewal options, of which approximately 17,000 square feet is currently sublet to a tenant on short-term sublease. In March 2000, we entered into a lease expiring in 2005 for an additional approximately 5,000 square feet of office space located
Scotts Valley, California. We also lease offices for sales and service personnel in eight locations in the United States as well as in Paris, France, Stuttgart, Germany, London, United Kingdom, Tokyo, Japan and Taipei, Taiwan. We believe our current facilities will be adequate to meet our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

Facilities Management International Proceedings

   In December 1999, we settled the complaint filed on February 19, 1999 against us by Facilities Management International, a Southern California based systems integration company, in the Superior Court for the State of California, County of Orange, alleging interference with prospective economic advantage and unfair business practices in connection with our quote for services to one of our customers, for the sum of $21,500.

PolyDyne Proceedings

   PolyDyne originally filed a Bill of Discovery on January 2, 1999, and filed a formal complaint on July 13, 1999, in the District Court of Travis County, Texas, which was removed to the United States District Court for the Western District of Texas on August 13, 1999. In its complaint, PolyDyne alleged that Digital Market introduced its Digital Buyer software, a product that it alleges competes with PolyDyne's QuoteWin and SupplyWin software, under circumstances that it claims constituted trade secrets misappropriation, theft of trade secrets and conversion. Digital Market responded by denying all allegations, and defended itself vigorously.

   Related to this lawsuit, Digital Market filed suit on July 26, 1999 in the Federal District Court for the Northern District of California, alleging that PolyDyne made false, misleading and deceptive statements about Digital Market, involving accusations that Digital Market infringed PolyDyne's copyrights and trade secrets, resulting in commercial disparagement, trade libel, defamation. Digital Market sought damages and declaratory relief. PolyDyne answered the pleadings and brought counterclaims alleging theft of trade secrets, conversion and common law misappropriation.

   We settled all outstanding litigation in April 2000 and both actions were dismissed with prejudice.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

   The executive officers and directors of Agile and their ages as of April 30, 2000 are as follows:

           Name          Age                       Position
           ----          ---                       --------
   Bryan D. Stolle......  42  Chairman of the Board, Chief Executive Officer,
                               President and Director

   Thomas P. Shanahan...  54  Executive Vice President, Chief Financial
                               Officer, Secretary and Director

   D. Kenneth Coulter...  55  Senior Vice President, Worldwide Field Operations

   Scott R. Hammond.....  38  Vice President, e-Procurement and e-Services

   Gregory G. Schott....  36  Vice President, Business Development

   Carol B. Schrader....  44  Vice President, Marketing

   Dorothy O. Wise......  39  Vice President, Development and Support

   Klaus-Dieter Laidig..  58  Director

   Michael Moritz.......  45  Director

   James L. Patterson...  62  Director

   Nancy J. Schoendorf..  45  Director

   Bryan D. Stolle is a co-founder of Agile and has served as our President and Chief Executive Officer and a member of our board of directors since our inception in March 1995. From 1987 to 1994, Mr. Stolle served as Director of Product and Strategic Marketing at Sherpa Corporation, a developer of enterprise product data management software. From 1983 to 1987, Mr. Stolle served as Marketing Officer at Rexcom Systems, a software company co-founded by Mr. Stolle. Mr. Stolle received a B.A. in Business Administration and an M.B.A. from the University of Texas at Austin.

   Thomas P. Shanahan is a co-founder of Agile and has been a member of our board of directors since our inception in March 1995. Since November 1997, Mr. Shanahan has served as Agile's Executive Vice President and Chief Financial Officer. From 1994 to 1997, Mr. Shanahan served as Vice President and Chief Financial Officer of Digital Generation Systems, Inc., a provider of digital distribution systems to the broadcast advertising industry. From 1993 to 1994, Mr. Shanahan served as Chief Financial Officer of Sherpa Corporation. Mr. Shanahan received a B.A. in Economics from Stanford University and an M.B.A. from Harvard University.

   D. Kenneth Coulter has served as Agile's Senior Vice President of Worldwide Field Operations since August 1999. From 1998 to 1999, Mr. Coulter served as President, and as Senior Vice President, Worldwide Sales, at TriStrata, Inc., a provider of network security software. From 1997 to 1998, Mr. Coulter served as Senior Vice President, Worldwide Sales, at Memco Software, a provider of network security software. From 1988 to 1997, Mr. Coulter served in various positions culminating in Executive Vice President, Worldwide Operations, at Informix Software, a provider of database software.

   Scott R. Hammond has served as Agile's Vice President of e-Procurement and e-Services since November, 1999, when Agile acquired Digital Market. From 1995 to 1999, Mr. Hammond was founder, President and Chief Executive Officer of Digital Market. Prior to that date, Mr. Hammond was co-founder and Director of Sales for EcoSystems Software, a provider of integrated systems management software tools. Mr. Hammond received a B.S. in Electrical Engineering from the University of Rochester and an M.B.A. from the Wharton School of Business.

   Gregory G. Schott has served as Agile's Vice President of Business Development since June 1999. From 1997 to 1999, Mr. Schott served as Vice President of Marketing at Digital Generation Systems, Inc., a provider of digital distribution systems to the broadcast advertising industry. From 1996 to 1997, Mr. Schott served as Vice President of Operations, from 1995 to 1996 as Director of Business Development and from 1994 to 1995 as Director of Operations, all at Digital Generation Systems. From 1991 to 1994, Mr. Schott served as a management consultant at The Boston Consulting Group. Mr. Schott received a B.S. in Mechanical Engineering from North Carolina State University and an M.B.A. from Stanford University.

   Carol B. Schrader has served as Agile's Vice President of Marketing since October 1997. In 1997, Ms. Schrader served as an independent consultant with Killarney Group. From 1995 to 1997, Ms. Schrader served as Director, Industry Development at Documentum, Inc., a provider of web content management solutions. From 1990 to 1995, Ms. Schrader served as Director, Market Development at Sherpa Corporation. Ms. Schrader received a B.A. in Business Management from Clarke College.

   Dorothy O. Wise has served as Agile's Vice President of Development and Support since March 1996. From 1994 to 1996, Ms. Wise served as Vice President, Quattro Pro Business Unit, at Novell, Inc., a provider of network services operating system software. Ms. Wise received a B.S.E. in Electrical Engineering and Computer Science from Princeton University.

   Klaus-Dieter Laidig has served as a director of Agile since 1998. Mr. Laidig has served as a management consultant with Laidig Business Consulting GmbH since 1998. From 1984 to 1997, Mr. Laidig served as General Manager of Hewlett-Packard GmbH. Mr. Laidig currently serves as a director of Lattitude Communications, Inc., SAP AG, Henninger Braeu AG and several privately held companies. Mr. Laidig received an M.B.A. from the Pforzheim University of Applied Sciences in Germany.

   Michael Moritz has served as a director of Agile since 1996. Mr. Moritz has been a general partner of Sequoia Capital, a venture capital firm, since 1986. Mr. Moritz serves as a director of eToys, Inc., Flextronics International Ltd., Yahoo! Inc., WebVan Group,Inc., PlanetRx.com and several additional private companies. Mr. Moritz received an M.A. from Christ Church, Oxford.

   James L. Patterson has served as a director of Agile since 1996. Mr. Patterson has been an independent consultant since 1989. Mr. Patterson currently serves as a director of Latitude Communications, Inc., a provider of integrated voice and data conferencing solutions, and several privately held companies. Mr. Patterson received a B.S. in Electrical Engineering from the University of Colorado.

   Nancy J. Schoendorf has served as a director of Agile since 1995. Ms. Schoendorf has been a general partner of Mohr, Davidow Ventures, a venture capital firm, since 1994, and a Managing Partner since 1997. Prior to joining Mohr, Davidow Ventures, Ms. Schoendorf spent 17 years in the computer industry including management positions with Hewlett-Packard, Software Publishing Corporation and Sun Microsystems. Ms. Schoendorf currently serves as a director of Broadbase Software, Inc., onvidia.com, Inc. and several privately held companies. Ms. Schoendorf received a B.S. in Computer Science from Iowa State University and an M.B.A. from Santa Clara University.

   There are no family relationships among any of our directors or officers. All executive officers are appointed by the board of directors on an annual basis and serve until their successors have been duly appointed and qualified.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   Our common stock is traded on the Nasdaq National Market under the symbol "Agil." The price range per share reflected in the table below represents the highest and lowest sale prices for our stock as reported by the Nasdaq National Market during each quarter the stock has been publicly traded since August 20, 1999, the date of our initial public offering.

                                                                  High    Low
                                                                 ------- ------
      Fiscal 2000:
      Quarter Ended October 31, 1999............................ $ 51.80 $17.13
      Quarter Ended January 31, 2000............................ $112.50 $46.59
      Quarter Ended April 30, 2000.............................. $ 91.19 $18.31

   All information in this Item 5 has been restated to reflect a two-for-one stock split, effected in the form of a stock dividend to each stockholder of record as of March 17, 2000.

   Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends. At July 3, 2000, there were approximately 950 stockholders of record and there are a substantially greater number of Agile Software beneficial owners and the price per share of our common stock was $37.063.

   On August 25, 1999, we completed the initial public offering of our common stock. The managing underwriters in the offering were Morgan Stanley Dean Witter, Deutsche Banc Alex Brown, and Hambrecht & Quist. The shares of the common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No.333-81387). The Securities and Exchange Commission declared the Registration Statement effective on August 19, 1999.

   The offering commenced on August 19, 1999 and terminated on August 25, 1999 after we had sold all of the 6,900,000 shares of common stock registered under the Registration Statement (including 900,000 shares sold in connection with the exercise of the underwriters' over-allotment option). The initial public offering price was $10.50 per share for an aggregate initial public offering of $72.5 million.

   After deducting the underwriting discounts and commissions the net proceeds to Agile were approximately $67.4 million. The net offering proceeds have been used for general corporate purposes, to provide working capital, to develop products and to expand the Company's operations. Funds that have not been used have been invested in money market funds, certificate of deposits and other investment grade securities. We also may use a portion of the net proceeds to acquire or invest in businesses, technologies, products or services.

   On December 17, 1999, Agile and certain selling stockholders completed the secondary offering of Agile's common stock. The managing underwriters in the offering were Morgan Stanley Dean Witter, Deutsche Banc Alex Brown and Hambrecht & Quist. The shares of the common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No 333-91243). The Securities and Exchange Commission declared the Registration Statement effective on December 13, 1999.

   The offering commenced on December 13, 1999 and terminated on December 17, 1999 after Agile sold all of the 3,290,000 shares and the selling shareholders sold all of 2,000,000 shares registered under the Registration Statement (including 290,000 shares sold in connection with the exercise of the underwriters' over-allotment option). The offering price was $87.00 per share for an aggregate offering of $460.2 million.

   After deducting the underwriting discounts and commissions the net proceeds to Agile were approximately $272.6 million. The net offering proceeds have been used for general corporate purposes, to provide working capital, to develop products and to expand the company's operations. Funds that have not been used have been invested in money market funds, certificates of deposits, and other investment grade securities. We also may use a portion of the net proceeds to acquire or invest in businesses, technologies, products, or services.

   Approximately $2.4 million has been paid for costs and expenses related to the offerings. None of the costs and expenses related to the offerings were paid directly or indirectly to any director, officer, general partner of Agile or their associates, persons owning 10 percent or more of any class of equity securities of Agile or an affiliate of Agile.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                       Fiscal Years Ended April 30,
                                ----------------------------------------------
                                  2000      1999     1998     1997    1996(**)
                                --------  --------  -------  -------  --------
                                  (in thousands, except per share data)
Consolidated Statement of
 Operations Data:
Revenues:
  License...................... $ 21,463  $ 10,859  $ 6,102  $ 1,143  $    24
  Professional services........    4,787     3,665    1,385      187       14
  Maintenance..................    5,948     2,283      516       22      --
                                --------  --------  -------  -------  -------
    Total revenues.............   32,198    16,807    8,003    1,352       38
                                --------  --------  -------  -------  -------
Cost of revenues:
  License......................    1,451       819      543      113        2
  Professional services........    3,718     3,823    1,347       88        4
  Maintenance..................    2,510     1,343      278       65      --
                                --------  --------  -------  -------  -------
    Total cost of revenues.....    7,679     5,985    2,168      266        6
                                --------  --------  -------  -------  -------
Gross profit...................   24,519    10,822    5,835    1,086       32
                                --------  --------  -------  -------  -------
Operating expenses:
  Sales and marketing..........   26,657    13,495    8,070    2,149      198
  Research and development.....    9,411     4,742    3,788    2,510      852
  General and administrative...    3,411     1,938    1,995    1,333      381
  Amortization of stock
   compensation................   11,845     2,253      856      --       --
  Amortization of intangible
   assets......................   14,911       --       --       --       --
  Acquired in-process
   technology..................    1,300       --       --       --       --
                                --------  --------  -------  -------  -------
    Total operating expenses...   67,535    22,428   14,709    5,992    1,431
                                --------  --------  -------  -------  -------
Loss from operations...........  (43,016)  (11,606)  (8,874)  (4,906)  (1,399)
Interest income (expense),
 net...........................    7,823       178      (68)      70       72
                                --------  --------  -------  -------  -------
Net loss....................... $(35,193) $(11,428) $(8,942) $(4,836) $(1,327)
                                ========  ========  =======  =======  =======
Net loss per share:
Basic and diluted*............. $  (1.14) $  (1.94) $ (2.10) $ (1.86) $ (0.97)
                                ========  ========  =======  =======  =======
Weighted average shares*.......   30,967     5,904    4,258    2,600    1,368
                                ========  ========  =======  =======  =======
                                             As of April 30,
                                ----------------------------------------------
                                  2000      1999     1998     1997      1996
                                --------  --------  -------  -------  --------
Consolidated Balance Sheet
 Data:
Cash, cash equivalents and
 short-term investments........ $299,875  $ 10,003  $ 2,160  $ 3,292  $ 3,829
Working capital (deficit)......  294,251     4,174     (930)   2,617    3,747
Total assets...................  430,801    17,948    7,531    5,366    4,219
Long-term obligations..........    1,015     3,224      782      626      152
Stockholders' equity...........  412,646     3,291      177    3,154    3,867

--------
 * Reflects the two-for-one stock split effective March 2000.

** Period from March 13, 1995 (inception) to April 30, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

   The information in this discussion contains forward-looking statements. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in "Other Factors Affecting Operating Results" and "Liquidity and Capital Resources" below, as well as Risk Factors included in the our Rule 424(b)(4) prospectus dated December 13, 1999, and Form 10-Q dated March 16, 2000, as filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

Overview

   We develop and market collaborative manufacturing commerce solutions that speed the "build" and "buy" process across the virtual manufacturing network. We believe that our products improve time to volume, customer responsiveness and cost of goods sold. Our solutions manage product content and critical communication, collaboration and commerce transactions among original equipment manufacturers, electronic manufacturing services providers, customers and suppliers. We were founded in March 1995 and in June 1996 we began selling our first products and delivering related services. We currently license our products in the United States through our direct sales force, and in Europe and Asia through our direct sales force and distributors. To date, revenues from international sales have not been material. We have derived our revenues principally from the licenses of our products, the delivery of professional services and from maintenance contracts.

   Customers who license our software products receive a license for our application servers, one or more user licenses, and third-party provided adapters to connect with the customer's other existing enterprise systems. Our customers generally purchase a limited number of user licenses at the time of the initial license of the software products and may purchase additional user licenses as needed. Customers may purchase implementation services from us. These professional services are generally provided on a fixed-price basis and are often provided by third-party consulting organizations. We also offer fee-based training services to our customers. As of April 30, 2000, over 98% of our customers who licensed our products had purchased maintenance contracts, which provide unspecified software upgrades, on a when-and-if available basis, and technical support over a stated term, which is generally a twelve-month period, and over 95% of our customers had renewed their maintenance contracts. We cannot assure that we will continue to experience these rates of purchases of maintenance agreements or renewals.

   We recognize revenue under Statement of Position, or SOP, 97-2, "Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions". When contracts contain multiple elements and vendor-specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the "Residual Method" prescribed by SOP 98-9. Software licenses sold to new customers are recognized upon installation and acceptance by the customer. Software licenses sold to existing customers, or add-on sales, do not include acceptance provisions and are recognized upon shipment of the software product. In the event we grant our customers the right to specified upgrades, license revenue is deferred until delivery of the specified upgrade. If vendor-specific objective evidence of fair value exists for the specified upgrade, then an amount equal to this fair value is deferred. If vendor-specific objective evidence of fair value does not exist, then the entire license fee is deferred until the delivery of the specified upgrade. License revenues generated from new customers represented 47% in fiscal 2000, 66% in fiscal 1999 and 79% of license revenues in fiscal 1998, with the remaining license revenues in each period attributable to existing customers. Our professional services revenues consist of implementation services which are recognized upon customer acceptance and training revenues which are recognized as the services are performed. Our maintenance revenues are recognized ratably over the contract period, generally twelve months.

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

   On November 23, 1999, we acquired Digital Market, Inc. ("DMI") in a transaction accounted for as a purchase business combination. We paid $20.0 million in cash and issued 1,202,018 shares of common stock valued at $75.7 million or $62.95 per share based upon the average price of our common stock two days before, day of and two days after the transaction measurement date. In addition, we assumed all unvested outstanding stock options granted by DMI. The estimated fair value of the assumed options was $5.6 million, and was included as a component of the purchase price. We incurred $3.4 million in acquisition expenses, including financial advisory and legal fees and other direct transaction costs, resulting in an adjusted aggregate purchase price of $102.5 million.

   The total acquisition price of $102.5 million was allocated to the assets acquired, including tangible and intangible assets, and liabilities assumed based upon the fair value of such assets and liabilities on the date of the acquisition. The total purchase cost of the acquisition has been allocated to assets and liabilities based on management's estimates of their fair value and an independent appraisal of certain intangible assets, with the excess costs over the net assets acquired allocated to goodwill. The aggregate purchase price was allocated as follows (in thousands):

       Net tangible liabilities...................................... $ (6,659)
       In-process technology.........................................    1,300
       Existing technology...........................................    1,850
       Trademark.....................................................      150
       Assembled workforce...........................................    2,100
       Goodwill......................................................  103,776
                                                                      --------
                                                                      $102,517
                                                                      ========

   The net tangible liabilities consist primarily of cash and cash equivalents, accounts receivable, property and equipment, accounts payable and other liabilities and notes payable. Because the in-process technology had not reached the stage of technological feasibility at the acquisition date and had no alternative future use, the amount was immediately charged to operations. The amounted allocated to existing technology, trademark and assembled workforce are being amortized over the estimated useful lives of three years. The purchase price in excess of identified tangible and intangible assets is allocated as goodwill. As a result of the rapid technological changes occurring in the software and Internet industries, goodwill is being amortized over the estimated useful life of three years. The valuation of the intangible assets has been determined using management's assumptions and a valuation report from an independent appraiser.

   We granted options below market price to purchase 269,144 shares of our Common Stock to certain DMI employees who have remained our employees after the acquisition. We recorded additional deferred stock compensation of approximately $11.7 million associated with these stock option grants, which will be amortized over their expected term of 18 months.

   In connection with the granting of stock options to our employees (including the DMI employees who remained our employees after the acquisition) and non-employee consultants, we have recorded unearned stock compensation totaling approximately $30.7 million through April 30, 2000, of which $23.8 million remains to be amortized. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the expected term of the options, consistent with the method described in Financial Accounting Standards Board, or FASB, Interpretation No. 28. We recognized amortization of unearned stock compensation of $11.8 million in fiscal 2000 and $2.3 million in fiscal 1999. The amortization of the remaining unearned stock compensation at April 30, 2000 will result in additional charges to operations through fiscal 2005. We calculated the fair value of options to purchase 214,000 shares of our common stock granted to non-employee consultants which totals $6.0 million as of April 30, 2000 using the Black-Scholes option pricing model as prescribed by SFAS No. 123 with the following underlying assumptions: expected volatility of 100%, risk-free interest rate of 6.5% and option terms of nine years. We are accounting for these options under variable plan accounting and therefore the expense associated with these options may fluctuate significantly from quarter to quarter through fiscal 2005. The amortization of stock compensation is classified as a separate component of operating expenses in our consolidated statement of operations.

   Although our total revenues have increased from year to year, we have incurred significant costs to develop our products and to recruit and train personnel for our engineering, sales, marketing, professional services and administration departments. As a result, we have incurred significant losses since inception, and, as of April 30, 2000, had an accumulated deficit of $61.7 million.

   We intend to continue to incur significant sales and marketing, research and development and general and administrative expenses. For example, we had 289 full-time employees at April 30, 2000, compared to 156 at April 30, 1999, 103 at April 30, 1998 and 65 at April 30, 1997. We will seek to hire additional employees in the future. We expect to continue to incur operating losses for the foreseeable future. In order to achieve profitability, we will need to increase our revenues significantly. Therefore, we cannot assure you that we will ever attain or maintain profitability. Our expansion will also place significant demands on our management and operational resources. To manage this rapid growth and increased demands, we must improve existing and implement new operational and financial ystems, procedures and controls. We must also hire, train, manage, retain and motivate qualified personnel. We expect future expansion to continue to challenge our ability to hire, train, manage, retain and motivate our employees.

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

Results of Operations

   The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total revenues:

                                     Fiscal
                                   Year Ended
                                   April 30,
                                 ------------------
                                 2000   1999   1998
                                 ----   ----   ----
   Revenues:
     License...................    67 %  65 %    76 %
     Professional services.....    15    22      17
     Maintenance...............    18    13       7
                                 ----   ---    ----
       Total revenues..........   100   100     100
                                 ----   ---    ----
   Cost of revenues:
     License...................     5     5       7
     Professional services.....    12    23      17
     Maintenance...............     8     8       3
                                 ----   ---    ----
       Total cost of revenues..    24    36      27
                                 ----   ---    ----
   Gross profit................    76    64      73
                                 ----   ---    ----
   Operating expenses:
     Sales and marketing.......    83    80     101
     Research and development..    29    28      47
     General and
      administrative...........    11    12      25
     Amortization of stock
      compensation.............    37    13      11
     Amortization of intangible
      assets...................    46    --      --
     Acquired in-process
      technology...............     4    --      --
                                 ----   ---    ----
       Total operating
        expenses...............   210   133     184
                                 ----   ---    ----
   Loss from operations........  (134)  (69)   (111)
   Interest income (expense),
    net........................    25     1      (1)
                                 ----   ---    ----
   Net loss....................  (109)% (68)%  (112)%
                                 ====   ===    ====

Fiscal Years Ended April 30, 2000, 1999 and 1998

 Revenues

   Our total revenues were $32.2 million in fiscal 2000, $16.8 million in fiscal 1999 and $8.0 million in fiscal 1998, representing increases of $15.4 million, or 92%, in fiscal 2000 compared to fiscal 1999 and $8.8 million, or 110%, in fiscal 1999 compared to fiscal 1998. We had no customer that accounted for more than 10% of our total revenues in fiscal 2000, fiscal 1999 or fiscal 1998.

   License Revenues. Our license revenues were $21.5 million in fiscal 2000, $10.9 million in fiscal 1999 and $6.1 million in fiscal 1998, representing increases of $10.6 million, or 98%, in fiscal 2000 compared to fiscal 1999 and $4.8 million, or 78%, in fiscal 1999 compared to fiscal 1998. License revenues as a percentage of total revenues were 67% in fiscal 2000, 65% in fiscal 1999 and 76% in fiscal 1998. The increase in absolute dollars in fiscal 2000 compared to 1999 and in fiscal 1999 compared to fiscal 1998 was due to increased market acceptance of our suite of products, including new versions of our products.

   Professional Services Revenues. Our professional services revenues were $4.8 million in fiscal 2000, $3.7 million in fiscal 1999 and $1.4 million in fiscal 1998, representing increases of $1.1 million, or 31%, in fiscal 2000 compared to fiscal 1999 and $2.3 million, or 165%, in fiscal 1999 compared to fiscal 1998.

Professional services revenues as a percentage of total revenues were 15% in fiscal 2000, 22% in fiscal 1999 and 17% in fiscal 1998. The increase in professional services revenues in absolute dollars in fiscal 2000 compared to fiscal 1999 and in fiscal 1999 compared to fiscal 1998 reflects increased license revenues and an increased range of services, consisting of additional data migration and integration services. To date, a portion of our professional services revenues relates to our invoicing for services provided by third parties. In the future, we anticipate that an increasing percentage of professional services will be provided by third parties who will invoice the customer directly. As a result, we anticipate that professional services revenues will decline as a percentage of total revenues.

   Maintenance Revenues. Our maintenance revenues were $5.9 million in fiscal 2000, $2.3 million in fiscal 1999 and $516,000 in fiscal 1998, representing increases of $3.7 million, or 161%, in fiscal 2000 compared to fiscal 1999 and $1.8 million, or 342%, in fiscal 1999 compared to fiscal 1998. Maintenance revenues as a percentage of total revenues were 18% in fiscal 2000, 13% in fiscal 1999 and 7% in fiscal 1998. The increase in maintenance revenues and maintenance revenues as a percentage of total revenues in fiscal 2000 compared to fiscal 1999 and in fiscal 1999 compared to fiscal 1998 was due to increased licenses of our products.

 Cost of Revenues

   Cost of License Revenues. Cost of license revenues were $1.5 million in fiscal 2000, $819,000 in fiscal 1999 and $543,000 in fiscal 1998, representing increases of $632,000, or 77%, in fiscal 2000 compared to fiscal 1999 and $276,000, or 51%, and in fiscal 1999 compared to fiscal 1998. Cost of license revenues as a percentage of license revenues were 7% in fiscal 2000, 8% in fiscal 1999 and 9% in fiscal 1998. The increase in the cost of license revenue in absolute dollars in fiscal 2000 compared to fiscal 1999 and in fiscal 1999 compared to fiscal 1998 reflects increased expenses associated with the sub-licensing of third-party software used in our products. Cost of license revenues as a percentage of total license revenues have decreased as add-on licenses, which have a higher gross margin than initial customer licenses, have increased as a percentage of total license revenues.

   Cost of Professional Services Revenues. Cost of professional services revenues were $3.7 million in fiscal 2000, $3.8 million in fiscal 1999 and $1.3 million in fiscal 1998, representing a decrease of $105,000, or 3% in fiscal 2000 compared to 1999 and an increase of $2.5 million, or 184%, in fiscal 1999 compared to 1998. Cost of services revenues as a percentage of services revenues were 78% in fiscal 2000, 104% in fiscal 1999 and 97% in fiscal 1998. The decrease in cost as a percentage of professional services revenue in fiscal 2000 compared to fiscal 1999 was due to the decreased amount of professional services outsourced to third parties. The increase in cost and as a percentage of professional services revenues in fiscal 1999 compared to fiscal 1998 was due to an increase in third-party professional services personnel to support the increased customer base. In certain periods in the past, and potentially in the future, our cost of professional services revenues exceeded our professional services revenues, primarily because the actual cost of providing the services, whether provided internally or through third parties, exceeded the fixed price payment received from some of our customers. In addition, as we increase the size of our professional services staff, costs are incurred for new personnel before they become fully productive.

   Cost of Maintenance Revenues. Cost of maintenance revenues were $2.5 million for fiscal 2000, $1.3 million for fiscal 1999 and $278,000 for fiscal 1998, representing increases of $1.2 million, or 87%, in fiscal 2000 compared to fiscal 1999 and $1.0 million, or 383%, in fiscal 1999 compared to fiscal 1998. Cost of maintenance revenues as a percentage of maintenance revenues were 42% in fiscal 2000, 59% in fiscal 1999 and 54% in fiscal 1998. The increase in cost of maintenance revenues in fiscal 2000 compared to fiscal 1999 and in fiscal 1999 compared to fiscal 1998 was due to hiring and training a support organization needed in connection with our increased customer base during these periods. The decrease in cost of maintenance revenues as a percentage of maintenance revenues in fiscal 2000 compared to fiscal 1999 was due to economies of scale realized as a result of increased management personnel and experienced maintenance personnel. The increase in the cost of maintenance revenues as a percentage of maintenance revenues in fiscal 1999 compared to fiscal 1998 was due to expansion of the support organization.

 Operating Expenses

   Sales and Marketing. Sales and marketing expenses were $26.7 million in fiscal 2000, $13.5 million in fiscal 1999 and $8.1 million in fiscal 1998, representing increases of $13.2 million, or 98%, in fiscal 2000 compared to 1999 and $5.4 million, or 67%, in fiscal 1999 compared to fiscal 1998. Sales and marketing expenses as a percentage of total revenues were 83% in fiscal 2000, 80% in fiscal 1999 and 101% in fiscal 1998. The increase in sales and marketing expenses in fiscal 2000 compared to fiscal 1999 and in fiscal 1999 compared to fiscal 1998 reflect significant personnel-related expenses such as salaries, benefits and commissions, recruiting fees, travel expenses and related costs of hiring sales management, sales representatives, sales engineers and marketing personnel. We anticipate that our sales and marketing expenses will increase in absolute dollars for the foreseeable future as we expand our domestic and international sales force.

   Research and Development. Research and development expenses were $9.4 million in fiscal 2000, $4.7 million for in fiscal 1999 and $3.8 million in fiscal 1998, representing increases of $4.7 million, or 98%, in fiscal 2000 compared to fiscal 1999 and $954,000, or 25%, in fiscal 1999 compared to fiscal 1998. Research and development costs as a percentage of total revenues were 29% in fiscal 2000, 28% in fiscal 1999 and 47% in fiscal 1998. The absolute dollar increases in research and development expenses in fiscal 2000 compared to fiscal 1999 and in fiscal 1999 compared to fiscal 1998 were due to the increase in the number of our software developers, quality assurance personnel and outside contractors to support our product development, documentation and testing activities related to the development and release of the latest versions of our products. We anticipate that research and development expenses will continue to increase in absolute dollars for the foreseeable future as we continue to add to our research and development staff.

   General and Administrative. General and administrative expenses were $3.4 million in fiscal 2000, $1.9 million in fiscal 1999 and $2.0 million in fiscal 1998, representing an increase of $1.5 million, or 76%, in fiscal 2000 compared to 1999 and a decrease of $57,000, or 3%, in fiscal 1999 compared to 1998. General and administrative expenses as a percentage of total revenues were 11% in fiscal 2000, 12% in fiscal 1999 and 25% in fiscal 1998. The absolute dollar increase in costs in fiscal 2000 compared to fiscal 1999 and in fiscal 1999 compared to fiscal 1998 was due to hiring additional finance, executive and administrative personnel to support the growth of our business during that period. We expect that general and administrative expenses will increase in absolute dollars for the foreseeable future as we expand our operations and incur the normal costs of a public company.

   Amortization of Stock Compensation. During fiscal 2000, fiscal 1999 and fiscal 1998 we recorded a total of approximately $38.8 million of unearned stock compensation. We recognized amortization of stock compensation of $11.8 million in fiscal 2000, $2.3 million in fiscal 1999 and $856,000 in fiscal 1998.

   Amortization of Intangible Assets. Of the $102.5 million purchase price for Digital Market, Inc., $103.8 million was allocated to goodwill and $4.1 million was allocated to intangible assets, both of which are being amortized over a period of 3 years. We amortized $14.9 million of goodwill and intangibles in fiscal 2000.

   Acquired In-process Technology. Of the $102.5 million purchase price for Digital Market, Inc., $1.3 million was allocated to in-process research and development, which was expensed in full upon completion of the acquisition in November 1999. Please see Note 5 in the notes to the consolidated financial statements for a more detailed discussion of the charge for in-process research and development.

   Interest and Other Income (Expense), Net. Interest and other income, net was $7.8 million for fiscal 2000, $178,000 for fiscal 1999 and $(68,000) for fiscal 1998. The increase in fiscal 2000 compared to fiscal 1999 was due primarily to higher interest income generated from the increase in cash and cash equivalents and investments as a result of our initial and follow-on public offerings.

   Income Taxes. No provision for income taxes has been recorded since our inception because we have incurred net losses in all periods. As of April 30, 2000, we had net operating loss carryforwards for federal income tax reporting purposes of approximately $42.0 million that expire in various amounts beginning in fiscal 2011. We also had net operating loss carryforwards for state income tax reporting purposes of approximately $22.7 million that expire in various amounts beginning in fiscal 2001. The U.S. tax laws contain provisions that limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events, including a significant change in ownership interests. We had deferred tax assets, including our net operating loss carryforwards and tax credits of approximately $20.6 million as of April 30, 2000. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance. See note 6 in the notes to consolidated financial statements.

Liquidity and Capital Resources

   Since our inception, prior to our initial public offering, we raised $26.2 million of equity capital from the sale of preferred stock, net of issuance costs, which was the primary source of financing for our operations.

   In August 1999, we completed our initial public offering of 6,900,000 shares of our Common Stock, including the exercise of the underwriters' overallotment option, at $10.50 per share. Net proceeds to us, before offering expenses, were $67.4 million, or $9.77 per share. Offering expenses were $1.6 million. Simultaneous with the closing of the initial public offering, we sold an aggregate of 1,331,282 shares of our common stock at $9.77 per share in a private placement to Dell Computer Corporation, Flextronics International Ltd. and Marshall Industries (now owned by Avnet, Inc.). Net proceeds from sales of common stock in the private placement were $13.0 million. We used $20.0 million of the proceeds from our initial public offering to pay the cash portion of the consideration payable by us in our acquisition of Digital Market.

   In December 1999, we completed a follow-on public offering of 5,290,000 shares of common stock, including the exercise of the underwriters' overallotment option at $87.00 per share. We sold 3,290,000 shares in this offering and selling stockholders sold 2,000,000 shares. In this offering, net proceeds to us, before offering expenses, were $272.6 million. Upon the closing of the follow-on public offering, warrants to purchase 114,380 shares of Common Stock at prices ranging from $0.58 to $1.48 per share were exercised.

   We have a $5.0 million senior line of credit facility with a bank, borrowings thereunder bearing interest at 8.5%, which expires on August 31, 2000. At April 30, 2000, no balance was outstanding under this line of credit. This line of credit is secured by accounts receivable and certain other assets of ours. Capital lease obligations, including both short-term and long-term portions, were $1.2 million at April 30, 2000, and are payable through fiscal 2003. Our senior line of credit requires us to maintain certain monthly financial covenants, including a minimum tangible net worth and a minimum quick ratio. We were in compliance with all of our financial covenants at April 30, 2000.

   We also have noncancelable operating leases for office space of approximately $8.2 million at April 30, 2000 which are payable through fiscal 2005.

   As of April 30, 2000, we had cash and cash equivalents and short-term investments totaling $300.0 million, an increase from $10.0 million of cash and cash equivalents held as of April 30, 1999. Our working capital at April 30, 2000 was $294.3 million.

   Our operating activities resulted in net cash outflows of $11.4 million for fiscal 2000, $5.1 million for fiscal 1999 and $6.4 million for fiscal 1998. Net cash flows used in operating activities for each period reflect increasing net losses, and to a lesser extent increases in accounts receivable.

   Investing activities used cash of $206.3 million in fiscal 2000, used cash of $459,000 in fiscal 1999 and provided cash of $2.6 million in fiscal 1998. Net cash used in investing activities for fiscal 2000 consisted of purchases of marketable securities, the acquisition of Digital Market, Inc., and to a lesser extent an equity investment in a privately held company, and purchases of property and equipment. Purchases of property and equipment in fiscal 2000 were approximately $5.6 million. These expenditures were primarily for computer hardware and software and furniture and fixtures. Net cash provided by investing activities for fiscal 1998 consisted of proceeds from the sale of short-term investments offset by cash used to acquire property and equipment. We expect that capital expenditures will continue to increase to the extent we continue to increase our headcount or expand our operations.

   Financing activities provided cash of $350.4 million in fiscal 2000, $13.4 million in fiscal 1999 and $5.7 million in fiscal 1998. In fiscal 2000, cash was provided from our initial public offering and follow-on stock offering, offset by repayments of our debt obligations. In fiscal 1999 and fiscal 1998, cash was provided from the issuance of preferred stock.

   We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future as we:

  .  enter new markets for our products;

  .  increase research and development spending;

  .  increase our sales and marketing activities; and

  .  enhance our operational and financial systems.

   We currently anticipate that our current cash, cash equivalents and available credit facilities will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in future periods through public or private financings, or other sources, to fund our operations and potential acquisitions, if any, until we achieve profitability, if ever. We may not be able to obtain adequate or favorable financing at that time. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

Year 2000 Readiness Disclosure

   We have tested our products and believe that they are year 2000 compliant. We have also inquired of significant vendors of our internal systems as to their year 2000 readiness, and we have also tested our material internal systems. We believe that, based on these tests and assurances of our vendors, we will not incur material costs to resolve year 2000 issues for our products and internal systems. Furthermore, to date we have not experienced any year 2000 problems and our customers or vendors have not informed us of any material year 2000 problems. If it comes to our attention that there are any year 2000 problems with our products or that some of our third-party hardware and software used in our internal systems are not year 2000 compliant, then we will endeavor to make modifications to our products and internal systems, or purchase new internal systems, to quickly respond to the problem. The costs already incurred by us to date related to year 2000 compliance are not material, and we do not anticipate incurring additional material costs related to year 2000 compliance.

Recent Accounting Pronouncements

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities, Deferral of the Effective Date of FASB Statement 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until the first fiscal quarter of all fiscal years beginning after June 15, 2000. SFAS No. 133 will be effective for the Company's fiscal year ending April 30, 2002. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's results of operations, financial position or cash flows since the Company has not engaged in hedging activities or invested in derivative instruments.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements of all public registrants. The Company is currently evaluating the impact of SAB 101 on its financial statements and related disclosures, but does expect that such impact, if any, will be material. The accounting and disclosures prescribed by SAB 101 will be effective no later than the fourth quarter of the fiscal year ended April 30, 2001.

   In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25" ("FIN 44"). The Interpretation clarifies the definition of employees for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes the adoption of FIN 44 will not have a material effect on its financial position or results of operations.

ITEM 7.A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

   We develop products in the United States and market our products in North America, and to a lesser extent in Europe and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets. Because nearly all of our revenue is currently denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in foreign markets. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we cannot assure you that exchange rate fluctuations will not harm our business in the future.

Interest Rate Risk

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

Equity Price Risk

   We do not own any significant equity investments. Therefore, we believe we are not currently exposed to significant equity price risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           AGILE SOFTWARE CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----

Agile Software Corporation

Report of Independent Accountants..........................................  40

Consolidated Balance Sheet.................................................  41

Consolidated Statement of Operations.......................................  42

Consolidated Statement of Stockholders' Equity.............................  43

Consolidated Statement of Cash Flows.......................................  44

Notes to Consolidated Financial Statements.................................  45

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Agile Software Corporation

   In our opinion, the accompanying consolidated balance sheet and the related consolidated statements operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Agile Software Corporation and its subsidiaries (the "Company") at April 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

San Jose, California
May 24, 2000

                           AGILE SOFTWARE CORPORATION

                           CONSOLIDATED BALANCE SHEET
                    (In thousands, except per share amounts)

                                                                April 30,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                          ASSETS
                          ------

Current assets:
  Cash and cash equivalents................................ $142,721  $ 10,003
  Short-term investments...................................  157,154       --
  Accounts receivable, net of allowance for doubtful
   accounts of $603, and $495, respectively................    6,537     4,980
  Other current assets.....................................    4,979       624
                                                            --------  --------
    Total current assets...................................  311,391    15,607
Long-term investments......................................   19,550       --
Property and equipment, net................................    6,519     1,973
Intangible assets, net.....................................   92,965       --
Other assets...............................................      376       368
                                                            --------  --------
                                                            $430,801  $ 17,948
                                                            ========  ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Current liabilities:
  Accounts payable......................................... $  1,434  $  1,287
  Accrued expenses and other liabilities...................    6,391     3,618
  Deferred revenue.........................................    8,634     5,107
  Current portion of capital lease obligations.............      681       735
  Current portion of notes payable.........................      --        686
                                                            --------  --------
    Total current liabilities..............................   17,140    11,433
Capital lease obligations, noncurrent......................      518       871
Notes payable, noncurrent..................................       39     2,353
Other liabilities..........................................      458       --
                                                            --------  --------
                                                              18,155    14,657
                                                            --------  --------

Commitments and contingencies (Note 9)

Stockholders' equity:
  Convertible Preferred Stock, $.001 par value; 31,176
   shares authorized; no shares and 11,874 shares issued
   and outstanding.........................................      --         12
  Common Stock, $.001 par value; 200,000 shares authorized;
   46,475 and 8,400 shares issued and outstanding..........       46         8
  Additional paid-in capital...............................  500,155    35,499
  Notes receivable from stockholders.......................   (1,461)     (748)
  Unearned stock compensation..............................  (23,838)   (4,947)
  Accumulated other comprehensive loss.....................     (530)      --
  Accumulated deficit......................................  (61,726)  (26,533)
                                                            --------  --------
    Total stockholders' equity.............................  412,646     3,291
                                                            --------  --------
                                                            $430,801  $ 17,948
                                                            ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           AGILE SOFTWARE CORPORATION

                      CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)

                                                    Fiscal Year Ended April
                                                              30,
                                                   ---------------------------
                                                     2000      1999     1998
                                                   --------  --------  -------
Revenues:
  License......................................... $ 21,463  $ 10,859  $ 6,102
  Professional services...........................    4,787     3,665    1,385
  Maintenance.....................................    5,948     2,283      516
                                                   --------  --------  -------
    Total revenues................................   32,198    16,807    8,003
                                                   --------  --------  -------

Cost of revenues:
  License.........................................    1,451       819      543
  Professional services...........................    3,718     3,823    1,347
  Maintenance.....................................    2,510     1,343      278
                                                   --------  --------  -------
    Total cost of revenues........................    7,679     5,985    2,168
                                                   --------  --------  -------
Gross profit......................................   24,519    10,822    5,835
                                                   --------  --------  -------

Operating expenses:
  Sales and marketing.............................   26,657    13,495    8,070
  Research and development........................    9,411     4,742    3,788
  General and administrative......................    3,411     1,938    1,995
  Amortization of stock compensation..............   11,845     2,253      856
  Amortization of intangible assets...............   14,911       --       --
  Acquired in-process technology..................    1,300       --       --
                                                   --------  --------  -------
    Total operating expenses......................   67,535    22,428   14,709
                                                   --------  --------  -------
Loss from operations..............................  (43,016)  (11,606)  (8,874)
Interest and other income.........................    8,554       447       95
Interest expense..................................     (731)     (269)    (163)
                                                   --------  --------  -------
Net loss.......................................... $(35,193) $(11,428) $(8,942)
                                                   ========  ========  =======
Net loss per share:
  Basic and diluted............................... $  (1.14) $  (1.94) $ (2.10)
                                                   ========  ========  =======
  Weighted average shares.........................   30,967     5,904    4,258
                                                   ========  ========  =======


  The accompanying notes are an integral part of these consolidated financial statements.

                          AGILE SOFTWARE CORPORATION

                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                   (In thousands, except per share amounts)

                   Convertible
                    Preferred                                   Notes                   Accumulated
                      Stock        Common Stock   Additional  Receivable    Unearned       Other
                  ---------------  --------------  Paid-In       From        Stock     Comprehensive Accumulated
                  Shares   Amount  Shares  Amount  Capital   Stockholders Compensation     Loss        Deficit    Total
                  -------  ------  ------  ------ ---------- ------------ ------------ ------------- ----------- --------
Balance at April
30, 1997........    9,096  $   9    5,686   $  6   $  9,342    $   (40)     $    --        $ --       $ (6,163)  $  3,154
Repurchase of
unvested Common
Stock...........      --     --       (96)   --         (18)        15           --          --            --          (3)
Issuance of
Common Stock on
exercise of
options.........      --     --     2,054      2        363       (294)          --          --            --          71
Issuance of
restricted
Common Stock in
exchange for
notes
receivable......      --     --       352    --         106       (106)          --          --            --         --
Repayment of
notes receivable
from
stockholders....      --     --       --     --         --          62           --          --            --          62
Issuance of
Series E
Convertible
Preferred Stock
at $5.00 per
share, net of
issuance costs..    1,000      1      --     --       4,978        --            --          --            --       4,979
Unearned stock
compensation....      --     --       --     --       3,093        --         (3,093)        --            --         --
Amortization of
unearned stock
compensation....      --     --       --     --         --         --            856         --            --         856
Net loss........      --     --       --     --         --         --            --          --         (8,942)    (8,942)
                  -------  -----   ------   ----   --------    -------      --------       -----      --------   --------
Balance at April
30, 1998........   10,096     10    7,996      8     17,864       (363)       (2,237)        --        (15,105)       177
Repurchase of
unvested Common
Stock...........      --     --      (240)   --         (38)        32           --          --            --          (6)
Issuance of
Common Stock on
exercise of
options.........      --     --       630    --         447       (419)          --          --            --          28
Issuance of
restricted
Common Stock in
exchange for
notes
receivable......      --     --        14    --          19        (19)          --          --            --         --
Repayment of
notes receivable
from
stockholders....      --     --       --     --         --          21           --          --            --          21
Issuance of
Series F
Convertible
Preferred Stock
at $6.75 per
share, net of
issuance costs..    1,778      2      --     --      11,970        --            --          --            --      11,972
Issuance of
warrants........      --     --       --     --         274        --            --          --            --         274
Unearned stock
compensation....      --     --       --     --       4,963        --         (4,963)        --            --         --
Amortization of
unearned
compensation....      --     --       --     --         --         --          2,253         --            --       2,253
Net loss........      --     --       --     --         --         --            --          --        (11,428)   (11,428)
                  -------  -----   ------   ----   --------    -------      --------       -----      --------   --------
Balance at April
30, 1999........   11,874     12    8,400      8     35,499       (748)       (4,947)        --        (26,533)     3,291
Repurchase of
unvested Common
Stock...........      --     --       (56)   --         (12)       --            --          --            --         (12)
Issuance of
Common Stock
under Employee
Stock Purchase
Plan............      --     --        87    --         774        --            --          --            --         774
Issuance of
Common Stock on
exercise of
options.........      --     --     1,339      1      2,283     (1,378)          --          --            --         906
Conversion of
Convertible
Preferred to
Common Stock in
initial public
offering........  (11,874)   (12)  23,748     24        (12)       --            --          --            --         --
Issuance of
Common Stock in
public
offerings.......      --     --    11,521     12    351,325        --            --          --            --     351,337
Issuance of
Common Stock for
acquisition of
DMI.............      --     --     1,202      1     79,051        --            --          --            --      79,052
Unrealized loss
on investments..      --     --       --     --         --         --            --         (530)          --        (530)
Repayment of
notes receivable
from
stockholders....      --     --       --     --         --         665           --          --            --         665
Issuance of
Common Stock on
exercise of
warrants........      --     --       234    --         511        --            --          --            --         511
Unearned stock
compensation....      --     --       --     --      30,736        --        (30,736)        --            --         --
Amortization of
unearned stock
compensation....      --     --       --     --         --         --         11,845         --            --      11,845
Net loss........      --     --       --     --         --         --            --          --        (35,193)   (35,193)
                  -------  -----   ------   ----   --------    -------      --------       -----      --------   --------
Balance at April
30, 2000........      --   $ --    46,475   $ 46   $500,155    $(1,461)     $(23,838)      $(530)     $(61,726)  $412,646
                  =======  =====   ======   ====   ========    =======      ========       =====      ========   ========
                  Comprehensive
                      Loss
                  -------------
Balance at April
30, 1997........    $ (4,836)
                  =============
Repurchase of
unvested Common
Stock...........
Issuance of
Common Stock on
exercise of
options.........
Issuance of
restricted
Common Stock in
exchange for
notes
receivable......
Repayment of
notes receivable
from
stockholders....
Issuance of
Series E
Convertible
Preferred Stock
at $5.00 per
share, net of
issuance costs..
Unearned stock
compensation....
Amortization of
unearned stock
compensation....
Net loss........    $ (8,942)
                  -------------
Balance at April
30, 1998........    $ (8,942)
                  =============
Repurchase of
unvested Common
Stock...........
Issuance of
Common Stock on
exercise of
options.........
Issuance of
restricted
Common Stock in
exchange for
notes
receivable......
Repayment of
notes receivable
from
stockholders....
Issuance of
Series F
Convertible
Preferred Stock
at $6.75 per
share, net of
issuance costs..
Issuance of
warrants........
Unearned stock
compensation....
Amortization of
unearned
compensation....
Net loss........    $(11,428)
                  -------------
Balance at April
30, 1999........    $(11,428)
                  =============
Repurchase of
unvested Common
Stock...........
Issuance of
Common Stock
under Employee
Stock Purchase
Plan............
Issuance of
Common Stock on
exercise of
options.........
Conversion of
Convertible
Preferred to
Common Stock in
initial public
offering........
Issuance of
Common Stock in
public
offerings.......
Issuance of
Common Stock for
acquisition of
DMI.............
Unrealized loss
on investments..    $   (530)
Repayment of
notes receivable
from
stockholders....
Issuance of
Common Stock on
exercise of
warrants........
Unearned stock
compensation....
Amortization of
unearned stock
compensation....
Net loss........     (35,193)
                  -------------
Balance at April
30, 2000........    $(35,723)
                  =============

                           AGILE SOFTWARE CORPORATION

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                   Fiscal Year Ended April
                                                             30,
                                                  ----------------------------
                                                    2000       1999     1998
                                                  ---------  --------  -------
Cash flows from operating activities:
  Net loss....................................... $ (35,193) $(11,428) $(8,942)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Acquired in-process technology...............     1,300       --       --
    Provision for doubtful accounts..............       108       155      277
    Depreciation and amortization................    16,922     1,180      673
    Amortization of stock compensation...........    11,845     2,253      856
    Warrant expense..............................       253        21      --
    Changes in operating assets and liabilities,
     net of acquisition:
      Accounts receivable........................    (1,490)   (1,751)  (2,900)
      Other assets...............................    (4,608)     (446)     (89)
      Accounts payable...........................       140       589      313
      Accrued expenses and other liabilities.....    (4,076)    2,391      912
      Deferred revenue...........................     3,424     1,961    2,485
                                                  ---------  --------  -------
        Net cash used in operating activities....   (11,375)   (5,075)  (6,415)
                                                  ---------  --------  -------
Cash flows from investing activities:
  Purchases of investments.......................  (183,672)      --       --
  Proceeds from sale of investments..............     6,438       --     3,023
  Cash paid in business combination, net.........   (23,462)      --       --
  Acquisition of property and equipment..........    (5,570)     (459)    (420)
                                                  ---------  --------  -------
        Net cash provided by (used in) investing
         activities..............................  (206,266)     (459)   2,603
                                                  ---------  --------  -------
Cash flows from financing activities:
  Proceeds from bank line of credit..............       --      1,900    2,230
  Repayment of bank line of credit...............       --     (2,900)  (1,230)
  Repayment of capital lease obligations.........      (822)     (638)    (382)
  Proceeds from notes payable....................       --      3,000      --
  Repayment of notes payable.....................    (3,000)      --       (24)
  Proceeds from issuance of Common Stock, net of
   repurchases...................................   353,516        22       68
  Repayment of notes receivable from
   stockholders..................................       665        21       62
  Proceeds from issuance of Convertible Preferred
   Stock, net....................................       --     11,972    4,979
                                                  ---------  --------  -------
        Net cash provided by financing
         activities..............................   350,359    13,377    5,703
                                                  ---------  --------  -------
Net increase in cash and cash equivalents........   132,718     7,843    1,891
Cash and cash equivalents at beginning of year...    10,003     2,160      269
                                                  ---------  --------  -------
Cash and cash equivalents at end of year......... $ 142,721  $ 10,003  $ 2,160
                                                  =========  ========  =======
Supplemental disclosure:
  Cash paid during the period for interest....... $     326  $    168  $   138
                                                  =========  ========  =======
Non-cash investing and financing activities:
  Common Stock issued in exchange for notes
   receivable.................................... $   1,378  $    438  $   400
                                                  =========  ========  =======
  Property and equipment acquired under capital
   lease......................................... $     415  $  1,000  $   838
                                                  =========  ========  =======
  Issuance of warrants........................... $      --  $    274  $    --
                                                  =========  ========  =======

  The accompanying notes are an integral part of these consolidated financial statements.

                           AGILE SOFTWARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

   Agile Software Corporation (the "Company") was incorporated in California on March 13, 1995 and is headquartered in San Jose, California. The Company reincorporated in Delaware in June 1999. The Company develops and markets collaborative manufacturing commerce solutions that speed the "build" and "buy" process across the virtual manufacturing network. We believe that our products improve time to volume, customer responsiveness and cost of goods sold. Our solutions manage product content and critical communication, collaboration and commerce transactions among original equipment manufacturers, electronic manufacturing services providers, customers and suppliers.

Principles of consolidation and basis of presentation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The majority of the Company's cash equivalents consist of commercial paper and money market funds.

Investments

   Management determines the appropriate classification of the Company's investments in marketable debt and equity securities at the time of purchase, and re-evaluates this designation at each balance sheet date. The Company classifies all securities as "available-for-sale" and carries them at fair value with unrealized gains or losses related to these securities included as a component of stockholders' equity in the consolidated balance sheet. The Company's investment objectives include the safety and preservation of invested funds and liquidity of investments that is sufficient to meet cash flow requirements. Cash, cash equivalents, and investments in debt and equity securities are placed with high credit quality financial institutions and commercial companies and government agencies in order to limit the amount of credit exposure.

Concentrations of credit risk

   Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, investments and accounts receivable. Cash and cash equivalents are deposited with financial institutions that management believes are credit worthy.

   The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based on the expected collectibility of accounts receivable. To date, the Company has not experienced any material losses with respect to its accounts receivable.

                          AGILE SOFTWARE CORPORATION

Fair value of financial instruments

   The Company's financial instruments, including cash, cash equivalents, investments, accounts receivable, accounts payable, notes payable and capital lease obligations are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

Property and equipment

   Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based upon the useful lives of the assets, which range from two to five years, or the lease term of the respective assets, if shorter.

Software development costs

   Effective May 1, 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance on accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The adoption of SOP 98-1 did not have a material effect on the Company's results of operations, financial position or cash flows.

   Software development costs are included in research and development and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or in the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model which typically occurs when the beta testing commences, and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

Intangible assets

   Intangible assets are presented at cost, net of accumulated amortization. Amortization is computed using the straight line method over the estimated useful life of the assets, which is generally three years. At each balance sheet date, the Company assesses the value of recorded intangible assets for possible impairment based upon a number of factors including turnover of the acquired workforce and the undiscounted value of expected future operating cash flows. Since inception, the Company has not recorded any provisions for possible impairment of intangible assets.

   Amortization expense related to intangibles was $14,911,000, $0 and $0 in 2000, 1999 and 1998, respectively.

Revenue recognition

   The Company recognizes revenues in accordance with SOP 97-2, "Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions."

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

   License revenues are recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable, and delivery and customer acceptance, if required under the terms of the contract, of the software products have occurred. In the event the Company grants its customers the right to

                           AGILE SOFTWARE CORPORATION
specified upgrades, license revenue is deferred until delivery of the specified upgrade. If vendor-specific objective evidence of fair value exists for the specified upgrade, then an amount equal to this fair value is deferred. If vendor-specific objective evidence of fair value does not exist, then the entire license fee is deferred until the delivery of the specified upgrade. Allowances for estimated returns are provided upon product delivery. In instances where vendor obligations remain, revenues are deferred until the obligation has been satisfied.

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

Income taxes

   The Company accounts for income taxes under the asset and liability approach which recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax basis of assets and liabilities and their financial statement reported amounts. The Company records a valuation allowance against deferred tax assets when it is more likely than not that such assets will not be realized.

Comprehensive income

   Unrealized losses on investments for fiscal 2000 represent the Company's only component of comprehensive loss, which is excluded from net loss.

Net loss per share

   Basic net loss per share is computed by dividing the net loss available to holders of Common Stock for the period by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share is the same as basic net loss per share because the calculation of diluted net loss per share excludes potential shares of Common Stock since their effect is antidilutive. Potential shares of Common Stock consist of unvested restricted Common Stock, incremental common shares issuable upon the exercise of stock options and warrants and, for periods prior to our initial public offering, shares issuable upon conversion of Convertible Preferred Stock.

   The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                   Fiscal Year Ended April
                                                             30,
                                                  ---------------------------
                                                    2000      1999     1998
                                                  --------  --------  -------
   Numerator:
     Net loss.................................... $(35,193) $(11,428) $(8,942)
                                                  ========  ========  =======
   Denominator:
     Weighted average shares.....................   33,007     8,280    6,934
     Weighted average unvested shares of Common
      Stock subject to repurchase................   (2,040)   (2,376)  (2,676)
                                                  --------  --------  -------
     Denominator for basic and diluted
      calculation................................   30,967     5,904    4,258
                                                  ========  ========  =======
   Net loss per share:
     Basic and diluted........................... $  (1.14) $  (1.94) $ (2.10)
                                                  ========  ========  =======

                           AGILE SOFTWARE CORPORATION

   The following table sets forth potential shares of Common Stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive as of the dates indicated below (in thousands):

                                                              As of April 30,
                                                            --------------------
                                                             2000   1999   1998
                                                            ------ ------ ------
   Series A Preferred Stock................................    --   2,466  2,466
   Series B Preferred Stock................................    --   5,876  5,876
   Series C Preferred Stock................................    --   7,150  7,150
   Series D Preferred Stock................................    --   2,700  2,700
   Series E Preferred Stock................................    --   2,000  2,000
   Series F Preferred Stock................................    --   3,556    --
   Preferred Stock warrants................................     82    316    196
   Unvested Common Stock subject to repurchase.............  1,763  1,928  2,722
   Common Stock options....................................  9,335  2,320  1,054
                                                            ------ ------ ------
                                                            11,180 28,312 24,164
                                                            ====== ====== ======

Stock compensation

   The Company accounts for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB Opinion No. 25, unearned compensation is based on the difference, if any, on the date of the grant, between the fair value of the Company's stock and the exercise price. Unearned compensation is amortized and expensed in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 28 using the multiple option approach.

   The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18. "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

Foreign currency translation

   For foreign operations with the local currency as the functional currency, assets and liabilities are translated into U.S. dollars at the exchange rate on the balance sheet date. Income and expense items are translated at average rates of exchange prevailing during each period. Translation adjustments are accumulated in a separate component of stockholders' equity.

   For foreign operations with the U.S. dollar as the functional currency, monetary assets and liabilities are translated into U.S. dollars at the exchange rate on the balance sheet date. Nonmonetary assets and liabilities are remeasured into U.S. dollars at historical exchange rates. Income and expense items are translated at average rates of exchange prevailing during each period. Translation adjustments are recognized currently as a component of foreign currency gain of loss included in the consolidated statement of operations. Translation adjustments were not significant during any of the periods presented.

Segment information

   The Company identifies its operating segments based on business activities, management responsibility and geographical location. During each of the three years in the period ended April 30, 2000, the Company operated in a single business segment, primarily in the United States. Through April 30, 2000, foreign operations have not been significant in either revenue or investment in long-lived assets.

                           AGILE SOFTWARE CORPORATION

Recent accounting pronouncements

   In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivatives and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities, Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until the first fiscal quarter of fiscal years beginning after June 15, 2000. SFAS No. 133 will be effective for the Company's fiscal year ending April 30, 2002. The adoption of SFAS No. 133 is not expected to have a material effect on the Company's results of operations, financial position or cash flows since the Company has not engaged in hedging activities or invested in derivative instruments.

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance for revenue recognition under certain circumstances. The Company is currently evaluating the impact of SAB 101 on its financial statements and related disclosures, but does not expect that such impact, if any, will be material. The accounting and disclosures prescribed by SAB 101 will be effective no later than the fourth quarter of the fiscal year ended April 30, 2001.

   In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation--an Interpretation of APB Opinion No. 25" ("FIN 44"). The Interpretation clarifies the definition of employees for purposes of applying APB No. 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequences of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This interpretation is effective July 1, 2000, but certain conclusions in this interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. Management believes the adoption of FIN 44 will not have a material effect on the financial position or results of operations of the Company.

Reclassifications

   Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

NOTE 2--BALANCE SHEET COMPONENTS (IN THOUSANDS):

   Property and equipment comprise the following:

                                                               As of April 30,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
   Computer hardware and software............................. $ 7,753  $ 3,214
   Furniture and equipment....................................   2,100      828
   Leasehold improvements.....................................     792       46
                                                               -------  -------
                                                                10,645    4,088
   Less: Accumulated depreciation and amortization............  (4,126)  (2,115)
                                                               -------  -------
                                                               $ 6,519  $ 1,973
                                                               =======  =======

                           AGILE SOFTWARE CORPORATION

   Accrued expenses and other liabilities comprise the following:

                                                               As of April 30,
                                                               ----------------
                                                                 2000     1999
                                                               --------  ------
   Accrued employee costs..................................... $  2,903  $1,770
   Sales taxes payable........................................      158     172
   Accrued professional fees..................................    1,156     400
   Other......................................................    2,174   1,276
                                                               --------  ------
                                                               $  6,391  $3,618
                                                               ========  ======

   Intangible assets comprise the following:

                                                               As of April 30,
                                                               ----------------
                                                                 2000     1999
                                                               --------  ------
   Technology................................................. $  1,850  $  --
   Trademark..................................................      150     --
   Assembled workforce........................................    2,100     --
   Goodwill...................................................  103,776     --
                                                               --------  ------
                                                                107,876     --
   Less: Accumulated amortization.............................  (14,911)    --
                                                               --------  ------
                                                               $ 92,965  $  --
                                                               ========  ======

NOTE 3--INVESTMENTS:

   At April 30, 2000, the amortized cost and estimated fair value of investments were as follows (in thousands):

                                                   Amortized   Fair   Unrealized
                                                     Cost     Value     Losses
                                                   --------- -------- ----------
   Commercial paper............................... $120,441  $120,378   $ (63)
   Corporate debt securities......................   91,230    90,885    (345)
   Government debt securities.....................   58,426    58,354     (72)
   Foreign debt securities........................   17,121    17,071     (50)
   Preferred stock................................    7,000     7,000     --
                                                   --------  --------   -----
                                                   $294,218  $293,688   $(530)
                                                   ========  ========   =====

   At April 30, 2000, all marketable debt securities had scheduled maturities of less than two years. At April 30, 2000, marketable debt securities totaling $117.0 million had maturities less than three months from date of purchase and are classified as cash equivalents.

                           AGILE SOFTWARE CORPORATION

NOTE 4--BORROWINGS:

Notes payable

   Notes payable consisted of amounts payable to equipment financing companies and were collateralized by the underlying assets as follows (in thousands):

                                                                  As of April
                                                                      30,
                                                                  ------------
                                                                  2000   1999
                                                                  ----- ------
   11.75% note; interest payable monthly; principal payable
    monthly commencing September 1999; repaid in August 1999....  $ --  $1,000
   11.75% note; interest payable monthly; principal payable
    monthly commencing November 1999; repaid in August 1999.....    --   1,000
   11.75% note; interest payable monthly; principal payable
    monthly commencing December 1999; repaid in August 1999.....    --   1,000
   Non-interest bearing note; principal payable upon maturity in
    July 2002...................................................     39     39
                                                                  ----- ------
                                                                     39  3,039
   Less: Current portion........................................    --    (686)
                                                                  ----- ------
   Notes payable, non-current...................................  $  39 $2,353
                                                                  ===== ======

Bank line-of-credit

   As of April 30, 2000, the Company had a line-of-credit agreement with a bank that provides for borrowings of up to $5,000,000, including $500,000 available for the issuance of letters of credit and foreign currency exchange activity. Borrowings under the line-of-credit agreement bear interest at an annual rate of 8.5%, subject to adjustment by the bank. Borrowings under the line of credit are secured by the assets of the Company. As of April 30, 2000, there were no borrowings outstanding under the line-of-credit. The line-of-credit agreement expires in August 2000.

NOTE 5--ACQUISITION:

   On November 23, 1999, the Company acquired Digital Market, Inc. ("DMI") in a transaction accounted for as a purchase business combination. The Company paid $20.0 million in cash and issued 1,202,018 shares of its Common Stock valued at $75.7 million or $62.95 per share based upon the average price of the Company's Common Stock two days before, day of and two days after the transaction measurement date. In addition, the Company also assumed all unvested outstanding stock options granted by DMI. The estimated fair value of the assumed options was $5.6 million, and was included as a component of the purchase price. The Company incurred $3.4 million in acquisition expenses, including financial advisory and legal fees and other direct transaction costs resulting in an adjusted aggregate purchase price of $102.5 million

                           AGILE SOFTWARE CORPORATION

   The total acquisition price of $102.5 million was allocated to the assets acquired, including tangible and intangible assets, and liabilities assumed based upon the fair value of such assets and liabilities on the date of the acquisition. The total purchase cost of the acquisition has been allocated to assets and liabilities based on management's estimates of their fair value and an independent appraisal of certain intangible assets, with the excess costs over the net assets acquired allocated to goodwill. The aggregate purchase price was allocated as follows (in thousands):

       Net tangible liabilities...................................... $ (6,659)
       In-process technology.........................................    1,300
       Existing technology...........................................    1,850
       Trademark.....................................................      150
       Assembled workforce...........................................    2,100
       Goodwill......................................................  103,776
                                                                      --------
                                                                      $102,517
                                                                      ========

   The net tangible liabilities consist primarily of cash and cash equivalents, accounts receivable, property and equipment, accounts payable and other liabilities and notes payable. Because the in-process technology had not reached the stage of technological feasibility at the acquisition date and had no alternative future use, the amount was immediately charged to operations. The amounted allocated to existing technology, trademark and assembled workforce are being amortized over the estimated useful lives of three years. The purchase price in excess of identified tangible and intangible assets is allocated as goodwill. As a result of the rapid technological changes occurring in the software and Internet industries, goodwill is being amortized over the estimated useful life of three years. The valuation of the intangible assets has been determined using management's assumptions and a valuation report from an independent appraiser.

Acquired in-process technology

   In connection with the acquisition of DMI, the Company recorded a $1.3 million charge in fiscal 2000 for acquired in-process technology since the in-process technology had not yet reached the stage of technological feasibility at the acquisition date and had no alternative future use. The Company acquired one existing product called Digital Buyer and in-process technology primarily consisting of projects to add substantial functionality into the Digital Buyer product. The value of the in-process technology was determined by an independent third party appraiser using the income approach.

Pro forma results (unaudited)

   The following table presents the unaudited pro forma condensed consolidated results of operations of the Company for the years ended April 30, 2000 and 1999, combined with the results of operations of DMI for the period from April 1, 1999 through the date of its acquisition by the company (November 23, 1999) and the year ended March 31, 1999. The unaudited pro forma condensed consolidated results of operations gives effect to this acquisition as if it had occurred at the beginning of each period (in thousands, except per share amounts):

                                                            Year Ended April
                                                                   30,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
   Pro forma net revenue................................... $ 32,682  $ 18,293
   Pro forma net loss...................................... $(61,071) $(52,463)
   Pro forma net loss per share............................ $  (1.93) $ (14.77)
   Pro forma shares outstanding............................   31,644     3,553

                           AGILE SOFTWARE CORPORATION

   These results are presented for illustrative purposes only and are not necessarily indicative of the actual operating results or financial position that would have occurred if the transaction had been consummated at the beginning of each period.

NOTE 6--INCOME TAXES:

   The Company's operating losses are generated domestically, and amounts attributable to its foreign operations have been insignificant for all periods presented. For each of the three years in the period ended April 30, 2000, the Company incurred net operating losses and accordingly no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At April 30, 2000, the Company had approximately $42.0 million of federal and $22.7 million of state net operating loss carryforwards available to offset future taxable income which expire in varying amounts beginning in 2011 and 2001, respectively. These amounts include $11.7 million of federal and $8.4 million of state net operating loss carryforwards from the acquisition of DMI. The Company's utilization of these net operating loss carryforwards will be subject to annual limitations. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Events which cause limitations in the amounts of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

   Deferred taxes comprised the following (in thousands):

                                                              As of April 30,
                                                              -----------------
                                                                2000     1999
                                                              --------  -------
   Deferred tax assets:
     Depreciation............................................ $    692  $    67
     Other accruals and liabilities..........................    1,717      398
     Net operating loss and credit carryforwards.............   18,188    8,197
                                                              --------  -------
     Total deferred tax assets...............................   20,597    8,662
     Less: Valuation allowance...............................  (20,597)  (8,662)
                                                              --------  -------
   Net deferred tax assets................................... $    --   $   --
                                                              ========  =======

   For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company's history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at April 30, 2000 and 1999.

   A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. statutory income tax rate to pre-tax loss is as follows:

                                                             Fiscal Year
                                                             Ended April
                                                                 30,
                                                            ------------------
                                                            2000   1999   1998
                                                            ----   ----   ----
   Federal statutory rate.................................. (35)%  (35)%  (35)%
   State tax, net of federal impact........................  (2)    (6)    (6)
   Acquisition and related amortization....................   2     --     --
   Nondeductible stock compensation........................   6     --     --
   Tax credit carryforwards generated......................  (5)    --     --
   Change in valuation allowance on deferred tax assets....  34     41     41
                                                            ---    ---    ---
                                                             -- %   -- %   -- %
                                                            ===    ===    ===

                           AGILE SOFTWARE CORPORATION

NOTE 7--STOCKHOLDERS' EQUITY:

   In June 1999, the Company's Board of Directors authorized the reincorporation of the Company in the State of Delaware. As a result of the reincorporation, the Company is authorized to issue 200,000,000 shares of $.001 par value Common Stock and 31,175,556 shares of $.001 par value Preferred Stock. The Board of Directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. All share and per share amounts as of and for each period presented have been adjusted to reflect the reincorporation.

Initial public offering and concurrent private placement of common stock

   In August 1999, the Company completed its initial public offering of 6,900,000 shares of Common Stock, including the exercise of the underwriter's overallotment option, at $10.50 per share. Net proceeds to the Company, before offering expenses, were $67.4 million or $9.77 per share. Offering expenses were $1.6 million. Simultaneous with the closing of the initial public offering, the Company sold an aggregate of 1,331,282 shares of Common Stock at $9.77 share in private placements to three corporate investors. Upon the closing of the initial public offering, the outstanding 11,874,000 shares of Preferred Stock were converted into 23,748,000 shares of Common Stock and a warrant to purchase 120,000 shares of Common Stock at $3.38 per share was exercised.

Follow-on stock offering

   In December 1999, the Company completed its follow-on public offering of 5,290,000 shares of Common Stock, including the exercise of the underwriters' overallotment option, at $87.00 per share. The Company sold 3,290,000 in this offering and selling stockholders sold 2,000,000 shares. Net proceeds to the Company, before offering expenses, were $272.6 million. Upon the closing of the follow-on public offering, warrants to purchase 114,380 shares of Common Stock at prices ranging from $0.58 to $1.48 per share were exercised.

Stock split

   In February 2000, the Company's Board of Directors authorized a Common Stock split on a two-for-one basis. All information presented in these financial statements has been retroactively adjusted to reflect the stock split.

Restricted stock

   The Company has granted stock to certain founders and granted stock to certain employees under a restricted stock plan. This plan was terminated in June 1999. Through June 1999, the Company had sold 4,496,550 shares of Common Stock to such founders and employees that were subject to certain repurchase rights by the Company. The Company has a right of first offer in connection with any proposed sale or transfer of these shares and has the right to repurchase these shares at the original issue price. The Company's right to repurchase such shares declines on a percentage basis, usually over four years, based on the length of the employees' continual employment with the Company. At April 30, 2000, no shares of founders restricted stock and 318,248 shares granted under the Company's restricted stock plan were subject to repurchase at a weighted average price of $0.34 per share.

   Certain of these and other shares were issued in exchange for notes receivable, which are full recourse and additionally collateralized by the underlying shares of Common Stock. These notes receivable are payable on various dates through March 2004 and bear interest at rates ranging from 4.52% to 7.34%. These notes receivable have been included as a component of stockholders' equity.

NOTE 8--EMPLOYEE BENEFIT PLANS:

401(k) plan

   Employees of the Company may elect to participate in the Company's 401(k) plan. The Company has not made any contributions to the 401(k) plan.

                           AGILE SOFTWARE CORPORATION

Employee stock purchase plan

   In June 1999, the Board adopted the 1999 Employee Stock Purchase Plan (the "Purchase Plan") which became effective on the date of the Company's initial public offering, and reserved 1,000,000 shares of Common Stock for issuance thereunder. This reserve was automatically increased to 2,000,000 shares on May 1, 2000 and will increase each May 1 thereafter until and including May 1, 2009, by an amount equal to the lesser of 1,000,000 shares per year, 2% of the number of shares of Common Stock which are issued and outstanding on the last day of the preceding fiscal year or a number of shares determined by the Company's Board of Directors. Employees generally will be eligible to participate in the Purchase Plan if they are employed by the Company for more than 20 hours per week and more than five months in a fiscal year end. In general, the price at which the Common Stock is purchased under the Purchase Plan is 85% of the lesser of the fair market value of the Company's Common Stock on the first day of the applicable offering period or on the purchase date. Employees generally may not purchase more than 2,000 shares in a six-month period or stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period.

   During fiscal 2000, 86,716 shares were issued under the Purchase Plan at an average price of $8.90 per share.

 1995 Stock option plan

   In May 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan") which, as amended, provides for the issuance of incentive and nonqualified stock options to employees, directors and consultants of the Company. Under the 1995 Plan, 10,750,000 shares have been authorized for issuance as of April 30, 2000. This reserve will be automatically increased on the first day of each fiscal year beginning on and after May 1, 2001 by the lesser of 1,000,000 shares per year, 5% of the number of shares of the Company's Common Stock which were issued and outstanding on the last day of the preceding fiscal year or a number of shares determined by the Company's board of directors. Options granted under the 1995 Plan are for periods not to exceed ten years and options must be issued at prices not less than 100% and 85%, for incentive and nonqualified stock options, respectively, of the estimated fair value of the stock on the date of grant as determined by the Board of Directors. Options granted to shareholders who owns greater than 10% of the outstanding stock are for periods not to exceed five years, and must be issued at prices not less than 110% of the estimated fair value of the stock on the date of grant. Options are exercisable upon grant and generally vest 25% or 20% at the end of the first year and at a rate of 1/36 or 1/48 per month thereafter such that they vest over four or five years, respectively.

 2000 Nonstatutory stock option plan

   In February 2000, the Company adopted the 2000 Nonstatutory Stock Option Plan (the "2000 Plan") which provides for the issuance of nonqualified stock options to employees and consultants of the Company. Under the 2000 Plan, 6,000,000 shares have been authorized for issuance. Options granted under the 2000 Plan must be issued at prices not less than 85% of the estimated fair value of the stock on the date of grant as determined by the Board of Directors, or a committee designated by the Board. The Company's Board of Directors, or a committee designated Board, determines the vesting schedule and term of each grant.

                           AGILE SOFTWARE CORPORATION

   The following table summarizes activity under all stock option plans (shares in thousands):

                                           Shares
                                          Available   Number    Weighted Average
                                          for Grant Outstanding  Exercise Price
                                          --------- ----------- ----------------
   Balance at April 30, 1997.............     114      1,464         $ 0.13
     Options authorized..................   1,600        --             --
     Options granted.....................  (1,714)     1,714           0.31
     Options exercised...................     --      (2,054)          0.15
     Options canceled....................      70        (70)          0.28
     Unvested shares repurchased.........      86        --             --
                                           ------     ------
   Balance at April 30, 1998.............     156      1,054           0.42
     Options authorized..................   2,000        --             --
     Options granted.....................  (1,956)     1,956           1.28
     Options exercised...................     --        (630)          0.71
     Options canceled....................      60        (60)          0.85
     Unvested shares repurchased.........     230        --             --
                                           ------     ------
   Balance at April 30, 1999.............     490      2,320           1.06
     Options authorized..................  10,000        --             --
     Options granted.....................  (8,864)     8,864          24.86
     Options exercised...................     --      (1,339)          1.70
     Options canceled....................     510       (510)         12.18
     Unvested shares repurchased.........      56        --             --
                                           ------     ------
   Balance at April 30, 2000.............   2,192      9,335         $22.95
                                           ======     ======

   At April 30, 2000, 1,763,000 outstanding shares of Common Stock purchased under the stock option plans were subject to repurchase. Upon termination of employment, unvested shares previously purchased under the plans are subject to repurchase by the Company at a price equal to the exercise price.

   The following table summarizes the information about stock options outstanding and exercisable as of April 30, 2000 (shares in thousands):

                                                         Options Vested
                           Options Outstanding          and Exercisable
                     -------------------------------- --------------------
                                  Weighted
                                   Average
                                  Remaining  Weighted             Weighted
                                 Contractual Average              Average
       Range of        Number       Life     Exercise   Number    Exercise
   Exercise Prices   Outstanding   (Years)    Price   Outstanding  Price
   ---------------   ----------- ----------- -------- ----------- --------
   $0.075 - $ 0.225        37       6.67      $ 0.14       24      $ 0.11
     0.25 -   0.625       108       7.51        0.43       41        0.39
     1.45 -    2.50       329       8.12        1.02       49        0.94
     2.65 -    3.00       669       8.74        1.42      115        1.42
     2.50 -    5.00     1,991       9.20        4.14      116        4.98
     9.50 -   15.52       383       9.59       11.81      --          --
    20.69 -   77.75     5,779       9.78       33.64       54       24.83
    78.50 -  100.50        39       9.70       94.69        1       78.50
                        -----                             ---
   $0.075 - $100.50     9,335       9.47      $22.73      400      $ 5.47
                        =====                             ===

                           AGILE SOFTWARE CORPORATION

 Fair value disclosures

   The Company calculated the fair value of each option grant under the Plan on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 with the following underlying assumptions:

                                                             Fiscal Year Ended
                                                                 April 30,
                                                             ------------------
                                                              2000  1999  1998
                                                             ------ ----- -----
   Dividend yield...........................................   --    --    --
   Expected volatility......................................   100%  --    --
   Average risk-free interest rate..........................   6.5%  5.7%  6.0%
   Expected life (in years).................................   5      5     5
   Weighted average fair value of options granted........... $22.16 $0.64 $0.17

   The minimum value method was used in fiscal 1999 and 1998.

   Had compensation cost for options granted under the Plan been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts below for the fiscal years ended April 30, 2000, 1999 and 1998, respectively (in thousands, except per share amounts):

                                                    Fiscal Year Ended April
                                                              30,
                                                   ---------------------------
                                                     2000      1999     1998
                                                   --------  --------  -------
   Net loss as reported........................... $(35,193) $(11,428) $(8,942)
   Pro forma net loss............................. $(50,881) $(11,529) $(8,973)
   Net loss per share as reported................. $  (1.14) $  (1.94) $ (2.10)
   Pro forma net loss per share................... $  (1.64) $  (1.95) $ (2.11)


   Because the determination of the fair value of all options granted after the Company became a public entity includes an expected volatility factor and because additional option grants are expected to be made each year, the compensation expense for options granted during each of the three years in the period ended April 30, 2000 are not representative of the pro forma effects of options grants on reported net income (loss) for future years.

 Unearned stock compensation

   In connection with certain stock option grants during the fiscal years ended April 30, 2000, 1999 and 1998, the Company recorded unearned stock compensation cost totaling $30,736,000, $4,963,000 and $3,093,000, respectively, which is being amortized over the vesting period of the related options of five years using the multiple option approach. Amortization of unearned stock compensation totaled $11,845,000, $2,253,000 and $856,000 for the years ended April 30,
2000, 1999 and 1998, respectively.

NOTE 9--COMMITMENTS AND CONTINGENCIES:

   The Company has entered into noncancelable operating leases for office space and capital leases for equipment with original terms ranging from 12 to 60 months. The terms of certain operating leases provide for rental payments on a graduated scale. The Company recognizes expense on a straight-line basis

                           AGILE SOFTWARE CORPORATION
over the lease period and has accrued for rent expense incurred but not paid. The future minimum lease payments under these leases at April 30, 2000 are as follows (in thousands):

                                                 Operating Leases
                                           ----------------------------
                                            Future           Net Future
                                           Minimum    Less    Minimum
                                            Lease   Sublease   Lease    Capital
   Fiscal Year Ending April 30,            Payments  Income   Payments  Leases
   ----------------------------            -------- -------- ---------- -------
   2001..................................   $2,616    $264     $2,352   $  758
   2002..................................    1,732     264      1,468      441
   2003..................................    1,342     220      1,122      107
   2004..................................    1,335     --       1,335      --
   2005..................................    1,152     --       1,152      --
                                            ------    ----     ------   ------
   Total minimum lease payments..........   $8,177    $748     $7,429    1,306
                                            ======    ====     ======
   Less: Amount representing interest....                                 (107)
                                                                        ------
   Present value of capital lease obliga-
    tions................................                                1,199
   Less: Current portion.................                                 (681)
                                                                        ------
   Capital lease obligations,
    noncurrent...........................                               $  518
                                                                        ======

   Property and equipment under capital leases were as follows (in thousands):

                                                               As of April 30,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
   Computer hardware and software............................. $ 2,702  $ 2,338
   Furniture and equipment....................................     520      470
                                                               -------  -------
                                                                 3,222    2,808
   Less: Accumulated depreciation.............................  (2,466)  (1,558)
                                                               -------  -------
                                                               $   756  $ 1,250
                                                               =======  =======


   Rent expense under noncancelable operating leases was approximately $1,261,000, net of sublease rental income of $184,000, for the year ended April 30, 2000, $568,000, net of sublease rental income of $208,000, for the year ended April 30, 1999 and $396,000 for the year ended April 30, 1998.

 Litigation

   The Company was involved in litigation with Facilities Management International. The complaint against the Company alleged interference with prospective economic advantage and unfair business practices in connection with the Company's quote for services to a customer. The Company settled this matter in December 1999 by paying an insignificant amount.

   In connection with the acquisition of DMI, the Company became the successor in litigation with Polydyne Development Corporation ("Polydyne"). The compliant against DMI alleged causes of action for theft of trade secrets, conversion and other claims for relief. DMI had a separate complaint against Polydyne for alleged violations of The Lanham Act, declaratory relief, commercial disparagement, trade libel, defamation, interference with prospective business relations, unfair competition and other claims for relief. In April 2000 the Company and Polydyne entered into a settlement agreement whereby both complaints were dismissed.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   See the information set forth in the section entitled "Proposal No. 1-- Election of Directors" in Agile's Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of Agile's fiscal year ended April 20, 2000 (the "2000 Proxy Statement"), which is incorporated herein by reference, and the information set forth in the section entitled "Executive Officers of the Registrant" in Part I, Item 4A of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

   See the information set forth in the section entitled "Executive Compensation and Related Information" in the 2000 Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   See the information set forth in the section entitled "Stock Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

   See the information set forth in the section entitled "Certain Relationships and Related Transactions" in the 2000 Proxy Statement, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a) 1. Financial Statements

       See Item 8 of this Form 10-K.

       2. Financial Statement Schedules

       None

       3. Exhibits

       The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
  2.1    Agreement and Plan of Merger dated as of August 17, 1999 by and between Agile Software Corporation and Delaware Agile Software
          Corporation.(2)

  2.2 Agreement and Plan of Reorganization dated as of October 10, 1999, by and between Agile Software Corporation, Alaska Acquisition
          Corporation and Digital Market, Inc.(3)

  3.1 Certificate of Incorporation of Agile Software Corporation, as amended to date.(1)

  3.2    Certificate of Elimination and Certificate of Amendment.(1)

  3.3    Bylaws of Agile Software Corporation.(1)

  4.1    Specimen Common Stock Certificate.(1)

 10.1    Amended and Restated 1995 Stock Option Plan.(1)

 10.2    1999 Employee Stock Purchase Plan.(1)

 10.3 Form of Indemnity Agreement between Agile Software Corporation and its directors and officers.(1)

 10.4    Almaden Financial Plaza Office Lease dated May 30, 1996 between North
          Block Partnership and Agile Software Corporation, as amended.(1)

 10.5    Subordinated Loan and Security Agreement dated February 8, 1999 between Comdisco, Inc. and Agile Software Corporation.(1)

 10.6 Revolving Credit Loan and Security Agreement (Accounts and Inventory) dated December 11, 1996 between Comerica Bank-- California and Agile
          Software Corporation as modified.(1)

 10.7    Master Lease Agreement dated September 18, 1995 between Comdisco, Inc.
          and Agile Software Corporation, and associated equipment schedules.(1)

 10.8    Fifth Amended and Restated Investors' Rights Agreement dated June 4,
          1998 by and among Agile Software Corporation and the investors listed on Schedule A thereto.(1)

 10.9    Series A Preferred Stock Purchase Agreement.(1)

 10.10   Series B Preferred Stock Purchase Agreement.(1)

 10.11   Series C Preferred Stock Purchase Agreement.(1)

 10.12   Series D Preferred Stock Purchase Agreement.(1)

 10.13   Series E Preferred Stock Purchase Agreement.(1)

 10.14   Series F Preferred Stock Purchase Agreement.(1)


 Exhibit
 Number                         Description of Document
 -------                        -----------------------
 10.15   Sixth Amended and Restated Investor Rights Agreement dated as August
          16, 1999 by and among Agile Software Corporation and the investors listed on Schedule A thereto.(2)

 10.16   Office Lease dated as of November 5, 1999 by and between 55 Almaden
          Boulevard Limited Partnership and Agile Software Corporation.(4)

 10.17   2000 Nonstatutory Stock Option Plan.(5)

 21.1    Subsidiaries of Agile Software Corporation.

 23.1    Consent of PricewaterhouseCoopers LLP, Independent Accountants.

 24.1    Power of Attorney (included on page 62).

 27.1    Financial Data Schedule (EDGAR filed version only).

--------
(1) Incorporated by reference to Agile's Registration Statement on Form S-1 (File No. 333-81387), declared effective on August 19, 1999.

(2) Incorporated by reference to Agile's Quarterly Report on Form 10-Q (file No. 000-27071), filed on July 14, 1999.
(3) Incorporated by reference to Agile's current report on Form 8-K (file No. 000-27071), filed on December 8, 1999.

(4) Incorporated by reference to Agile's Registration Statement on Form S-1 (File No. 333-91243), declared effective on December 13, 1999.

(5) Incorporated by reference to Agile's Registration Statement on Form S-8 (file No. 333-35416), filed on April 21, 2000.

   (b) Reports On Form 8-K

   No reports on Form 8-K were filed during the last period covered by this Report.

   (c) Exhibits

   See Item 14(a)(3), above.

   (d) Financial Statement Schedules

   See Item 8, above.

                                   SIGNATURES

   Pursuant to the requirement of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AGILE SOFTWARE CORPORATION

                                                 /s/ Thomas P. Shanahan
                                          By:__________________________________
                                                     Thomas P. Shanahan
                                                Executive Vice President and
                                                           Chief
                                                     Financial Officer

                                          Date: July 21, 2000

                               POWER OF ATTORNEY

   KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bryan D. Stolle and Thomas P. Shanahan, and each of them, his true and lawful attorneys-in-fact, watch with the power of substitution, for him in any and all capacities, to sign any amendments to thus Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

            Signature                            Title                         Date
            ---------                            -----                         ----

     /s/ Bryan D. Stolle           Chairman of the Board, Chief           July 21, 2000
_________________________________   Executive Officer, President
         Bryan D. Stolle            and Director (Principal
                                    Executive Officer)

    /s/ Thomas P. Shanahan         Executive Vice President, Chief        July 21, 2000
_________________________________   Financial Officer, Secretary
       Thomas P. Shanahan           and Director (Principal
                                    Financial and Accounting
                                    Officer)

   /s/ Klaus-Dieter Laidig         Director                               July 21, 2000
_________________________________
       Klaus-Dieter Laidig

      /s/ Michael Moritz           Director                               July 21, 2000
_________________________________
         Michael Moritz

    /s/ James L. Patterson         Director                               July 21, 2000
_________________________________
       James L. Patterson

   /s/ Nancy J. Schoendorf         Director                               July 21, 2000
_________________________________
       Nancy J. Schoendorf