Form 10-Q
period 2000-07-31
AGILE SOFTWARE CORP
filed 2000-09-07
CIK 1088653

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                             ---------------------

                                   Form 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                For the quarterly period ended July 31, 2000

                                       OR

    [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                           (Commission File Number) 000-27071

                           AGILE SOFTWARE CORPORATION
             (Exact name of registrant as specified in its charter)



           Delaware                                     77-0397905
   (State of incorporation)                (IRS Employer Identification Number)


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

The number of shares outstanding of the Registrant's Common Stock as of July 31, 2000 was 46,548,000.

--------------------------------------------------------------------------------

                           AGILE SOFTWARE CORPORATION

                                      INDEX

                                                                                                           Page No.
                                                                                                           -------
Part I.  Financial Information

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheet at July 31, 2000 and April 30, 2000                                3

         Condensed Consolidated Statement of Operations for the Three months Ended July 31, 2000 and 1999        4

         Condensed Consolidated Statement of Cash Flows for the Three Months Ended July 31, 2000 and 1999        5

         Notes to Condensed Consolidated Financial Statements                                                    6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                   9

Item 3.  Quantitative and Qualitative Disclosure about Market Risk                                              27

Part II. Other Information

Item 1.  Legal Proceedings                                                                                      28

Item 2.  Changes in Securities and Use of Proceeds                                                              28

Item 3.  Defaults Upon Senior Securities                                                                        28

Item 4.  Submission of Matters to a Vote of Security Holders                                                    28

Item 5.  Other Information                                                                                      28

Item 6.  Exhibits and Reports on Form 8-K                                                                       28

Signature                                                                                                       29

Exhibit Index                                                                                                   30

--------------------------------------------------------------------------------

Part 1 - Financial Information

Item 1.  Financial Statements

                           AGILE SOFTWARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    (in thousands, except per share amounts)
                                  (unaudited)

                                                         July 31,          April 30,
                                                           2000              2000
                                                    ----------------  ----------------
ASSETS
Current assets
    Cash and cash equivalents                            $ 129,760         $ 142,721
    Short-term investments                                 172,456           157,154
    Accounts receivable, net                                10,918             6,537
    Other current assets                                     6,645             4,979
                                                      ------------      ------------
        Total current assets                               319,779           311,391

Long-term investments                                       14,253            19,550
Property and equipment, net                                  8,132             6,519
Intangible assets, net                                      83,992            92,965
Other assets                                                   428               376
                                                      ------------      ------------

                                                         $ 426,584         $ 430,801
                                                      ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

    Accounts payable                                       $ 1,471           $ 1,434
    Accrued expenses and other liabilities                   8,222             6,391
    Deferred revenue                                        12,032             8,634
    Current portion of capital lease obligations               600               681
                                                      ------------      ------------
        Total current liabilities                           22,325            17,140

Capital lease obligations, noncurrent                          404               518
Notes payable, noncurrent                                       39                39
Other liabilities                                              333               458
                                                      ------------      ------------
                                                            23,101            18,155
                                                      ------------      ------------

Stockholders' equity:
    Convertible Preferred Stock                                  -                 -
    Common Stock                                                47                46
    Additional paid-in capital                             505,354           500,155
    Notes receivable from stockholders                      (1,059)           (1,461)
    Unearned stock compensation                            (23,889)          (23,838)
    Accumulated other comprehensive loss                      (297)             (530)
    Accumulated deficit                                    (76,673)          (61,726)
                                                      ------------      ------------
        Total stockholders' equity                         403,483           412,646
                                                      ------------      ------------

                                                         $ 426,584         $ 430,801
                                                      ============      ============

 See accompanying notes to these condensed consolidated financial statements.

--------------------------------------------------------------------------------

                           AGILE SOFTWARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                               Three Months Ended
                                                                                      July 31,
                                                                             ---------------------
                                                                                2000        1999
                                                                             --------    ---------
Revenues:
    License                                                                   $ 11,450    $  3,654
    Professional services                                                        2,036       1,159
    Maintenance                                                                  2,282       1,077
                                                                             ---------   ---------
        Total revenues                                                          15,768       5,890
                                                                             ---------   ---------

Cost of revenues:
    License                                                                        557         223
    Professional services                                                        1,597         921
    Maintenance                                                                    888         482
                                                                             --------    ---------
        Total cost of revenues                                                   3,042       1,626
                                                                             ---------   ---------

Gross profit                                                                    12,726       4,264
                                                                             ---------   ---------

Operating expenses:
    Sales and marketing                                                         12,936       4,546
    Research and development                                                     4,801       1,486
    General and administrative                                                   1,425         753
    Amortization of stock compensation                                           4,416       1,428
    Amortization of intangible assets                                            9,067          --
                                                                             ---------   ---------
        Total operating expenses                                                32,645       8,213
                                                                             ---------   ---------

Loss from operations                                                           (19,919)     (3,949)

Interest and other income                                                        5,026          90
Interest expense                                                                   (54)       (217)
                                                                             ---------   ---------

Net loss                                                                      $(14,947)   $ (4,076)
                                                                             =========   =========

Net loss per share:
    Basic and diluted                                                         $   (.33)   $   (.61)
                                                                             =========   =========
    Weighted average shares                                                     44,894       6,648
                                                                             =========   =========



See accompanying notes to these condensed consolidated financial statements.

-------------------------------------------------------------------------------

                          AGILE SOFTWARE CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                                              Three Months Ended July 31,
                                                                            -----------------------------
                                                                                  2000           1999
                                                                            ------------   --------------
Cash flows from operating activities:
    Net loss                                                                   (14,947)        $  (4,076)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
        Provision for doubtful accounts                                             20                38
        Depreciation and amortization                                           10,018               357
        Amortization of stock compensation                                       4,416             1,428
        Warrant expense                                                             --                21
        Changes in operating assets and liabilities
             Accounts receivable                                                (4,401)            1,811
             Other assets, current and non-current                              (1,718)              (13)
             Accounts payable                                                       37               792
             Accrued expenses and other liabilities                              1,831                35
             Deferred revenue                                                    3,398               246
                                                                            ----------        ----------
               Net cash used provide by (used in) operating activities          (1,346)              639
                                                                            ----------        ----------

Cash flows from investing activities:
    Purchases of investments                                                   (32,552)               --
    Proceeds from maturities of investments                                     22,560                --
    Acquisition of property and equipment, net                                  (2,563)             (888)
                                                                            ----------        ----------
               Net cash used in investing activities                           (12,555)             (888)
                                                                            ----------        ----------

Cash flows from financing activities:
    Repayment of capital lease obligations                                        (195)             (193)
    Proceeds from issuance of Common Stock, net of repurchase                      720                64
    Repayment of notes receivable from stockholders                                415                14
                                                                            ----------        ----------
               Net cash provided by (used in) financing activities                 940              (115)
                                                                            ----------        ----------

Net decrease in cash and cash equivalents                                      (12,961)             (364)

Cash and cash equivalents at beginning of year                                 142,721            10,003
                                                                            ----------        ----------
Cash and cash equivalents at end of year                                     $ 129,760         $   9,639
                                                                            ==========        ==========
Supplemental disclosure:
    Cash paid for interest                                                   $      48         $     114
                                                                            ==========        ==========

Non-cash investing and financing activities:
    Common stock issued in exchange for notes receivable                     $      --         $     967
                                                                            ==========        ==========

    Property and equipment acquired under capital lease                      $      --         $     164
                                                                            ==========        ==========


 See accompanying notes to these condensed consolidated financial statements.

--------------------------------------------------------------------------------

AGILE SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the year ending April 30, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the Securities and Exchange Commission's rules and regulations. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes for the year ended April 30, 2000, included in the Company's Annual Report on Form 10-K filed July 24, 2000 with the Securities and Exchange Commission.

2.   Revenue Recognition

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

     License revenues are recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable, and delivery and customer acceptance, if required under the terms of the contract, of the software products have occurred. In the event the Company grants its customers the right to specified upgrades, license revenue is deferred until delivery of the specified upgrade has taken place. If vendor-specific objective evidence of fair value exists for the specified upgrade, then an amount equal to the fair value is deferred. If vendor-specific objective evidence of fair value does not exist, then the entire license fee is deferred until the delivery of the specified upgrade. Allowances for estimated returns are provided upon product delivery. In instances where vendor obligations remain, revenues are deferred until the obligation has been satisfied.

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

________________________________________________________________________________

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                           Three Months Ended July 31,
                                          -----------------------------
                                               2000           1999
                                          -------------  --------------

Numerator:
    Net loss                              $    (14,947)  $      (4,076)
                                          =============  ==============

Denominator:
    Weighted average shares                     46,482           8,794
    Weighted average unvested shares of
      Common Stock subject to repurchase        (1,588)         (2,146)
                                          -------------  --------------
    Denominator for basic and diluted
      calculation                               44,894           6,648
                                          =============  ==============

Net loss per share:
    Basic and diluted                     $       (.33)  $        (.61)
                                          =============  ==============

     At July 31, 2000, approximately 10,949,000 potential shares of Common Stock are excluded from the determination of diluted net loss per share as the effect of such shares is antidilutive.

4.   Comprehensive Loss

     Comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. During the three months ended July 31, 2000, the Company incurred $233,000 in unrealized gains on short-term and long-term investments that are reported in comprehensive loss.

5.   Segment Information

     The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the three months ended July 31, 2000 and 1999, the Company operated in a single business segment, primarily in the United States. Through July 31, 2000, foreign operations were not significant in either revenue or investment in long-lived assets.

6.   Unearned stock compensation

In connection with certain stock options granted to employees and consultants, the Company recorded aggregate unearned stock-based compensation of $43.3 million representing the difference between the option exercise price and the deemed fair value of the Company's common stock on the date of grant. Such amount is presented as a reduction of stockholders' equity and amortized over the vesting period of the applicable option. Stock compensation expense for employees and consultants was $4.4 million and $1.4 million for the three months ended July 31, 2000 and July 31, 1999, respectively.

Stock compensation expense related to stock options granted to consultants is recognized as earned, using the multiple option method as prescribed by Statement of Financial Accounting Standards,("SFAS") No. 123. At each reporting date, we re-value the unearned stock compensation using the Black-Scholes option pricing model. As a


________________________________________________________________________________
result, the stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates.

7.   Intangible Assets

In connection with our acquisition of Digital Markets, Inc. in December 1999, we recorded goodwill and other intangible assets of approximately $109.3 million, of which $1.3 million was immediately expensed as acquired in-process research and development. Intangible assets are presented at cost, net of accumulated amortization. Amortization is computed using the straight-line method over the estimated useful life of the assets, which is generally three years. Amortization of goodwill and intangibles for the three months ended July 31, 2000 was $9.1 million. At each balance sheet date, the Company assesses the value of recorded intangible assets for possible impairment based upon a number of factors including turnover of the acquired workforce and the undiscounted value of expected future operating cash flows. Since inception, the Company has not recorded any provisions for possible impairment of intangible assets.

8.   Borrowings

     As of July 31, 2000, the Company had a line-of-credit agreement with a bank that provides for borrowings of up to $5,000,000, including $500,000 available for the issuance of letters of credit and foreign currency exchange activity. Borrowings under the line-of-credit agreement bear interest at an annual rate of 8.5%, subject to adjustment by the bank. Borrowings under the line of credit are secured by the assets of the Company. As of July 31, 2000, there were no borrowings outstanding under the line-of-credit. The line-of-credit agreement expires in August 2000.

________________________________________________________________________________

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in "Other Factors Affecting Operating Results" and "Liquidity and Capital Resources" below, as well as Risk Factors included in our Annual Report on Form 10-K filed on July 24, 2000, as filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this report.


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

     Customers who license our software products receive a license for our application servers, one or more user licenses, and third-party provided adapters to connect with the customer's other existing enterprise systems. Our customers generally purchase a limited number of user licenses at the time of the initial license of the software products and may purchase additional user licenses as needed. Customers may purchase implementation services from us. These professional services are generally provided on a fixed-price basis and are often provided by third-party consulting organizations. We also offer fee-based training services to our customers. As of July 31, 2000, over 98% of our customers who licensed our products had purchased maintenance contracts, which provide unspecified software upgrades, on a when-and-if available basis, and technical support over a stated term, which is generally a twelve-month period, and over 95% of our customers had renewed their maintenance contracts. We may not be able to maintain or continue these rates of purchases or renewals of maintenance agreements.

We recognize revenue under Statement of Position, or SOP, 97-2, "Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions". When contracts contain multiple elements and vendor-specific objective evidence exists for all undelivered elements, we account for the delivered elements in accordance with the "Residual Method" prescribed by SOP 98-9. Software licenses sold to new customers are recognized upon installation and acceptance by the customer. Software licenses sold to existing customers, or add-on sales, do not include acceptance provisions and are recognized upon shipment of the software product. In the event we grant our customers the right to specified upgrades, license revenue is deferred until delivery of the specified upgrade. If vendor-specific objective evidence of fair value exists for the specified upgrade, then an amount equal to this fair value is deferred. If vendor-specific objective evidence of fair value does not exist, then the entire license fee is deferred until the delivery of the specified upgrade. Our professional services revenues consist of implementation services which are recognized upon customer acceptance and training revenues which are recognized as the services are

________________________________________________________________________________
performed. Our maintenance revenues are recognized ratably over the contract period, generally twelve months.

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

     Our operating expenses are classified as sales and marketing, research and development and general and administrative. We classify all charges to these operating expense categories based on the nature of the expenditures. Although each category includes expenses that are unique to the category type, there are common recurring expenditures that are typically included in all operating expenses categories, such as salaries, employee benefits, incentive compensation, bonuses, travel costs, telephone, communication, rent and allocated facilities costs and professional fees. The sales and marketing category of operating expenses includes additional expenditures specific to the marketing group, such as public relations and advertising, trade shows, marketing collateral materials, and customer user group meetings and expenditures specific to the sales group, such as commissions. To date, all software development costs in research and development have been expensed as incurred. Also included in our operating expenses is the amortization of stock compensation and amortization of intangible assets described below.

     In connection with the grant of stock options to employees and non-employee directors, we recorded aggregate unearned compensation of $43.3 million representing the difference between the deemed fair value of our common stock at the date of grant and the exercise price of such options. Such amount is presented as a reduction of stockholders' equity and amortized over the vesting period of the applicable option.

     Stock-based compensation expense related to stock options granted to consultants is recognized as earned, using the multiple option method as prescribed by FASB Interpretation No. 28. At each reporting date, we re-value the stock-based compensation using the Black-Scholes option pricing model. As a result, the stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates.

     In connection with our acquisition of Digital Markets, Inc. in December 1999, we recorded goodwill and other intangible assets of approximately $109.3 million, of which $1.3 million was charged to expense as acquired in-process technology in fiscal 2000. Goodwill and intangible assets are presented at cost, net of accumulated amortization. Amortization is computed using the straight-line method over the estimated useful life of the assets, which is generally three years. At each balance sheet date, the Company assesses the value of recorded intangible assets for possible impairment based upon a number of factors including turnover of the acquired workforce and the undiscounted value of expected future operating cash flows. Since inception, the Company has not recorded any provisions for possible impairment of intangible assets.

     Although our total revenues have increased from year to year, we have incurred significant costs to develop our products and to recruit and train personnel for our

________________________________________________________________________________
sales, marketing, engineering, professional services and administration departments. As a result, we have incurred significant losses since inception, and as of July 31, 2000, had an accumulated deficit of $76.7 million.

     We intend to continue to incur significant sales and marketing, research and development and general and administrative expenses. For example, we had 356 full-time employees at July 31, 2000, compared to 170 at July 31, 1999. We will seek to hire additional employees in the future. We expect to continue to incur operating losses for the foreseeable future. In order to achieve profitability, we will need to increase our revenues significantly. Therefore, we cannot be sure that we will ever attain or maintain profitability. The continued expansion of our business will also place significant demands on our management and operational resources. To manage this rapid growth and increased demands, we must improve existing and implement new operational and financial systems, procedures and controls. We must also hire, train, manage, retain and motivate qualified personnel. We expect future expansion to continue to challenge our ability to hire, train, manage, retain and motivate our employees.

     In view of the rapidly changing nature of our market and our limited operating history, we believe that period-to-period comparisons of our revenues and other operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our historic revenue growth rates are not necessarily sustainable or indicative of our future growth.

________________________________________________________________________________

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total revenues:


                                     Three Months Ended July 31,
                                     ---------------------------
                                         2000           1999
                                     ------------   ------------
Revenues:
  License                                  73%            62%
  Professional services                    13             20
  Maintenance                              14             18
                                     ------------   ------------
     Total revenues                       100            100
                                     ------------   ------------

Cost of revenues:
  License                                   4              4
  Professional services                     9             16
  Maintenance                               6              8
                                     ------------   ------------
   Total cost of revenues                  19             28
                                     ------------   ------------

Gross profit                               81             72
                                     ------------   ------------

Operating expenses:
  Sales and marketing                      82             77
  Research and development                 30             25
  General and administrative                9             13
  Amortization of stock compensation       28             24
  Amortization of intangible assets        58             --
                                     ------------   ------------
    Total operating expenses              207            139
                                     ------------   ------------

Loss from operations                     (126)           (69)
Interest income (expense), net             31             (2)
                                     ------------   ------------
Net loss                                  (95%)          (69%)
                                     ============   ============


Three months Ended July 31, 2000 and 1999

Revenues

Our total revenues in the quarter ended July 31, 2000 were $15.8 million, representing an increase of $9.9 million, or 168%, from the revenues of $5.9 million in the quarter ended July 31, 1999. We had no customers that accounted for more than 10% of our total revenues in the quarters ended July 31, 2000 or July 31, 1999.

License Revenues. Our license revenues in the quarter ended July 31, 2000 were $11.5 million, representing an increase of $7.8 million, or 213%, from the license revenues of $3.7 million in the quarter ended July 31, 1999. License revenues as a percentage of total revenues were 73% in the three months ended July 31, 2000 and 62% in the three months ended July 31, 1999. The increase in our license revenues from the prior year period was due to increased market acceptance of our suite of products, including new versions of our products.

Professional Services Revenues. Our professional services revenues in the quarter ended July 31, 2000 were $2.0 million, representing an increase of $877,000, or 76%, from the professional services revenues of $1.2 million in the quarter ended July

________________________________________________________________________________

31, 1999. Professional services revenues as a percentage of total revenues were 13% in the quarter ended July 31, 2000 and 20% in the quarter ended July 31, 1999. The increase in professional services revenues in absolute dollars was due to increased license revenues and an increased range of services, consisting of additional data migration and integration services. In the future, we anticipate that an increasing percentage of professional services will be provided by third parties who will invoice the customer directly. As a result, we anticipate that professional services revenues will decline as a percentage of total revenues.

Maintenance Revenues. Our maintenance revenues in the quarter ended July 31, 2000 were $2.3 million, representing an increase of $1.2 million, or 112%, from the maintenance revenues of $1.1 million in the quarter ended July 31, 1999. Maintenance revenues as a percentage of total revenues were 14% in the quarter ended July 31, 2000 and 18% in the quarter ended July 31, 1999. The increase in absolute dollars from the prior year period was attributable to increased licenses for our products. The decrease in maintenance revenues as a percentage of total revenues from the prior year period was due to a higher proportion of license revenues to total revenues resulting from increase market acceptance of our product.

Cost of Revenues

Cost of License Revenues. Cost of license revenues in the quarter ended July 31, 2000 was $557,000, representing an increase of $334,000, or 150%, from the cost of license revenues of $223,000 in the quarter ended July 31, 1999. Cost of license revenues as a percentage of license revenues was 5% in the quarter ended July 31, 2000 and 6% in the quarter ended July 31, 1999. The increase in the cost of license revenue in absolute dollars in the three months ended July 31, 2000 reflects increased expenses associated with the sub-licensing of third-party software used in our products. Cost of license revenues as a percentage of total license revenues has decreased as add-on licenses, which have a higher gross margin than initial customer licenses, have increased as a percentage of total license revenues.

Cost of Professional Services Revenues. Cost of professional services revenues in the quarter ended July 31, 2000 were $1.6 million, representing an increase of $676,000, or 73%, from the cost of professional services revenues of $921,000 in the quarter ended July 31, 1999. Cost of professional services revenues as a percentage of professional services revenues was 78% in the quarter ended July 31, 2000 and 79% in the quarter ended July 31, 1999. The increase in cost of professional services revenues in the three months ended July 31, 2000 was due to increased professional services personnel and costs of additional third parties contracted to provide additional implementation services to support the increased customer base. In certain periods in the past, and potentially in the future, our cost of professional services revenues exceeded our professional services revenues, primarily because the actual cost of providing the services, whether provided internally or through third parties, exceeded the fixed price payment received from some of our customers. In addition, as we increase the size of our professional services staff, costs are incurred for new personnel before they become fully productive.

Cost of Maintenance Revenues. Cost of maintenance revenues in the quarter ended July 31, 2000 were $888,000, representing an increase of $406,000, or 84%, from the cost of maintenance revenues of $482,000 in the quarter ended July 31, 1999. Cost of maintenance revenues as a percentage of maintenance revenues were 39% in the quarter ended July 31, 2000 and 45% in the quarter ended July 31, 1999. The decrease in cost of maintenance revenues as a percentage of maintenance revenues in the comparable period was due to economies of scale realized as a result of increased management personnel and experienced maintenance personnel.

Operating Expenses

Sales and Marketing. Sales and marketing expenses in the quarter ended July 31, 2000 were $12.9 million, representing an increase of $8.4 million, or 185%, from the sales and marketing expenses of $4.5 million in the quarter ended July 31, 1999. The increase in sales and marketing expenses in the quarter ended July 31, 2000 compared to the corresponding period in the prior fiscal year reflect significant personnel-related expenses such as salaries, benefits and commissions, recruiting fees, travel expenses and related costs of hiring sales management, sales

________________________________________________________________________________
representatives, sales engineers and marketing personnel. We anticipate that our sales and marketing expenses will increase in absolute dollars for the foreseeable future as we expand our domestic and international sales force.

Research and Development. Research and development expenses in the quarter ended July 31, 2000 were $4.8 million, representing an increase of $3.3 million, or 223%, from the research and development expenses of $1.5 million in the quarter ended July 31, 1999. The absolute dollar increase in research and development expenses in the quarter ended July 31, 2000 compared to the corresponding period in the prior fiscal year was due to the increase in the number of our software developers, quality assurance personnel and outside contractors to support our product development, documentation, internationalization and testing activities related to the development and release of the latest versions of our products. We anticipate that research and development expenses will continue to increase in absolute dollars for the foreseeable future as we continue to add to our research and development staff.

General and Administrative. General and administrative expenses in the quarter ended July 31, 2000 were $1.4 million, representing an increase of $672,000, or 89%, from the general and administrative expenses of $753,000 in the quarter ended July 31, 1999. The absolute dollar increase in general and administrative expenses in the quarter ended July 31, 2000 compared to the corresponding period in the prior fiscal year was due to hiring additional finance, executive and administrative personnel to support the growth of our business during that period. We expect that general and administrative expenses will increase in absolute dollars for the foreseeable future as we expand our operations and incur the normal costs of a public company.

Amortization of Stock Compensation. We recognized amortization of stock compensation of approximately $4.4 million in the quarter ended July 31, 2000 compared to $1.4 million in the quarter ended July 31, 1999.

Amortization of Goodwill and Purchased Intangible Assets. Of the $102.5 million purchase price paid for Digital Market, Inc. in December 1999, $103.8 million was allocated to goodwill and $4.1 million was allocated to intangible assets, both of which are being amortized over a period of 3 years. Amortization of goodwill and intangibles in the three months ended July 31, 2000 was $9.1 million.

Interest and Other Income (Expense), Net. Interest and other income, net was $5.0 million in the quarter ended July 31, 2000 compared to $(127,000) in the quarter ended July 31, 1999. This increase was due primarily to higher interest income generated from the increase in cash and cash equivalents and investments as a result of our initial public and follow-on public offerings in fiscal 2000.

Provision for Income Taxes. Our operating losses are generated domestically, and amounts attributable to our foreign operations have been insignificant for all periods presented. No provision for income taxes has been recorded since our inception because we have incurred net losses in all periods. We have recorded a valuation allowance for the full amount of our net deferred tax assets, as the future realization of the tax benefit is not currently likely.

Liquidity and Capital Resources

We have historically satisfied our cash requirements primarily through issuances of equity securities and lease and debt financing. In August 1999, we completed our initial public offering and concurrent private placement of our common stock; which resulted in net proceeds of approximately $80.4 million before offering expenses. We used $20.0 million of the proceeds from our initial public offering to pay the cash portion of the consideration payable by us in our acquisition of Digital Market. In December 1999, we completed a follow-on public offering, which resulted in net proceeds, before offering expenses, of $272.6 million. Prior to the offerings we had financed our operations through private sales of preferred stock, with net proceeds of $26.2 million, and through bank loans and equipment leases.

We have a $5.0 million senior line of credit facility with a bank, borrowings thereunder bearing interest at 8.5%, which expires on August 31, 2000. At July 31, 2000, no balance was outstanding under this line of credit. Accounts receivable and certain other assets of ours secure this line of credit. Capital lease obligations, including both short-term and long-term portions, were $1.0 million at July 31,

________________________________________________________________________________

2000, and are payable through fiscal 2003. Our senior line of credit requires us to maintain certain monthly financial covenants, including a minimum tangible net worth and a minimum quick ratio. We were in compliance with all of our financial covenants at July 31, 2000.

As of July 31, 2000, we had cash, cash equivalents and short-term investments of $302.2 million, an increase from $300.0 million of cash, cash equivalents and short-term investments held as of April 30, 2000. Our working capital at July 31, 2000 was $297.4 million.

Operating activities used cash of $1.3 million in the quarter ended July 31, 2000 and provided cash of $639,000 in the quarter ended July 31, 1999. Net cash used in operating activities in the quarter ended July 31, 2000 was due primarily to our net loss, an increase in accounts receivable and other assets, partially offset by increases in accrued expenses, deferred revenue, and depreciation and amortization expense. Net cash provided by operating activities in the quarter ended July 31, 1999 was due primarily to a decrease in accounts receivable and increases in accounts payable and deferred revenue, partially offset by net loss excluding depreciation and amortization.

Investing activities used cash of $12.6 million in the quarter ended July 31, 2000 and used cash of $888,000 in the quarter ended July 31, 1999. Net cash used in investing activities in the quarter ended July 31, 2000 consisted of purchases of marketable securities and purchases of property and equipment. Purchases of property and equipment were approximately $2.6 million in the quarter ended July 31, 2000 and $888,000 million in the quarter ended July
31, 1999. These expenditures were primarily for computer hardware and software and furniture and fixtures. We expect that capital expenditures will continue to increase to the extent we continue to increase our headcount or expand our operations.

Financing activities provided cash of $940,000 in the quarter ended July 31, 2000 and used cash of $115,000 in the quarter ended July 31, 1999. Net cash provided in the quarter ended July 31, 2000 was due primarily from the sale of common stock under employee stock option plans. Net cash used in financing activities in the quarter ended July 31, 2000 consisted primarily of repayment of capital lease obligations.

We expect to experience significant growth in our operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. As a result, we anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. We believe that our existing cash and cash equivalents and our anticipated cash flow from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next year. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all, and the issuance of any additional securities would result in ownership dilution to our existing stockholders.

Other Factors Affecting Operating Results

Risks Related to Our Operations

Because We Have a Limited Operating History, It Is Difficult to Evaluate Our Business and Prospects

   We are still in the early stages of our development, so evaluating our business operations and our prospects is difficult. We incorporated in 1995 and began shipping our first product in June 1996. The revenues and income potential of our business and market are unproven. We will encounter risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets. These risks include the following:

  .  until our acquisition of Digital Market, we have had only one product

________________________________________________________________________________
     suite, and will need to successfully introduce new products such as Agile Buyer, released as a result of our acquisition of Digital Market, and enhance existing products to this suite;

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

 We Have a History of Losses, We Expect to Incur Losses in the Future and We May Not Achieve or Maintain Profitability

   As of July 31, 2000, we had an accumulated deficit of approximately $76.7 million. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses. We have incurred and expect to continue to incur substantial non-cash costs relating to the amortization of intangible assets and stock compensation which will contribute to our net losses. We expect to incur losses for the foreseeable future. We will need to generate significant increases in revenues to achieve and maintain profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

________________________________________________________________________________

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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

 We May Experience Customer Dissatisfaction and Lost Sales if Our Products Do Not Scale to Accommodate Substantial Increases in the Number of Concurrent Users

   Our strategy requires that our software be highly scalable, or able to accommodate substantial increases in the number of users concurrently using the product. To date, however, only a limited number of our customers have deployed our software to manage the manufacturing process across their entire organization. While we have performed product testing on the scalability of our products, these products have not been tested in the context of a customer implementation. If our customers cannot successfully implement large-scale deployments, or if they determine that our products cannot accommodate large-scale deployments, we could experience customer

--------------------------------------------------------------------------------
dissatisfaction and find it more difficult to obtain new customers or to sell additional products to our existing customers.


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

--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

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

 If We Are Unable to Timely Expand Our International Operations, We May Not Achieve Anticipated Revenue Growth

   We believe that expansion of our international operations will be necessary for our future success, and a key aspect to our business strategy has been and is to

--------------------------------------------------------------------------------
expand our sales and support organizations internationally. Therefore, we believe that we will need to commit additional significant resources to expand our international operations. We employ sales professionals in Europe and the Asia- Pacific market. If we are unable to successfully expand further in these international markets on a timely basis, we may not be able to achieve anticipated revenue growth. This expansion may be more difficult or take longer than we anticipate, and we may not be able to successfully market, sell, deliver and support our products internationally.

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

 Defects in Our Software Products Could Diminish Demand For Our Products

   Our software products are complex and may contain errors, including year 2000 related errors, that may be detected at any point in the life of the product. We have in the past discovered software errors in certain of our products and as a

--------------------------------------------------------------------------------
result have experienced delays in shipment of products during the period required to correct these errors. We cannot assure you that, despite testing by us, our implementation partners and our current and potential customers, errors will not be found in new products or releases after shipment, resulting in loss of revenue, delay in market acceptance and sales, diversion of development resources, injury to our reputation or increased service and warranty costs.

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

 In Order to Manage Our Growth and Expansion, We Will Need to Improve and Implement New Systems, Procedures and Controls

   We have recently experienced a period of rapid growth and expansion that has placed a significant strain on our management information systems and our administrative, operational and financial resources. For example, we have grown from 170 employees at July 31, 1999 to 356 employees at July 31, 2000. If we are unable to manage our growth and expansion in an efficient or timely manner, our business will be seriously harmed. In addition, we have recently hired a significant number of employees and plan to further increase our total headcount. We also plan to expand the geographic scope of our operations. This expansion has resulted and will continue to result in substantial demands on our management resources. To accommodate continued anticipated growth and expansion, we will be required to:

   . improve existing and implement new operational and financial systems, procedures and controls;

   .  hire, train, manage, retain and motivate qualified personnel; and

   .  enter into relationships with strategic partners.

   These measures may place additional burdens on our management and our internal resources.

 If We Are Unable to Protect Our Intellectual Property We May Lose a Valuable Asset, Experience Reduced Market Share or Incur Costly Litigation to Protect Our Rights

   Our success and ability to compete depend upon our proprietary technology, including our brand and logo and the technology underlying our products. We rely on patent, trademark, trade secret and copyright laws to protect our intellectual property. Despite our efforts to protect our intellectual property, a third party could copy or otherwise obtain our software or other proprietary information without authorization, or could develop software competitive to ours. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around patents that may be issued to us or our other intellectual property. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and we expect that it will

--------------------------------------------------------------------------------
more difficult to monitor the use of our products if we increase our international presence.

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

--------------------------------------------------------------------------------

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

 Increasing Governmental Regulation of the Internet Could Limit the Market for Our Products

   As Internet commerce continues to evolve, we expect that federal, state and foreign governments will adopt laws and regulations covering issues such as user privacy, taxation of goods and services provided over the Internet, pricing, content and quality of products and services. It is possible that legislation could expose

--------------------------------------------------------------------------------
companies involved in electronic commerce to liability, taxation or other increased costs, any of which could limit the growth of electronic commerce generally. Legislation could dampen the growth in Internet usage and decrease its acceptance as a communications and commercial medium. If enacted, these laws and regulations could limit the market for our products.

Risks Related to Control

 Our Executive Officers, Directors and Major Stockholders Will Retain Significant Control, Which May Lead to Conflicts With Other Stockholders Over Corporate Governance Matters

   Currently executive officers, directors and holders of 5% or more of our outstanding common stock own, in the aggregate, approximately 36.2% of our outstanding common stock. These stockholders would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also delay, deter or prevent a change in our control and may make some transactions more difficult or impossible to complete without the support of these stockholders.

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

--------------------------------------------------------------------------------

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

Other Investments

          We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations. For these investments in privately-held companies, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Changes in Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

         27.1    Financial Data Schedule (EDGAR filed version only).

(b)      Reports on Form 8-K

         None

--------------------------------------------------------------------------------

                          AGILE SOFTWARE CORPORATION
                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               AGILE SOFTWARE CORPORATION

                                               /s/ Thomas P. Shanahan
                                               -------------------------------
                                               By: Thomas P. Shanahan
                                               Executive Vice President
                                               and Chief Financial Officer

                                               Date: SEPTEMBER 6, 2000

--------------------------------------------------------------------------------

EXHIBIT INDEX

Exhibit No.                         Description
----------                          -----------

27.1 Financial Data Schedule (filed only with the electronic submission of Form 10-Q in accordance with the Edgar requirements)

--------------------------------------------------------------------------------
                                                                         Page 30