Form 10-Q
period 2000-10-31
AGILE SOFTWARE CORP
filed 2000-12-12
CIK 1088653

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             ---------------------

                                   Form 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 2000

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

The number of shares outstanding of the Registrant's Common Stock as of October 31, 2000 was 47,007,522.

                          AGILE SOFTWARE CORPORATION

                                     INDEX


                                                                       Page No.
                                                                       --------
Part I.  Financial Information

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheet at October 31, 2000
         and April 30, 2000                                                3

         Condensed Consolidated Statement of Operations for the
         Three and Six Months Ended October 31, 2000 and 1999              4

         Condensed Consolidated Statement of Cash Flows for the
         Six Months Ended October 31, 2000 and 1999                        5

         Notes to Condensed Consolidated Financial Statements              6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        10

Item 3.  Quantitative and Qualitative Disclosure about Market Risk        29

Part II. Other Information

Item 1.  Legal Proceedings                                                30

Item 2.  Changes in Securities and Use of Proceeds                        30

Item 3.  Defaults Upon Senior Securities                                  31

Item 4.  Submission of Matters to a Vote of Security Holders              31

Item 5.  Other Information                                                31

Item 6.  Exhibits and Reports on Form 8-K                                 31

Signature                                                                 32

Exhibit Index                                                             33

Part 1 - Financial Information

Item 1.  Financial Statements

                          AGILE SOFTWARE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                (in thousands)
                                  (unaudited)

                                                   October 31,            April 30,
                                                      2000                 2000 (1)
                                                 ----------------      ----------------
ASSETS
Current assets:
    Cash and cash equivalents                           $135,267              $142,721
    Short-term investments                               165,798               157,154
    Accounts receivable, net                              14,922                 6,537
    Other current assets                                   6,592                 4,979
                                                 ----------------      ----------------
        Total current assets                             322,579               311,391

Long-term investments                                      1,515                12,550
Property and equipment, net                               11,139                 6,519
Intangible assets, net                                    74,993                92,965
Other assets                                              14,683                 7,376
                                                 ----------------      ----------------
                                                        $424,909              $430,801
                                                 ================      ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                    $  2,828              $  1,434
    Accrued expenses and other liabilities                 8,080                 6,391
    Deferred revenue                                      14,538                 8,634
    Current portion of capital lease obligations             532                   681
                                                 ----------------      ----------------
        Total current liabilities                         25,978                17,140

Capital lease obligations, noncurrent                        287                   518
Notes payable, noncurrent                                     39                    39
Other liabilities                                            208                   458
                                                 ----------------      ----------------
                                                          26,512                18,155
                                                 ----------------      ----------------

Stockholders' equity:
    Common Stock                                              47                    46
    Additional paid-in capital                           514,146               500,155
    Notes receivable from stockholders                      (773)               (1,460)
    Unearned stock compensation                          (24,240)              (23,838)
    Accumulated other comprehensive loss                     (45)                 (530)
    Accumulated deficit                                  (90,738)              (61,727)
                                                 ----------------      ----------------
        Total stockholders' equity                       398,397               412,646
                                                 ----------------      ----------------
                                                        $424,909              $430,801
                                                 ================      ================

(1) The April 30, 2000 consolidated balance sheet information has been derived from the audited financial statements at that date.

See accompanying notes to these condensed consolidated financial statements.

                          AGILE SOFTWARE CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                              Three Months Ended                 Six Months Ended
                                                  October 31,                       October 31,
                                         -----------------------------     ------------------------------
                                            2000             1999              2000             1999
                                         ------------     ------------     -------------     ------------
Revenues:
    License                              $    15,246      $     4,685      $     26,696      $     8,339
    Professional services                      2,229            1,006             4,265            2,165
    Maintenance                                2,771            1,244             5,053            2,321
                                         -----------      -----------      ------------      -----------
        Total revenues                        20,246            6,935            36,014           12,825
                                         -----------      -----------      ------------      -----------

Cost of revenues:
    License                                      965              305             1,522              528
    Professional services                      1,608              805             3,205            1,726
    Maintenance                                1,057              442             1,945              924
                                         -----------      -----------      ------------      -----------
        Total cost of revenues                 3,630            1,552             6,672            3,178
                                         -----------      -----------      ------------      -----------

Gross profit                                  16,616            5,383            29,342            9,647
                                         -----------      -----------      ------------      -----------

Operating expenses:
    Sales and marketing                       15,381            5,467            28,317           10,013
    Research and development                   5,586            1,708            10,387            3,194
    General and administrative                 1,416              752             2,841            1,505
    Amortization of stock compensation         4,154            2,230             8,570            3,658
    Amortization of intangible assets          8,999                -            18,066                -
                                         -----------      -----------      ------------      -----------
        Total operating expenses              35,536           10,157            68,181           18,370
                                         -----------      -----------      ------------      -----------

Loss from operations                         (18,920)          (4,774)          (38,839)          (8,723)

Interest and other income                      5,008              843            10,034              933
Interest expense                                (152)            (352)             (206)            (569)
                                         -----------      -----------      ------------      -----------

Net loss                                 $   (14,064)     $    (4,283)     $    (29,011)     $    (8,359)
                                         ===========      ===========      ============      ===========

Net loss per share:
    Basic and diluted                    $      (.31)     $      (.14)     $       (.64)     $      (.45)
                                         ===========      ===========      ============      ===========
    Weighted average shares                   45,471           30,406            45,188           18,528
                                         ===========      ===========      ============      ===========

See accompanying notes to these condensed consolidated financial statements.

                          AGILE SOFTWARE CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                    Six Months Ended October 31,
                                                                ------------------------------------
                                                                     2000                1999
                                                                ----------------    ----------------
Cash flows from operating activities:
    Net loss                                                    $       (29,011)    $        (8,359)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
        Provision for doubtful accounts                                      70                  70
        Depreciation and amortization                                    20,272                 743
        Amortization of stock compensation                                8,570               3,658
        Warrant expense                                                       -                 253
        Changes in operating assets and liabilities
             Accounts receivable                                         (8,455)                443
             Other assets, current and non-current                       (2,570)             (1,921)
             Accounts payable                                             1,394                (684)
             Accrued expenses and other liabilities                       1,439               1,197
             Deferred revenue                                             5,904                 548
                                                                ----------------    ----------------
               Net cash used in operating activities                     (2,387)             (4,052)
                                                                ----------------    ----------------

Cash flows from investing activities:
    Purchases of investments                                            (46,472)                  -
    Proceeds from maturities of investments                              49,348                   -
    Purchases of privately-held equity investments                       (6,350)                  -
    Acquisition of property and equipment, net                           (6,919)             (1,518)
                                                                ----------------    ----------------
               Net cash used in investing activities                    (10,393)             (1,518)
                                                                ----------------    ----------------

Cash flows from financing activities:
    Repayment of capital lease obligations                                 (380)               (394)
    Repayment of notes payable                                                -              (3,000)
    Proceeds from issuance of common stock, net of repurchases            5,015              80,017
    Repayment of notes receivable from stockholders                         691                 118
                                                                ----------------    ----------------
               Net cash provided by financing activities                  5,326              76,741
                                                                ----------------    ----------------

Net increase (decrease) in cash and cash equivalents                     (7,454)             71,171

Cash and cash equivalents at beginning of year                          142,721              10,003
                                                                ----------------    ----------------

Cash and cash equivalents at end of year                        $       135,267     $        81,174
                                                                ================    ================

Supplemental disclosure:
    Cash paid for interest                                      $           112     $           207
                                                                ================    ================

Non-cash investing and financing activities:
    Common stock issued in exchange for notes receivable        $             -     $         1,196
                                                                ================    ================

    Property and equipment acquired under capital lease         $             -     $           416
                                                                ================    ================

    Additional deferred stock compensation                      $         8,973     $        10,461
                                                                ================    ================

 See accompanying notes to these condensed consolidated financial statements.

AGILE SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending April 30, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the Securities and Exchange Commission's rules and regulations. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes for the fiscal year ended April 30, 2000, included in the Company's Annual Report on Form 10-K filed July 24, 2000 with the Securities and Exchange Commission.

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

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

Revenues from professional services consist of implementation and training services. Training revenues are recognized as the services are performed. Implementation services are typically performed under fixed-price contracts and accordingly, revenues are recognized upon customer acceptance. A provision for estimated losses on fixed-price professional service contracts is recognized during the period in which the loss becomes known.

Maintenance revenues are recognized ratably over the term of the maintenance contract, which is generally twelve months. Maintenance contracts include the right to unspecified upgrades, on a when-and-if available basis, and ongoing support.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                      Three Months Ended                Six Months Ended
                                                           October 31,                     October 31,
                                                ------------------------------    -----------------------------
                                                    2000             1999             2000            1999
                                                -------------    -------------    -------------    ------------
Numerator:
    Net loss                                    $     (14,064)   $      (4,283)   $     (29,011)   $     (8,359)
                                                =============    =============    =============    ============
Denominator:
    Weighted average shares                            46,788           32,652           46,641          20,722
    Weighted average unvested shares of
      Common Stock subject to repurchase               (1,317)          (2,246)          (1,453)         (2,194)
                                                -------------    -------------    -------------    ------------
    Denominator for basic and diluted
      calculation                                      45,471           30,406           45,188          18,528
                                                =============    =============    =============    ============
Net loss per share:
    Basic and diluted                           $        (.31)   $        (.14)   $        (.64)   $       (.45)
                                                =============    =============    =============    ============

At October 31, 2000, approximately 11,530,000 potential shares of Common Stock are excluded from the determination of diluted net loss per share as the effect of such shares is antidilutive.

4.   Comprehensive Loss

"Other Comprehensive Loss" refers to revenues, expenses and gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. The components of comprehensive loss for the three months ended and six months ended October 31, 2000 and 1999 were as follows (in thousands):

                                                Three Months Ended                 Six Months Ended
                                                     October 31,                      October 31,
                                            ------------------------------    ----------------------------
                                                2000             1999            2000            1999
                                            -------------    -------------    ------------    ------------
Net loss                                    $     (14,064)   $      (4,283)   $    (29,011)   $     (8,359)
Unrealized gain on securities                         252                -             485               -
                                            -------------    -------------    ------------    ------------
Comprehensive loss                                (13,812)          (4,283)        (28,526)         (8,359)
                                            =============    =============    ============    ============

5.   Segment Information

The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the three and six months ended October 31, 2000 and 1999, the Company operated in a single business segment, primarily in the United States. Through October 31, 2000, foreign operations were not significant in either revenue or investment in long-lived assets.

6.   Unearned stock compensation

In connection with certain stock options and warrants granted to employees and consultants, the Company recorded unearned stock-based compensation of $9.0 million for the six months ended October 31, 2000 representing the difference between the option exercise price and fair value of the Company's common stock on the date of grant. Such amount is presented as a reduction of stockholders' equity and amortized over the vesting period of the applicable option, generally four years. Stock compensation expense for employees and consultants was $4.2 million and $2.2 million for the three months ended October 31, 2000 and October 31, 1999, respectively, and $8.6 million and $3.7 million for the six months ended October 31, 2000 and October 31, 1999, respectively.

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

In September 2000, in connection with a marketing alliance with a third party, the Company issued a warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $67.05 per share, the fair value of the Company's common stock on the date of the agreement. The Company recorded a charge of $2.0 million representing the fair value of the warrant, estimated using the Black-Scholes option pricing model. Such amount is presented as a reduction of stockholders' equity and is being amortized to expense over the three-year life of the marketing alliance.

7.   Intangible Assets

In connection with our acquisition of Digital Markets, Inc. in December 1999, the Company recorded goodwill and other intangible assets of approximately $109.3 million, of which $1.3 million was immediately expensed as acquired in-process research and development. Goodwill and other intangible assets are presented at cost, net of accumulated amortization. Amortization is computed using the straight-line method over the estimated useful life of the assets, which is generally three years. Amortization of goodwill and intangibles for the three months and six months ended October 31, 2000 was $9.0 million and $18.1 million, respectively. At each balance sheet date, the Company assesses the value of recorded intangible assets for possible impairment based upon a number of factors including turnover of the acquired workforce and the undiscounted value of expected future operating cash flows. Since inception, the Company has not recorded any provisions for possible impairment of intangible assets.

8.   Borrowings

The Company had a line-of-credit agreement with a bank that provided for borrowings of up to $5,000,000, including $500,000 available for the issuance of letters of credit and foreign currency exchange activity. Borrowings under the line-of-credit agreement bore interest at an annual rate of 8.5%, subject to adjustment by the bank. Borrowings under the line of credit were secured by the assets of the Company. The line-of-credit agreement expired in August 2000 and was not renewed by the Company.

9.   Investments

The Company's investments comprise U.S., state, and municipal government obligations; corporate debt securities; and foreign debt securities. Investments with maturities of less than one year are considered short-term and are carried at fair value. All investments are primarily held in the Company's name and custodied with one major financial institution. The specific identification method is used to determine the cost of securities disposed. At October 31, 2000 and April 30, 2000, substantially all of the Company's investments were classified as available for sale. Unrealized gains and losses on these investments are included as a separate component of stockholders' equity.

The Company also has certain other minority investments in non-publicly traded companies. These investments are included in other assets on the Company's balance sheet and are generally carried at cost. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. At October 31, 2000 and April 30, 2000, the Company had $13.4 million and $7.0 million invested in such companies, respectively.

10.  Payroll Taxes Associated with Stock Option Exercises

In October 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on Issue No. 00-16, "Recognition and Measurement of Employer Payroll Taxes on Stock-Based Compensation ("EITF 00-16") which requires that payroll taxes paid on the difference between the exercise price and the fair value of acquired stock in association with an employee's exercise of stock options to be treated as operating expenses. Payroll taxes on stock option exercises were $269,000 in the second quarter of fiscal 2001.

11.  Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive loss, depending on the type of hedging relationship that exists. In July 1999, the Financial Accounting Standard Boards issued SFAS No. 137, or "SFAS 137," "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal year beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities. The Company is currently evaluating the impact SFAS 133 and SFAS 137 will have on its financial position and results of operations.

In December 1999, Staff Accounting Bulletin No. 101, or SAB 101, was issued to summarize the Securities and Exchange Commission's (SEC) views in applying generally accepted accounting principles to revenue recognition in financial statements. On October 31, 2000, the SEC issued SAB 101, Revenue Recognition in Financial Statement--Frequently Asked Questions (FAQ). SAB 101 becomes effective in the Company's quarter ended April 30, 2001. The Company is currently evaluating the impact that SAB 101 and the FAQ will have on its financial position and results of operations.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, or FIN 44, "Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB 25," which clarifies the application of Opinion 25 for (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of the provisions of FIN 44 did not have a material effect on our financial position and results of operations.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a discrepancy include, but are not limited to, those discussed in "Other Factors Affecting Operating Results" and "Liquidity and Capital Resources" below, as well as Risk Factors included in our Annual Report on Form 10-K filed on July 24, 2000 with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this report.


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

Customers who license our software products receive a license for our application servers, one or more user licenses, and third-party provided adapters to connect with the customer's other existing enterprise systems. Our customers generally purchase a limited number of user licenses at the time of the initial license of the software products and may purchase additional user licenses as needed. Customers may purchase implementation services from us. These professional services are generally provided on a fixed-price basis and are often provided by third-party consulting organizations. We also offer fee-based training services to our customers. As of October 31, 2000, over 98% of our customers who licensed our products had purchased maintenance contracts, which provide unspecified software upgrades on a when-and-if available basis, and technical support over a stated term, which is generally a twelve-month period, and over 95% of our customers had renewed their maintenance contracts. We may not be able to maintain or continue these rates of purchases or renewals of maintenance agreements.

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

In connection with the grant of stock options and warrants to employees and consultants, we recorded aggregate unearned stock compensation of $9.0 million for the six months ended October 31, 2000, representing the difference between the fair value of our common stock at the date of grant and the exercise price of such options for employees. For consultants, the amount charged to deferred stock compensation represents the fair value of the stock option itself, valued using the Black-Scholes option pricing model. Such amount is presented as a reduction of stockholders' equity and amortized over the vesting period of the applicable option for employees, generally four years, and over the service period for consultants.

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

In September 2000, in connection with a marketing alliance with a third party, the Company issued a warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $67.05 per share, the fair value of the Company's common stock on the date of the agreement. The Company recorded a charge of $2.0 million representing the fair value of the warrant using the Black-Scholes option pricing model. Such amount is presented as a reduction of stockholders' equity and is being amortized to expense over the three-year life of the marketing alliance.

In connection with our acquisition of Digital Markets, Inc. in December 1999, we recorded goodwill and other intangible assets of approximately $109.3 million, of which $1.3 million was charged to expense as acquired in-process research and development in fiscal 2000. Goodwill and intangible assets are presented at cost, net of accumulated amortization. Amortization is computed using the straight-line method over the estimated useful life of the assets, which is generally three years. At each balance sheet date, the Company assesses the value of recorded intangible assets for possible impairment based upon a number of factors including turnover of the acquired workforce and the undiscounted value of expected future operating cash flows. Since inception, the Company has not recorded any provisions for possible impairment of intangible assets.

Although our total revenues have increased from year to year, we have incurred significant costs to develop our products and to recruit and train personnel for our sales, marketing, engineering, professional services and administration departments. As a result, we have incurred significant losses since inception, and as of October 31, 2000, had an accumulated deficit of $90.7 million.

We intend to continue to incur significant sales and marketing, research and development and general and administrative expenses. For example, we had 398 full-time employees at October 31, 2000, compared to 188 at October 31, 1999. We will seek to hire additional employees in the future. We expect to continue to incur operating losses for the foreseeable future. In order to achieve profitability, we will need to increase our revenues significantly. Therefore, we cannot be sure that we will ever attain or maintain profitability. The continued expansion of our business will also place significant demands on our management and operational resources. To manage this rapid growth and increased demands, we must improve existing and implement new operational and financial systems, procedures and controls. We must also hire, train, manage, retain and motivate qualified personnel. We expect future expansion to continue to challenge our ability to hire, train, manage, retain and motivate our employees.

In view of the rapidly changing nature of our market and our limited operating history, we believe that period-to-period comparisons of our revenues and other operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our historic revenue growth rates are not necessarily sustainable or indicative of our future growth.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total revenues:

                                                 Three Months Ended                 Six Months Ended
                                                     October 31,                       October 31,
                                            ------------------------------    ------------------------------
                                                2000             1999             2000             1999
                                            -------------    -------------    -------------    -------------
Revenues:
  License                                        75%              68%              74%              65%
  Professional services                          11               14               12               17
  Maintenance                                    14               18               14               18
                                            -------------    -------------    -------------    -------------
     Total revenues                             100              100              100              100
                                            -------------    -------------    -------------    -------------

Cost of revenues:
  License                                         5                4                4                4
  Professional services                           8               12                9               14
  Maintenance                                     5                6                6                7
                                            -------------    -------------    -------------    -------------
   Total cost of revenues                        18               22               19               25
                                            -------------    -------------    -------------    -------------

Gross profit                                     82               78               81               75
                                            -------------    -------------    -------------    -------------

Operating expenses:
  Sales and marketing                            76               79               79               78
  Research and development                       28               25               29               25
  General and administrative                      7               11                8               12
  Amortization of stock compensation             21               32               23               28
  Amortization of intangible assets              44               --               50               --
                                            -------------    -------------    -------------    -------------
    Total operating expenses                    176              147              189              143
                                            -------------    -------------    -------------    -------------

Loss from operations                            (94)             (69)            (108)             (68)
Interest income (expense), net                   25                7               27                3
                                            -------------    -------------    -------------    -------------
Net loss                                        (69%)            (62%)            (81%)            (65%)
                                            =============    =============    =============    =============

Three and Six Months Ended October 31, 2000 and 1999

Revenues

Our total revenues for the second quarter ended October 31, 2000 were $20.2 million, representing an increase of $13.3 million, or 192%, from the revenues of $6.9 million in the quarter ended October 31, 1999. Our total revenues for the six months ended October 31, 2000 were $36.0 million, representing an increase of $23.2 million, or 181%, from the revenues of $12.8 million for the six months ended October 31, 1999. We had no customers that accounted for more than 10% of our total revenues in the three or six months ended October 31, 2000 or 1999.

License Revenues. Our license revenues for the second quarter ended October 31, 2000 were $15.2 million, representing an increase of $10.5 million, or 225%, from the license revenues of $4.7 million in the quarter ended October 31, 1999. Our license revenues for the six months ended October 31, 2000 were $26.7 million, representing an increase of $18.4 million, or 220%, from the revenues of $8.3 million for the six months ended October 31, 1999. License revenues as a percentage of total revenues were 75% and 74% for the three and six months ended October 31, 2000, respectively, and 68% and 65% for the three and six months ended October 31, 1999, respectively. The increase in our license revenues from the prior year periods was due to software licensed to new customers and additional software licensed to existing customers.

Professional Services Revenues. Our professional services revenues for the second quarter ended October 31, 2000 were $2.2 million, representing an increase of $1.2 million, or 121%, from the professional services revenues of $1.0 million for the quarter ended October 31, 1999. Our professional services revenues for the six months ended October 31, 2000 were $4.3 million, representing an increase of $2.1 million, or 97%, from the professional services revenues of $2.2 million in the six months ended October 31, 1999. Professional services revenues as a percentage of total revenues were 11% and 12% for the three and six months ended October 31, 2000, respectively, and 14% and 17% for the three and six months ended October 31, 1999, respectively. The increase in professional services revenues in absolute dollars was due to increased license revenues and an increased range of services, consisting of additional data migration and integration services. The decrease in professional services revenues as a percentage of total revenues is due to the increased percentage of professional services that were provided by third party implementers who invoiced the customer directly. We anticipate that professional services revenues will continue to decline as a percentage of total revenues.

Maintenance Revenues. Our maintenance revenues for the second quarter ended October 31, 2000 were $2.8 million, representing an increase of $1.6 million, or 123%, from the maintenance revenues of $1.2 million for the quarter ended July 31, 1999. Our maintenance revenues for the six months ended October 31, 2000 were $5.1 million, representing an increase of $2.8 million, or 118%, from the maintenance revenues of $2.3 million for the six months ended July 31, 1999. Maintenance revenues as a percentage of total revenues were 14% for both the three and six months ended October 31, 2000 and 18% for both the three and six months ended October 31, 1999. The increase in maintenance revenues in absolute dollars from the prior year periods was attributable to increased licenses for our products. The decrease in maintenance revenues as a percentage of total revenues from the prior year periods was due to a higher proportion of license revenues to total revenues resulting from increased market acceptance of our products.

Cost of Revenues

Cost of License Revenues. Cost of license revenues for the second quarter ended October 31, 2000 was $965,000, representing an increase of $660,000, or 216%, from the cost of license revenues of $305,000 for the quarter ended October 31, 1999. Cost of license revenues for the six months ended October 31, 2000 was $1.5 million, representing an increase of $994,000, or 188%, from the cost of license revenues of $528,000 for the six months ended October 31, 1999. Cost of license revenues as a percentage of license revenues was 6% for both the three and six months ended October 31, 2000, and 7% and 6% for the three and six months ended October 31, 1999, respectively. The increase in the cost of license revenues in absolute dollars in the three and six months ended October 31, 2000 reflects increased expenses associated with the sub-licensing of third-party software used in our products.

Cost of Professional Services Revenues. Cost of professional services revenues for the second quarter ended October 31, 2000 were $1.6 million, representing an increase of $803,000, or 100%, from the cost of professional services revenues of $805,000 for the quarter ended October 31, 1999. Cost of professional services revenues for the six months ended October 31, 2000 were $3.2 million, representing an increase of $1.5 million, or 86%, from the cost of professional services revenues of $1.7 million for the six months ended October 31, 1999. Cost of professional services revenues as a percentage of professional services revenues was 72% and 75% for the three and six months ended October 31, 2000, respectively, and 80% for both the three and six months ended October 31, 1999. The increase in cost of professional services revenues in absolute dollars from the prior periods was due to increased professional services personnel necessary to support our increased customer base. In certain periods in the past, and potentially in the future, our cost of professional services revenues exceeded our professional services revenues, primarily because the actual cost of providing the services, whether provided internally or through third parties, exceeded the fixed price payment received from some of our customers for such services. In addition, as we increase the size of our professional services staff, we will incur payroll, training and related costs for new personnel before they become fully productive.

Cost of Maintenance Revenues. Cost of maintenance revenues for the second quarter ended October 31, 2000 was $1.1 million, representing an increase of $615,000, or 139%, from the cost of maintenance revenues of $442,000 for the quarter ended October 31, 1999. Cost of maintenance revenues for the six months ended October 31, 2000 was $1.9 million, representing an increase of $1.0 million, or 111%, from the cost of maintenance revenues of $924,000 for the six months ended October 31, 1999.

Cost of maintenance revenues as a percentage of maintenance revenues was 38% for both the three and six months ended October 31, 2000 and 36% and 40% for the three and six months ended October 31, 1999, respectively. The decrease in cost of maintenance revenues as a percentage of maintenance revenues in the six months ended October 31, 2000 over the prior year period was due to economies of scale realized as a result of continued increased management personnel and experienced maintenance personnel.

Operating Expenses

Sales and Marketing. Sales and marketing expenses for the second quarter ended October 31, 2000 were $15.4 million, representing an increase of $10.0 million, or 181%, from the sales and marketing expenses of $5.5 million for the quarter ended October 31, 1999. Sales and marketing expenses were $28.3 million for the six months ended October 31, 2000, representing an increase of 183%, or $18.3 million, from the sales and marketing expenses of $10.0 for the six months ended October 31, 1999. Sales and marketing expenses as a percentage of total revenues were 76% for the three months ended and 79% for the six months ended October 31, 2000, compared to 79% for the three months ended and 78% for the six months ended October 31, 1999. The increase in sales and marketing expenses for the three and six months ended October 31, 2000, compared to the corresponding periods in the prior fiscal year, reflect significant increased personnel-related expenses such as salaries, benefits and commissions, recruiting fees, travel expenses and related costs of hiring sales management, sales representatives, sales engineers and marketing personnel. We anticipate that our sales and marketing expenses will increase in absolute dollars for the foreseeable future as we continue to expand our domestic and international sales force.

Research and Development. Research and development expenses for the second quarter ended October 31, 2000 were $5.6 million, representing an increase of $3.9 million, or 227%, from the research and development expenses of $1.7 million for the quarter ended October 31, 1999. Research and development expenses were $10.4 million for the six months ended October 31, 2000, representing an increase of 225%, or $7.2 million, from the research and development expenses of $3.2 million for the six months ended October 31, 1999. Research and development expenses as a percentage of total revenues were 28% for the three months ended and 29% for the six months ended October 31, 2000, compared to 25% for the three months and six months ended October 31, 1999. The increase in research and development expenses for the three and six month period ended October 31, 2000, compared to the corresponding periods in the prior fiscal year was due to the increase in the number of our software developers, quality assurance personnel and outside contractors needed to support our product development, documentation and testing activities related to the development and release of the latest versions of our products. We anticipate that research and development expenses will continue to increase in absolute dollars for the foreseeable future as we continue to add to our research and development staff.

General and Administrative. General and administrative expenses for the second quarter ended October 31, 2000 were $1.4 million, representing an increase of $664,000, or 88%, from the general and administrative expenses of $752,000 for the quarter ended October 31, 1999. General and administrative expenses were $2.8 million for the six months ended October 31, 2000, representing an increase of 89%, or $1.3 million, from the general and administrative expenses of $1.5 million for the six months ended October 31, 1999. General and administrative expenses as a percentage of total revenues were 7% for the three months ended and 8% for the six months ended October 31, 2000, compared to 11% for the three months ended and 12% for the six months ended October 31, 1999. The increase in general and administrative expenses in absolute dollar for the three and six month period ended October 31, 2000, compared to the corresponding periods in the prior fiscal year was due to hiring additional finance and administrative personnel to support the growth of our business during that period. We expect that general and administrative expenses will increase in absolute dollars for the foreseeable future as we expand our operations and incur the normal costs of a public company.

Amortization of Stock Compensation. We recognized amortization of stock compensation of approximately $4.2 million and $8.6 million for the three and six months ended October 31, 2000, compared to $2.2 million and $3.7 million for the three and six months ended October 31, 1999.

Amortization of Goodwill and Purchased Intangible Assets. Of the $102.5 million purchase price paid for Digital Market, Inc. in December 1999, $103.8 million was allocated to goodwill and $4.1 million was allocated to intangible assets, both of which are being amortized over a period of 3 years. Amortization of goodwill and intangibles was $9.0 million and $18.1 million in the three and six month ended October 31, 2000.

Interest income (expense), was $4.9 million and $9.8 million for the three and six month period ended October 31, 2000 compared to $491,000 and $364,000 for the three and six month period ended October 31, 1999. This increase was due primarily to higher interest income generated from the increase in cash and cash equivalents as a result of our initial public offering and follow-on public offerings in fiscal 2000.

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

Liquidity and Capital Resources

We have historically satisfied our cash requirements primarily through issuances of equity securities and lease and debt financing. In August 1999, we completed our initial public offering and concurrent private placement of our common stock, which resulted in net proceeds to the Company of approximately $80.4 million, before offering expenses. We used $20.0 million of the proceeds from our initial public offering to pay the cash portion of the consideration payable by us in our acquisition of Digital Market. In December 1999, we completed a follow-on public offering, which resulted in net proceeds to the Company, before offering expenses, of $272.6 million. Prior to the offerings we had financed our operations through private sales of preferred stock, with net proceeds of $26.2 million, and through bank loans and equipment leases.

We had a $5.0 million senior line of credit facility with a bank, borrowings thereunder bearing interest at 8.5%, which expired on August 31, 2000 and was not renewed by the Company. At October 31, 2000, no balance was outstanding under this line of credit. Accounts receivable and certain other assets of ours secure this line of credit. Capital lease obligations, including both short-term and long-term portions, were $819,000 at October 31, 2000, and are payable through fiscal 2003.

As of October 31, 2000, we had cash, cash equivalents and short-term investments of $301.1 million, an increase from $300.0 million of cash, cash equivalents and short-term investments held as of April 30, 2000. Our working capital at October 31, 2000 was $296.6 million.

Operating activities used cash of $2.1 million for the six months ended October 31, 2000 and $4.1 million for the six months ended October 31, 1999. Net cash used in operating activities in the six months ended October 31, 2000 was due primarily to our net loss and increases in accounts receivable and other assets, partially offset by charges for depreciation and amortization, and increases in deferred revenue and accrued expenses. Net cash used in operating activities in the six month ended October 31, 1999 was due primarily to our net loss, an increase in other assets and a decrease in accounts payable, partially offset by increases in depreciation and amortization expenses and accounts payable.

Investing activities used cash of $10.4 million in the quarter ended October 31, 2000 and $1.5 million in the six months ended October 31, 1999. Net cash used in investing activities in the six months ended October 31, 2000 consisted of purchases of privately-held equity investments and purchases of property and equipment partially offset by net maturities of marketable investments. Purchases of property and equipment were approximately $6.9 million in the six months ended October 31, 2000 and $1.5 million in the six months ended October 31, 1999. These expenditures were primarily for computer hardware and software and furniture and fixtures. We expect that capital expenditures will continue to increase to the extent we continue to increase our headcount or expand our operations.

Financing activities provided cash of $5.3 million in the six months ended October 31, 2000 and provided cash of $76.7 million in the six months ended October 31, 1999. Net cash was provided in the six months ended October 31, 2000 from the sale of common stock under employee stock option plans. Net cash was provided in the six months ended October 31, 1999 from our initial public offering in August 1999.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive loss, depending on the type of hedging relationship that exists. In July 1999, the Financial Accounting Standard Boards issued SFAS No. 137, or "SFAS 137," "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal year beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities. The Company is currently evaluating the impact SFAS 133 and SFAS 137 will have on its financial position and results of operations.

In December 1999, Staff Accounting Bulletin No. 101, or SAB 101, was issued to summarize the Securities and Exchange Commission's (SEC) views in applying generally accepted accounting principles to revenue recognition in financial statements. On October 31, 2000, the SEC issued SAB 101, Revenue Recognition in Financial Statement--Frequently Asked Questions (FAQ). SAB 101 becomes effective in the Company's quarter ended April 30, 2001. The Company is currently evaluating the impact that SAB 101 and the FAQ will have on its financial position and results of operations.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, or FIN 44, "Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB 25," which clarifies the application of Opinion 25 for (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of the provisions of FIN 44 did not have a material effect on our financial position and results of operations.

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

 We Have a History of Losses, We Expect to Incur Losses in the Future and We May Not Achieve or Maintain Profitability

As of October 31, 2000, we had an accumulated deficit of approximately $90.7 million. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses. We have incurred and expect to continue to incur substantial non-cash costs relating to the amortization of intangible assets and stock compensation which will contribute to our net losses. We expect to incur losses for the foreseeable future. We will need to generate significant increases in revenues to achieve and maintain profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

Furthermore, customers may defer or reconsider purchasing products if they experience a downturn in their business or if there is a downturn in the general economy. We will continue to determine our investment and expense levels based on expected future revenues. Significant portions of our expenses are not variable in the short term, and we cannot reduce them quickly to respond to decreases in revenues. Therefore, if revenues are below expectations, this shortfall is likely to adversely and disproportionately affect our operating results.

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

 If We Are Unable to Timely Expand Our International Operations, We May Not Achieve Anticipated Revenue Growth

We believe that expansion of our international operations will be necessary for our future success, and a key aspect to our business strategy has been and is to expand our sales and support organizations internationally. Therefore, we believe that we will need to commit additional significant resources to expand our international operations. We employ sales professionals in Europe and the Asia-Pacific market. If we are unable to successfully expand further in these international markets on a timely basis, we may not be able to achieve anticipated revenue growth. This expansion may be more difficult or take longer than we anticipate, and we may not be able to successfully market, sell, deliver and support our products internationally.

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

 In Order to Manage Our Growth and Expansion, We Will Need to Improve and Implement New Systems, Procedures and Controls

We have recently experienced a period of rapid growth and expansion that has placed a significant strain on our management information systems and our administrative, operational and financial resources. For example, we have grown from 170 employees at October 31, 1999 to 398 employees at October 31, 2000. If we are unable to manage our growth and expansion in an efficient or timely manner, our business will be seriously harmed. In addition, we have recently hired a significant number of employees and plan to further increase our total headcount. We also plan to expand the geographic scope of our operations. This expansion has resulted and will continue to result in substantial demands on our management resources. To accommodate continued anticipated growth and expansion, we will be required to:

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

 We Are Subject to Employer Payroll Taxes When Our Employees Exercise Their Stock Options That Could Adversely Affect Our Results of Operations

The employer payroll taxes are assessed on each employee's gain, which is the difference between the price of our common stock on the date of exercise and the exercise price. During a particular period, these payroll taxes could be material. These employer payroll taxes would be recorded as an expense and are assessed at tax rates that varies depending upon the employee's taxing jurisdiction in the period such options are exercised based on actual gains realized by employees. However, because we are unable to predict how many stock options will be exercised, at what price and in which country during any particular period, we cannot predict, the amount, if any, of employer payroll expense will be recorded in a future period or the impact on our future financial results.

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

Other Investments

We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations. As of October

31, 2000, we had $13.3 million invested in privately-held companies. For these investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Changes in Securities and Use of Proceeds.


(a) Issuances of Securities

In August 2000, we issued a warrant to purchase 50,000 shares of our common stock in connection with the establishment of an alliance with an outside party. The warrant to purchase our common stock became exercisable immediately. The warrant expires upon the termination of the agreement. The offer and sale of the warrants to purchase Common Stock was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The Company relied on the following criteria to make such exemption available: the number of offerees, the size and manner of the offering, the sophistication of the offerees and the availability of material information.

In September 2000, we issued an aggregate of 82,222 shares of our common stock upon the exercise of an outstanding warrant to purchase our Common Stock on a net issuance basis, at an exercise price of $74.92 per share. The offer and sale of the warrant to purchase Common Stock and the Common Stock issuable upon exercise thereof, was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The Company relied on the following criteria to make such exemption available: the number of offerees, the size and manner of the offering, the sophistication of the offerees and the availability of material information.

(b)  Use of Proceeds

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

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.


The Company held its annual meeting of stockholders in San Jose, California on August 30, 2000. Of the 46,544,328 shares outstanding as of the record date, 36,949,317 shares were present or represented by proxy at the meeting. At the meeting, the following actions were voted upon:

(1) elected Klaus-Dieter Laidig as a Class I director. Klaus-Dieter Laidig received 36,922,408 affirmative votes and 26,909 withheld votes. The following directors continued in office after the meeting: Nancy J. Schoendorf, James L. Patterson, Bryan D. Stolle and Thomas P. Shanahan

(2) ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the year ending April 30, 2001, with 36,928,439 affirmative votes, 6,054 negative votes, and 14,824 abstentions.

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

           10.18 First Amendment to Office Lease dated as of October 18, 2000 by and between 55 Almaden Boulevard Limited Partnership and Agile Software Corporation.

           10.19 Fifth Amendment to Office Lease dated as of October 10, 2000 by and between North Block Partnership and Agile Software Corporation.

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



                                             AGILE SOFTWARE CORPORATION

                                              /s/ Thomas P. Shanahan
                                             -----------------------------------
                                             By: Thomas P. Shanahan
                                             Executive Vice President
                                             and Chief Financial Officer
                                             (Principal Financial and Accounting
                                             Officer)

                                             Date: December 12, 2000

EXHIBIT INDEX

Exhibit No.                         Description
-----------                         -----------

10.18 First Amendment to Office Lease dated as of October 18, 2000 by and between 55 Almaden Boulevard Limited Partnership and Agile Software Corporation.

10.19 Fifth Amendment to Office Lease dated as of October 10, 2000 by and between North Block Partnership and Agile Software Corporation

27.1 Financial Data Schedule (filed only with the electronic submission of Form 10-Q in accordance with the Edgar requirements)