Form 10-Q
period 2001-01-31
AGILE SOFTWARE CORP
filed 2001-03-12
CIK 1088653

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                   Form 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                             EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X  No
                                       --    --

The number of shares outstanding of the Registrant's Common Stock as of January 31, 2001 was 47,220,184.

                          AGILE SOFTWARE CORPORATION

                                     INDEX


                                                                        Page No.
                                                                        --------
Part I.  Financial Information

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheet at January 31, 2001
         and April 30, 2000                                                3

         Condensed Consolidated Statement of Operations for the
         Three and Nine Months Ended January 31, 2001 and 2000             4

         Condensed Consolidated Statement of Cash Flows for the
         Nine Months Ended January 31, 2001 and 2000                       5

         Notes to Condensed Consolidated Financial Statements              6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        11

Item 3.  Quantitative and Qualitative Disclosure about Market Risk        31

Part II. Other Information

Item 1.  Legal Proceedings                                                32

Item 2.  Changes in Securities and Use of Proceeds                        32

Item 3.  Defaults Upon Senior Securities                                  32

Item 4.  Submission of Matters to a Vote of Security Holders              32

Item 5.  Other Information                                                32

Item 6.  Exhibits and Reports on Form 8-K                                 32

Signature                                                                 34

Exhibit Index                                                             35

Part 1 - Financial Information

Item 1.  Financial Statements

                          AGILE SOFTWARE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                (in thousands)
                                  (unaudited)

                                                                   January 31,         April 30,
                                                                       2001             2000 (1)
                                                                  --------------     --------------
ASSETS
Current assets:
   Cash and cash equivalents                                         $ 136,827          $142,721
   Short-term investments                                              170,101           157,154
   Accounts receivable, net                                             18,271             6,537
   Other current assets                                                  8,921             4,979
                                                                  --------------     --------------
       Total current assets                                            334,120           311,391

Long-term investments                                                        -            12,550
Property and equipment, net                                             12,330             6,519
Intangible assets, net                                                  65,331            92,965
Other assets                                                            14,577             7,376
                                                                  --------------     --------------
                                                                     $ 426,358          $430,801
                                                                  --------------     --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                  $   5,617          $  1,434
   Accrued expenses and other liabilities                               10,352             6,391
   Deferred revenue                                                     17,988             8,634
   Current portion of capital lease obligations                            469               681
                                                                  --------------     --------------
       Total current liabilities                                        34,426            17,140

Capital lease obligations, noncurrent                                      192               518
Notes payable, noncurrent                                                   39                39
Other liabilities                                                           83               458
                                                                  --------------     --------------
                                                                        34,740            18,155
                                                                  --------------     --------------

Stockholders' equity:
   Common Stock                                                             47                46
   Additional paid-in capital                                          512,047           500,155
   Notes receivable from stockholders                                     (617)           (1,460)
   Unearned stock compensation                                         (16,886)          (23,838)
   Accumulated other comprehensive income (loss)                           358              (530)
   Accumulated deficit                                                (103,331)          (61,727)
                                                                  --------------     --------------
       Total stockholders' equity                                      391,618           412,646
                                                                  --------------     --------------
                                                                     $ 426,358          $430,801
                                                                  --------------     --------------

(1) The April 30, 2000 consolidated balance sheet information has been derived from the audited financial statements at that date.

See accompanying notes to these condensed consolidated financial statements.

                          AGILE SOFTWARE CORPORATION
                CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                       Three Months Ended              Nine Months Ended
                                                                           January 31,                    January 31,
                                                                    ---------------------------    --------------------------
                                                                        2001           2000            2001          2000
                                                                    -----------    ------------    -----------    -----------
Revenues:
  License                                                            $  19,058      $   5,814       $  45,754      $  14,153
  Professional services                                                  2,291          1,277           6,556          3,442
  Maintenance                                                            3,676          1,472           8,729          3,793
                                                                    -----------    ------------    -----------    -----------
    Total revenues                                                      25,025          8,563          61,039         21,888
                                                                    -----------    ------------    -----------    -----------

Cost of revenues:
  License                                                                1,184            448           2,706            976
  Professional services (exclusive of stock compensation
    of $163 and $140 for the three months ended
    January 31, 2001 and 2000, and $511 and $276 for the
    nine months ended January 31, 2001 and 2000, respectively            1,526          1,020           4,731          2,746
  Maintenance (exclusive of stock compensation
    of $31 and $36 for the three months ended
    January 31, 2001 and 2000, and $99 and $71 for the
    nine months ended January 31, 2001 and 2000, respectively            1,545            603           3,490          1,527
                                                                    -----------    ------------    -----------    -----------
      Total cost of revenues                                             4,255          2,071          10,927          5,249
                                                                    -----------    ------------    -----------    -----------
Gross profit                                                            20,770          6,492          50,112         16,139
                                                                    -----------    ------------    -----------    -----------

Operating expenses:
  Sales and marketing (exclusive of stock compensation
    of $1,939 and $1,811 for the three months ended
    January 31, 2001 and 2000, and $5,960 and $3,580 for the
    nine months ended January 31, 2001 and 2000, respectively           16,602          7,248          44,919         17,261
  Research and development (exclusive of stock compensation
    of $893 and $1,020 for the three months ended
    January 31, 2001 and 2000, and $3,160 and $2,015 for the
    nine months ended January 31, 2001 and 2000, respectively            7,202          2,836          17,589          6,030
  General and administrative (exclusive of stock compensation of $712 and $950 for the three months ended
    January 31, 2001 and 2000, and $2,578 and $1,673 for the
    nine months ended January 31, 2001 and 2000, respectively            1,641            864           4,482          2,369
  Amortization of stock compensation                                     3,738          3,957          12,308          7,615
  Amortization of intangible assets                                      8,999          5,965          27,065          5,965
  Acquired in-process technology                                             -          1,300               -          1,300
                                                                    -----------    ------------    -----------    -----------
      Total operating expenses                                          38,182         22,170         106,363         40,540
                                                                    -----------    ------------    -----------    -----------

Loss from operations                                                   (17,412)       (15,678)        (56,251)       (24,401)

Interest and other income                                                4,993          2,853          15,027          3,786
Interest and other expense                                                (174)          (107)           (380)          (676)
                                                                    -----------    ------------    -----------    -----------
Net loss                                                             $ (12,593)     $ (12,932)      $ (41,604)     $ (21,291)
                                                                    ===========    ============    ===========    ===========
Net loss per share:
  Basic and diluted                                                  $    (.27)     $    (.31)      $    (.92)     $    (.81)
                                                                    ===========    ============    ===========    ===========
  Weighted average shares                                               46,014         42,158          45,464         26,404
                                                                    ===========    ============    ===========    ===========

 See accompanying notes to these condensed consolidated financial statements.

                         AGILE SOFTWARE CORPORATION
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                               (in thousands)
                                 (unaudited)

                                                                               Nine Months Ended January 31,
                                                                               ------------------------------
                                                                                    2001             2000
                                                                               -------------    -------------
Cash flows from operating activities:
  Net loss                                                                     $    (41,604)    $    (21,291)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Acquired in-process technology                                                      -            1,300
      Depreciation and amortization                                                  30,943            7,257
      Amortization of stock compensation and warrants                                12,308            7,868
      Change in operating assets and liabilities
        Accounts receivable, net                                                    (11,734)          (1,195)
        Other assets, current and non-current                                        (4,793)            (443)
        Accounts payable                                                              4,183              545
        Accrued expenses and other liabilities                                        3,586           (3,059)
        Deferred revenue                                                              9,354            2,390
                                                                               -------------    -------------
          Net cash provided by (used in) operating activities                         2,243           (6,628)
                                                                               -------------    -------------
Cash flows from investing activities:
  Purchases of investments                                                         (117,703)        (102,330)
  Proceeds from maturities of investments                                           118,194            6,438
  Purchases of privately-held equity investments                                     (6,350)               -
  Cash paid in business combination                                                       -          (22,362)
  Acquisition of property and equipment, net of disposals                            (9,782)          (3,097)
                                                                               -------------    -------------
          Net cash used in investing activities                                     (15,641)        (121,351)
                                                                               -------------    -------------
Cash flows from financing activities:
  Repayment of capital lease obligations                                               (538)            (611)
  Repayment of notes payable                                                              -           (3,078)
  Proceeds from issuance of common stock, net of repurchases                          7,195          351,730
  Repayment of notes receivable from stockholders                                       847              531
                                                                               -------------    -------------
          Net cash provided by financing activities                                   7,504          348,572
                                                                               -------------    -------------
Net increase (decrease) in cash and cash equivalents                                 (5,894)         220,593

Cash and cash equivalents at beginning of period                                    142,721           10,003
                                                                               -------------    -------------
Cash and cash equivalents at end of period                                     $    136,827     $    230,596
                                                                               =============    =============
Supplemental disclosure:
  Cash paid for interest                                                       $        151     $        289
                                                                               =============    =============
Non-cash investing and financing activities:
  Common stock issued in exchange for notes receivable                         $          -     $      1,209
                                                                               =============    =============
  Property and equipment acquired under capital lease                          $          -     $        416
                                                                               =============    =============
  Additional deferred stock compensation                                       $      5,358     $     32,384
                                                                               =============    =============
  DMI escrow shares retained                                                   $        663     $          -
                                                                               =============    =============

See accompanying notes to these condensed consolidated financial statements.

AGILE SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Agile Software Corporation and its subsidiaries ("Agile" or the "Company") have been prepared by the Company and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending April 30, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the Securities and Exchange Commission's rules and regulations. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2000, included in the Company's Annual Report on Form 10-K filed on July 24, 2000 with the Securities and Exchange Commission.

Certain reclassifications have been made to prior year balances in order to conform to the current year presentation.

Recent Developments

On January 29, 2001, the Company signed a definitive agreement to merge with Ariba, Inc. in a stock-for-stock transaction. Under the terms of the definitive merger agreement, Ariba will acquire all of the outstanding shares of common stock and options to acquire common stock of the Company in exchange for 1.35 shares of common stock of Ariba for each share of the Company's common stock and options to acquire commons stock. The merger, which is subject to the approval of the Company's and Ariba's stockholders, has been unanimously approved by the boards of directors of both companies. Pending stockholder approval, the merger is expected to close before June 30, 2001.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                                      Three Months Ended               Nine Months Ended
                                                                          January 31,                     January 31,
                                                                 ----------------------------    ----------------------------
                                                                     2001            2000            2001            2000
                                                                 ------------    ------------    ------------    ------------
Numerator:
   Net loss                                                          $(12,593)       $(12,932)       $(41,604)       $(21,291)
                                                                 ------------    ------------    ------------    ------------

Denominator:
   Weighted average shares                                             47,109          44,144          46,797          28,530
   Weighted average unvested shares of
     Common Stock subject to repurchase                                (1,095)         (1,986)         (1,333)         (2,126)
                                                                 ------------    ------------    ------------    ------------
   Denominator for basic and diluted
     calculation                                                       46,014          42,158          45,464          26,404
                                                                 ------------    ------------    ------------    ------------
Net loss per share:
   Basic and diluted                                                 $   (.27)       $   (.31)       $   (.92)       $   (.81)
                                                                 ------------    ------------    ------------    ------------

At January 31, 2001, approximately 12,851,000 potential shares of Common Stock are excluded from the determination of diluted net loss per share as the effect of such shares is antidilutive.

4.   Comprehensive Loss

"Other Comprehensive Loss" refers to revenues, expenses and gains and losses that are not included in net loss but rather are recorded directly in stockholders' equity. The components of comprehensive loss for the three and nine months ended January 31, 2001 and 2000 were as follows (in thousands):


                                                           Three Months Ended                   Nine Months Ended
                                                               January 31,                         January 31,
                                                   ------------------------------------     ---------------------------------------
                                                          2001               2000                  2001                  2000
                                                   ---------------     ----------------     -----------------     -----------------
Net loss                                                  $(12,593)            $(12,932)             $(41,604)             $(21,291)
Unrealized gain (loss) on securities                           403                 (322)                  888                  (322)
                                                   ---------------     ----------------     -----------------     -----------------
Comprehensive loss                                         (12,190)             (13,254)              (40,716)              (21,613)
                                                   ===============     =================     =================     =================


5.   Segment Information

The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the three and nine months ended January 31, 2001 and 2000, the Company operated in a single business segment, or primarily in the United States. Through January 31, 2001, foreign operations were not significant in either revenue or investment in long-lived assets.

6.   Unearned stock compensation

In connection with certain stock options and warrants granted to employees and consultants, the Company recorded unearned stock compensation of $5.4 million for the nine months ended January 31, 2001 representing the difference between the option exercise price and fair value of the Company's common stock on the date of grant. Such amount is presented as a reduction of stockholders' equity and amortized over the vesting period of the applicable option, generally four years. Stock compensation expense for employees and consultants was $3.7 million and $4.0 million for the three months ended January 31, 2001 and January 31, 2000, respectively, and $12.3 million and $7.6 million for the nine months ended January 31, 2001 and January 31, 2000, respectively.

Stock compensation expense related to stock options granted to consultants is recognized as earned, using the multiple option method as prescribed by FASB Interpretation No. 28. At each reporting date, we re-value the unearned stock compensation using the Black-Scholes option pricing model. As a result, the stock compensation expense will fluctuate as the fair market value of our common stock fluctuates.

In September 2000, in connection with a marketing alliance with a third party, the Company issued a warrant to purchase 50,000 shares of its common stock at an exercise price of $67.05 per share, the fair value of the Company's common stock on the date of the agreement. The Company recorded a charge of $2.0 million representing the fair value of the warrant, estimated using the Black-Scholes option pricing model. Such amount is presented as a reduction of stockholders' equity and is being amortized to stock compensation expense over the three-year life of the marketing alliance.

Upon the Company's merger, consolidation with or sale or conveyance of all of its assets to any other corporation or entity, to the extent that the warrant has not been exercised in full by the effective date of such transaction, this warrant shall terminate.

7.   Intangible Assets

In connection with the acquisition of Digital Markets, Inc. in November 1999, the Company recorded goodwill and other intangible assets of approximately $109.2 million, of which $1.3 million was immediately expensed as acquired in-process technology. Goodwill and other intangible assets are presented at cost, net of accumulated amortization. Amortization is computed using the straight-line method over the estimated useful life of the assets, which is generally three years. Amortization of goodwill and intangibles for the three months and nine months ended January 31, 2001 was $9.0 million and $18.1 million, respectively. At each balance sheet date, the Company assesses the value of recorded intangible assets for possible impairment based upon a number of factors including turnover of the acquired workforce and the undiscounted value of expected future operating cash flows. Since inception, the Company has not recorded any provisions for possible impairment of intangible assets.

8.   Borrowings

The Company had a line-of-credit agreement with a bank that provided for borrowings of up to $5,000,000, including $500,000 available for the issuance of letters of credit and foreign currency exchange activity. Borrowings under the line-of-credit agreement bore interest at an annual rate of 8.5%, subject to adjustment by the bank. Borrowings under the line of credit were collateralized by the assets of the

Company. The line-of-credit agreement expired in August 2000 and was not renewed by the Company.

9.   Investments

The Company's investments comprise U.S., state, and municipal government obligations; corporate debt securities; and foreign debt securities. Investments with maturities of less than one year are considered short-term and are carried at fair value. All investments are primarily held in the Company's name and custodied with one major financial institution. The specific identification method is used to determine the cost of securities disposed. At January 31, 2001 and April 30, 2000, substantially all of the Company's investments were classified as available for sale. Unrealized gains and losses on these investments are included as a separate component of stockholders' equity.

The Company also has certain other minority investments in non-publicly traded companies. These investments are included in other assets on the Company's balance sheet and are generally carried at cost. The Company monitors these investments for impairment and makes appropriate reductions in carrying values when necessary. At January 31, 2001 and April 30, 2000, the Company had $13.4 million and $7.0 million invested in such companies, respectively.

10.  Payroll Taxes Associated with Stock Option Exercises

In October 2000, the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board reached a consensus on Issue No. 00-16, "Recognition and Measurement of Employer Payroll Taxes on Employee Stock-Based Compensation ("EITF 00-16") which requires that payroll taxes paid on the difference between the exercise price and the fair value of acquired stock in association with an employee's exercise of stock options be treated as operating expenses at the date the payroll taxes are triggered. Payroll taxes on stock option exercises were $209,000 and $478,000 for the three months and nine months ended January 31, 2001, respectively.

11.  Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive loss, depending on the type of hedging relationship that exists. In July 1999, the Financial Accounting Standard Boards issued SFAS No. 137, or "SFAS 137," "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal year beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities. The Company is currently evaluating the impact SFAS 133 will have on its financial position and results of operations.

In December 1999, Staff Accounting Bulletin No. 101, or SAB 101, was issued to summarize the Securities and Exchange Commission's (SEC) views in applying generally accepted accounting principles to revenue recognition in financial statements. On October 31, 2000, the SEC issued SAB 101, Revenue Recognition in Financial Statement--Frequently Asked Questions (FAQ). SAB 101 becomes effective in the Company's quarter ended April 30, 2001. The Company does not expect the impact of the adoption of SAB 101 to have a material effect on its financial condition or results of operations.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, or FIN 44, "Accounting for Certain Transactions Involving Stock Compensation and Interpretation of APB 25," which clarifies the application of Opinion 25 for (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial position and results of operations.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed in "Other Factors Affecting Operating Results" and "Liquidity and Capital Resources" below, as well as Risk Factors included in our Annual Report on Form 10-K filed on July 24, 2000 with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

Overview

We develop and market collaborative manufacturing commerce solutions that speed the "build" and "buy" process across the virtual manufacturing network. We believe that our products improve customer responsiveness and reduce cost of goods sold. Our solutions manage product content and critical communication, collaboration and commerce transactions among original equipment manufacturers, electronic manufacturing services providers, customers and suppliers. We were founded in March 1995 and in June 1996 we began selling our first products and delivering related services. We currently license our products in the United States through our direct sales force, and in Europe and Asia through our direct sales force and distributors. To date, revenues from international sales have not been material. We have derived our revenues principally from the licenses of our products, the delivery of professional services and from maintenance contracts.

Customers who license our software products receive a license for our application servers, one or more user licenses, and third-party provided adapters to connect with the customer's other existing enterprise systems. Our customers generally purchase a limited number of user licenses at the time of the initial license of the software products and may purchase additional user licenses as needed. Customers may purchase implementation services from us. These professional services are generally provided on a fixed-price basis and are often provided by third-party consulting organizations. We also offer fee-based training services to our customers. As of January 31, 2001, over 98% of our customers who licensed our products had purchased maintenance contracts, which provide unspecified software upgrades on a when-and-if available basis, and technical support over a stated term, which is generally a twelve-month period, and over 95% of our customers had renewed their maintenance contracts. We may not be able to maintain or continue these rates of purchases or renewals of maintenance agreements.

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

Our operating expenses are classified as sales and marketing, research and development and general and administrative. We classify all charges to these operating expense categories based on the nature of the expenditures. Although each category includes expenses that are unique to the category type, there are common recurring expenditures that are typically included in all operating expenses categories, such as salaries, employee benefits, incentive compensation, bonuses, stock compensation, travel costs, telephone, communication, rent and allocated facilities costs and professional fees. The sales and marketing category of operating expenses includes additional expenditures specific to the marketing group, such as public relations and advertising, trade shows, marketing collateral materials, and customer user group meetings and expenditures specific to the sales group, such as commissions. To date, all software development costs in research and development have been expensed as incurred. Also included in our operating expenses is the amortization of stock compensation and amortization of intangible assets described below.

In connection with the grant of stock options and warrants to employees and consultants, we recorded aggregate unearned stock compensation of $5.4 million for the nine months ended January 31, 2001. For employees, the amount charged to deferred stock compensation represents the difference between the deemed fair value of our common stock at the date of grant and the exercise price of such options for employees. For consultants, the amount charged to deferred stock compensation represents the fair value of the stock option using the Black-Scholes option pricing model. Such amount is presented as a reduction of stockholders' equity and is being amortized by charges to operations over the vesting period of the applicable option for employees, generally four years, and over the service period for consultants.

Stock compensation expense related to stock options granted to consultants is recognized as earned, using the multiple option method as prescribed by FASB Interpretation No. 28. At each reporting date, we re-value the unvested portion of the option using the Black-Scholes option pricing model. As a result, stock compensation will fluctuate in future periods as the fair market value of our common stock fluctuates.

In September 2000, in connection with a marketing alliance with a third party, the Company issued a warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $67.05 per share, the fair value of the Company's common stock on the date of the agreement. The Company recorded $2.0 million as a reduction to equity representing the fair value of the warrant using the Black-Scholes option pricing model. Such amount is being amortized to stock compensation expense over the three-year life of the marketing alliance. Upon the Company's merger, consolidation with or sale or conveyance of all of its assets to any other corporation or entity, to the extent that the warrant has not been exercised in full by the effective date of such transaction, this warrant shall terminate.

In connection with our acquisition of Digital Markets, Inc. in November 1999, we recorded goodwill and other intangible assets of approximately $109.2 million, of which $1.3 million was charged to expense as acquired in-process technology in fiscal 2000. Goodwill and intangible assets are presented at cost, net of accumulated amortization. Amortization is computed using the straight-line method over the estimated useful life of the assets, which is generally three years. The Company periodically assesses its intangible assets for possible impairment based upon a number of factors including turnover of the acquired workforce and the undiscounted value of expected future operating cash flows. Since inception, the Company has not recorded any provisions for possible impairment of intangible assets.

Although our total revenues have increased from quarter to quarter and year to year, we have incurred significant costs to develop our technology and our products and to recruit and train personnel for our sales, marketing, engineering, professional services and administration departments, as well as for amortization of goodwill and intangible assets. As a result, we have incurred significant losses since inception, and as of January 31, 2001, had an accumulated deficit of $103.3 million.

We intend to continue to incur significant sales and marketing, research and development and general and administrative expenses. For example, we had 436 full-time employees at January 31, 2001, compared to 250 at January 31, 2000. We will seek to hire additional employees in the future. We will continue to have expenses going forward related to the amortization of our goodwill and other intangible assets, as well as non-cash expenses related to deferred stock compensation. We expect to continue to incur operating losses for the foreseeable future. In order to achieve profitability, we will need to increase our revenues significantly. Therefore, we cannot be sure that we will ever attain or maintain profitability. The continued expansion of our business will also place significant demands on our management and operational resources. To manage this rapid growth and increased demands, we must improve existing and implement new operational and financial systems, procedures and controls. We must also hire, train, manage, retain and motivate qualified personnel. We expect future expansion to continue to challenge our ability to hire, train, manage, retain and motivate our employees.

In view of the rapidly changing nature of our market and our limited operating history, we believe that period-to-period comparisons of our revenues and other operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our historic revenue growth rates are not necessarily sustainable or indicative of our future growth.

Recent Developments

On January 29, 2001, the Company signed a definitive agreement to merge with Ariba, Inc. in a stock-for-stock transaction. Under the terms of the definitive merger agreement, Ariba will acquire all of the outstanding shares of common stock and options to acquire common stock of the Company in exchange for 1.35 shares of common stock of Ariba for each share of the Company's common stock and options to acquire commons stock. The merger, which is subject to the approval of the Company's and Ariba's stockholders, has been unanimously approved by the boards of directors of both companies. Pending stockholder approval, the merger is expected to close before June 30, 2001.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total revenues:

                                             Three Months Ended     Nine Months Ended
                                                 January 31,           January 31,
                                             ------------------     ------------------
                                               2001      2000         2001      2000
                                             --------  --------     --------  --------
Revenues:
  License                                       76%       68%          75%       66%
  Professional services                          9        15           11        16
  Maintenance                                   15        17           14        18
                                             --------  --------     --------  --------
    Total revenues                             100       100          100       100
                                             --------  --------     --------  --------
Cost of revenues:
  License                                        5         5            4         4
  Professional services                          6        12            8        13
  Maintenance                                    6         7            6         7
                                             --------  --------     --------  --------
    Total cost of revenues                      17        24           18        24
                                             --------  --------     --------  --------
Gross profit                                    83        76           82        76
                                             --------  --------     --------  --------
Operating expenses:
  Sales and marketing                           66        85           74        81
  Research and development                      29        33           29        28
  General and administrative                     7        10            7        11
  Amortization of stock compensation            15        46           20        36
  Amortization of intangible assets             36        70           44        28
  Acquired in-process technology                --        15           --         6
                                             --------  --------     --------  --------
    Total operating expenses                   153       259          174       190
                                             --------  --------     --------  --------
Loss from operations                           (70)     (183)         (92)     (114)
Interest income (expense), net                  20        32           24        14
                                             --------  --------     --------  --------
Net loss                                       (50%)    (151%)        (68%)    (100%)
                                             --------  --------     --------  --------

Three and Nine Months Ended January 31, 2001 and 2000

Revenues

Our total revenues for the three months ended January 31, 2001 were $25.0 million, representing an increase of $16.5 million, or 192%, from the revenues of $8.6 million in the quarter ended January 31, 2000. Our total revenues for the nine months ended January 31, 2001 were $61.0 million, representing an increase of $39.7 million, or 185%, from the revenues of $21.4 million for the nine months ended January 31, 2000. We had no customers that accounted for more than 10% of our total revenues in the three or nine months ended January 31, 2001 and 2000.

License Revenues. Our license revenues for the three months ended January 31, 2001 were $19.1 million, representing an increase of $13.2 million, or 228%, from the license revenues of $5.8 million in the quarter ended January 31, 2000. Our license revenues for the nine months ended January 31, 2001 were $45.8 million, representing an increase of $31.6 million, or 223%, from the revenues of $14.2 million for the nine months ended January 31, 2000. License revenues as a percentage of total revenues were 76% and 75% for the three and nine months ended January 31, 2001, respectively, and 68% and 66% for the three and nine months ended January 31, 2000, respectively. The increase in our license revenues from the prior year periods was due to software licensed to new customers and additional software licensed to existing customers. This increase was primarily attributed to continued market acceptance of and demand for our products.

Professional Services Revenues. Our professional services revenues for the three months ended January 31, 2001 were $2.3 million, representing an increase of $1.0 million, or 79%, from the professional services revenues of $1.3 million for the three months ended January 31, 2000. Our professional services revenues for the nine months ended January 31, 2001 were $6.6 million, representing an increase of $3.1 million, or 90%, from the professional services revenues of $3.4 million in the nine months ended January 31, 2000. Professional services revenues as a percentage of total revenues were 9% and 11% for the three and nine months ended January 31, 2001, respectively, and 15% and 16% for the three and nine months ended January 31, 2000, respectively. The increase in professional services revenues in absolute dollars was due to increased license revenues and an increased range of services, consisting of additional data migration and integration services. The decrease in professional services revenues as a percentage of total revenues is due to the increased percentage of professional services that were provided by third party implementers who invoiced the customer directly. We anticipate that professional services revenues will continue to decline as a percentage of total revenues.

Maintenance Revenues. Our maintenance revenues for the three months ended January 31, 2001 were $3.7 million, representing an increase of $2.2 million, or 150%, from the maintenance revenues of $1.5 million for the three months ended January 31, 2000. Our maintenance revenues for the nine months ended January 31, 2001 were $8.7 million, representing an increase of $4.9 million, or 130%, from the maintenance revenues of $3.8 million for the nine months ended January 31, 2000. Maintenance revenues as a percentage of total revenues were 15% and 14% for the three and nine months ended January 31, 2001, respectively, and 17% and 18% for the three and nine months ended January 31, 2000, respectively. The increase in maintenance revenues in absolute dollars from the prior year periods was directly attributable to increased licenses for our products since 98% of our licenses also purchase maintenance contracts. The decrease in maintenance revenues as a percentage of total revenues from the prior year periods was due to a higher proportion of license revenues to total revenues resulting from increased market acceptance of our products.

Cost of Revenues

Cost of License Revenues. Cost of license revenues for the three months ended January 31, 2001 was $1.2 million, representing an increase of $736,000, or 164%, from the cost of license revenues of $448,000 for the three months ended January 31, 2000. Cost of license revenues for the nine months ended January 31, 2001 was $2.7 million, representing an increase of $1.7 million, or 177%, from the cost of license revenues of $976,000 for the nine months ended January 31, 2000. Cost of license revenues as a percentage of license revenues was 6% for both the three and nine months ended January 31, 2001, and 8% and 7% for the three and nine months ended January 31, 2000, respectively. The increase in the cost of license revenues in absolute dollars in the three and nine months ended January 31, 2001 reflects increased expenses associated with royalties due to third-parties for software used in our products.

Cost of Professional Services Revenues. Cost of professional services revenues for the three months ended January 31, 2001 were $1.5 million, representing an increase of $506,000, or 50%, from the cost of professional services revenues of $1.0 million for the three months ended January 31, 2000. Cost of professional services revenues for the nine months ended January 31, 2001 were $4.7 million, representing an increase of $2.0 million, or 72%, from the cost of professional services revenues of $2.7 million for the nine months ended January 31, 2000. Cost of professional services revenues as a percentage of professional services revenues was 67% and 72% for the three and nine months ended January 31, 2001, respectively, and 80% for both the three and nine months ended January 31, 2000. The increase in cost of professional services revenues in absolute dollars from the prior periods was due to increased professional services personnel necessary to support our increased customer base. In certain periods in the past, and potentially in the future, our cost of professional services revenues exceeded our professional services revenues, primarily because the actual cost of providing the services, whether provided internally or through third parties, exceeded the fixed price payment received from some of our customers for such services. In addition, as we increase the size of our professional services staff, we will incur payroll, training and related costs for new personnel before they become fully productive.

Cost of Maintenance Revenues. Cost of maintenance revenues for the three months ended January 31, 2001 was $1.5 million, representing an increase of $942,000, or

156%, from the cost of maintenance revenues of $603,000 for the three months ended January 31, 2000. Cost of maintenance revenues for the nine months ended January 31, 2001 was $3.5 million, representing an increase of $2.0 million, or 129%, from the cost of maintenance revenues of $1.5 million for the nine months ended January 31, 2000. Cost of maintenance revenues as a percentage of maintenance revenues was 42% and 40% for the three and nine months ended January 31, 2001, respectively, and 41% and 40% for the three and nine months ended January 31, 2000, respectively. The increase in cost of maintenance revenues as a percentage of revenue for the three months ended January 31, 2001 over the prior year period was due to increased personnel-related expenses necessary to support our increased installed base of customers.

Operating Expenses

Sales and Marketing. Sales and marketing expenses for the three months ended January 31, 2001 were $16.6 million, representing an increase of $9.4 million, or 129%, from the sales and marketing expenses of $7.2 million for the three months ended January 31, 2000. Sales and marketing expenses were $44.9 million for the nine months ended January 31, 2001, representing an increase of 160%, or $27.7 million, from the sales and marketing expenses of $17.3 million for the nine months ended January 31, 2000. The increase in sales and marketing expenses for the three and nine months ended January 31, 2001, compared to the corresponding periods in the prior fiscal year, reflect significant increased personnel-related expenses such as salaries, benefits and commissions, recruiting fees, travel expenses and related costs of hiring sales management, sales representatives, sales engineers and marketing personnel. We anticipate that our sales and marketing expenses will increase in absolute dollars for the foreseeable future as we continue to expand our domestic and international sales force.

Research and Development. Research and development expenses for the three months ended January 31, 2001 were $7.2 million, representing an increase of $4.4 million, or 154%, from the research and development expenses of $2.8 million for the three months ended January 31, 2000. Research and development expenses were $17.6 million for the nine months ended January 31, 2001, representing an increase of 192%, or $11.6 million, from the research and development expenses of $6.0 million for the nine months ended January 31, 2000. The increase in research and development expenses for the three and nine month period ended January 31, 2001, compared to the corresponding periods in the prior fiscal year was due to the increase in the number of our software developers, quality assurance personnel and outside contractors needed to support our product development, documentation and testing activities related to the development and release of the latest versions of our products. We anticipate that research and development expenses will continue to increase in absolute dollars for the foreseeable future as we continue to add to our research and development staff.

General and Administrative. General and administrative expenses for the three months ended January 31, 2001 were $1.6 million, representing an increase of $777,000, or 90%, from the general and administrative expenses of $864,000 for the three months ended January 31, 2000. General and administrative expenses were $4.5 million for the nine months ended January 31, 2001, representing an increase of 89%, or $2.1 million, from the general and administrative expenses of $2.4 million for the nine months ended January 31, 2000. The increase in general and administrative expenses in absolute dollars for the three and nine months ended January 31, 2001, compared to the corresponding periods in the prior fiscal year was due to hiring additional finance and administrative personnel to support the growth of our business during that period. We expect that general and administrative expenses will increase in absolute dollars for the foreseeable future as we expand our operations and incur the normal costs of a public company.

Amortization of Stock Compensation. We recognized amortization of stock compensation of approximately $3.7 million and $12.3 million for the three and nine months ended January 31, 2001, compared to $4.0 million and $7.6 million for the three and nine months ended January 31, 2000.

Amortization of Goodwill and Purchased Intangible Assets. In connection with our acquisition of Digital Market, Inc. in November 1999, $103.8 million was allocated to goodwill and $4.1 million was allocated to other intangible assets, all of which are being amortized over a period of 3 years. Amortization of goodwill and intangibles was $9.0 million and $27.1 million in the three and nine month ended January 31, 2001, compared to $6.0 million for both the three and nine months ended January 31, 2000.

Purchased In-process Technology. In connection with our acquisition of Digital Market, Inc., $1.3 million of the purchase price was allocated to in-process technology, which was expensed in full upon completion of the acquisition in November 1999.

Interest income (expense) was $4.8 million and $14.6 million for the three and nine months ended January 31, 2001 compared to $2.7 million and $3.1 million for the three and nine months ended January 31, 2000. This increase was due primarily to higher interest income generated from higher balances in cash and cash equivalents and marketable investments as a result of our follow-on public offering in December 1999.

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

Liquidity and Capital Resources

We have historically satisfied our cash requirements primarily through issuances of equity securities and lease and debt financing. In August 1999, we completed our initial public offering and concurrent private placement of our common stock, which resulted in net proceeds to the Company of approximately $80.4 million, before offering expenses. We used $22.4 million of the proceeds from our initial public offering to pay the cash portion of the consideration payable by us in our acquisition of Digital Market. In December 1999, we completed a follow-on public offering, which resulted in net proceeds to the Company, before offering expenses, of $272.6 million. Prior to the offerings we had financed our operations through private sales of preferred stock, with net proceeds of $26.2 million, and through bank loans and equipment leases.

We had a $5.0 million senior line of credit facility with a bank, borrowings thereunder bearing interest at 8.5%, which expired on August 31, 2000 and was not renewed by the Company. At January 31, 2001, no balance was outstanding under this line of credit. Accounts receivable and certain other assets secure this line of credit. Capital lease obligations, including both short-term and long-term portions, were $661,000 at January 31, 2001, and are payable through fiscal 2003.

As of January 31, 2001, we had cash, cash equivalents and short-term investments of $306.9 million, an increase of $7.1 million from the cash, cash equivalents and short-term investments held as of April 30, 2000. Our working capital at January 31, 2001 was $299.7 million.

Operating activities provided cash of $2.2 million for the nine months ended January 31, 2001 and used $6.6 million for the nine months ended January 31, 2000. Net cash provided by operating activities in the nine months ended January 31, 2001 was due primarily to increases in deferred revenue, accounts payable and accrued expenses, partially offset by increases in accounts receivable and other assets. In addition, net losses offset by non-cash charges provided approximately $1.6 million for the nine months ended January 31, 2001. Net cash used in operating activities in the nine months ended January 31, 2000 was due primarily to our net loss, an increase in accounts receivable and other assets and a decrease in accrued expenses, partially offset by increases in deferred revenue and accounts payable.

Investing activities used cash of $15.6 million for the nine months ended January 31, 2000. Net cash used in investing activities in the nine months ended January 31, 2001 consisted of purchases of privately-held equity investments and purchases of property and equipment, and net purchases of marketable investments. Net cash used in investing activities in the nine months ended January 31, 2000 consisted of net purchases of marketable securities, cash paid as the cash portion of the purchase price of Digital Market and purchases of property and equipment. Purchases of property and equipment were approximately $9.8 million in the nine months ended January 31, 2001 and $3.1 million in the nine months ended January 31, 2000. These capital expenditures were primarily for computer hardware and software and furniture and fixtures. We expect that capital expenditures will continue to increase to the extent we continue to increase our headcount or expand our operations.

Financing activities provided cash of $7.5 million in the nine months ended January 31, 2001 and provided cash of $348.6 million in the nine months ended January 31, 2000. Net cash was provided in the nine months ended January 31, 2001 from the sale of common stock under employee stock option plans. Net cash was provided in the nine months ended January 31, 2000 from our initial public offering and follow-on public offering in fiscal 2000.

We expect to experience significant growth in our operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. As a result, we anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. We believe that our existing cash and cash equivalents and our anticipated cash flow from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all, and the issuance of any additional securities would result in ownership dilution to our existing stockholders.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive loss, depending on the type of hedging relationship that exists. In July 1999, the Financial Accounting Standard Boards issued SFAS No. 137, or "SFAS 137," "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal year beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities. The Company is currently evaluating the impact SFAS 133 will have on its financial position and results of operations.

In December 1999, Staff Accounting Bulletin No. 101, or SAB 101, was issued to summarize the Securities and Exchange Commission's (SEC) views in applying generally accepted accounting principles to revenue recognition in financial statements. On October 31, 2000, the SEC issued SAB 101, Revenue Recognition in Financial Statement--Frequently Asked Questions (FAQ). SAB 101 becomes effective in the Company's quarter ended April 30, 2001. The Company does not expect the adoption of SAB 101 to have a material effect on its financial position and results of operations.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, or FIN 44, "Accounting for Certain Transactions Involving Stock Compensation an Interpretation of APB 25," which clarifies the application of Opinion 25 for (a) the definition of an employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have a material effect on our financial position and results of operations.

Other Factors Affecting Operating Results

Risks Related to Our Operations

Our Recently announced merger with Ariba may subject our Stock Price to downward adjustments as a result of adverse developments in Ariba's Business

The Company announced on January 29, 2001 that it had entered into a merger agreement with Ariba Inc., pursuant to which the Company's stockholders will receive 1.35 shares of Ariba common stock for each outstanding share of the Company's common stock. Since the Company may terminate the agreement only in very limited circumstances and the exchange ratio is not subject to adjustment, the Company's stock price will be affected by changes in the Ariba stock price. Accordingly, the Company's stockholders are subject to the risk of downward adjustments in the Company's stock price as a result of adverse developments in Ariba's business. Moreover, if for any reason the Company is unable to complete the merger with Ariba, the price of the Company's stock may be adversely affected.

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

  We Have a History of Losses, We Expect to Incur Losses in the Future and We May Not Achieve or Maintain Profitability

As of January 31, 2001, we had an accumulated deficit of approximately $103.3 million. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses. We have incurred and expect to continue to incur substantial non-cash costs relating to the amortization of intangible assets and stock compensation which will contribute to our net losses. We expect to incur losses for the foreseeable future. We will need to generate significant increases in revenues to achieve and maintain profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

  In Order to Manage Our Growth and Expansion, We Will Need to Improve and Implement New Systems, Procedures and Controls

We have recently experienced a period of rapid growth and expansion that has placed a significant strain on our management information systems and our administrative, operational and financial resources. For example, we have grown from 250 employees at January 31, 2000 to 436 employees at January 31, 2001. If we are unable to manage our growth and expansion in an efficient or timely manner, our business will be seriously harmed. In addition, we have recently hired a significant number of employees and plan to further increase our total headcount. We also plan to expand the geographic scope of our operations. This expansion has resulted and will continue to result in substantial demands on our management resources. To accommodate continued anticipated growth and expansion, we will be required to:

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

The table below represents principal (or notional) amounts and related weighted-average interest rates by year of maturity of the Company's investment portfolio.

(in thousands, except          Year Ended
interest rates)                 31-Jan-01      Thereafter        Total
                             --------------  --------------   -----------
Cash equivalents               $  98,451           -           $  98,451
Average interest rate              5.93%           -               5.93%
Investments                    $ 170,101           -           $ 170,101
Average interest rate              6.44%           -               6.44%
Total investment securities    $ 268,571           -           $ 268,571

Other Investments

We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations. As of January 31, 2001, we had $13.3 million invested in privately-held companies, some of which are business partners. For these investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets might be impaired. To date, no such impairment has been recorded.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 2.  Changes in Securities and Use of Proceeds.

(a) Modification of Constituent Instruments

Not applicable.

(b) Change in Rights

Not applicable.

(c) Issuances of Securities

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

During the quarter we issued an aggregate of 228,000 shares of our common stock upon the exercise of outstanding options to purchase our common stock. A portion of those shares was issued pursuant to an exemption by reason of Rule 701 under the securities act of 1933.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

     10.20  Agreement and Plan of Reorganization among
            Ariba, Inc., Silver Merger Corporation and
            Agile Software Corporation dated January 29, 2001, (which is incorporated herein by reference to Appendix A of Ariba, Inc.'s Form S-4 as filed with the Securities and Exchange Commission on February 9, 2001 Registration No. 333-55332).

(b)   Reports on Form 8-K

        Not applicable.

                          AGILE SOFTWARE CORPORATION
                                   SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           AGILE SOFTWARE CORPORATION

Date: March 12, 2001                        /s/ Thomas P. Shanahan
                                           -----------------------------------
                                           By: Thomas P. Shanahan
                                           Executive Vice President
                                           and Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

EXHIBIT INDEX

Exhibit No.                         Description
-----------                         -----------

10.20     Agreement and Plan of Reorganization among
          Ariba, Inc., Silver Merger Corporation and
          Agile Software Corporation dated January 29, 2001, (which is incorporated herein by reference to Appendix A of Ariba, Inc.'s Form S-4 as filed with the Securities and Exchange Commission on February 9, 2001 Registration No. 333-55332).