Form 10-K
period 2001-04-30
AGILE SOFTWARE CORP
filed 2001-07-25
CIK 1088653

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                               ----------------

                                   FORM 10-K
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the fiscal year ended April 30, 2001

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

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

                               ----------------

   Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of Agile Software Corporation Common stock, $.001 par value, held by non-affiliates as of June 30, 2001 was $636,904,136 based upon the last sales price reported for such date on the Nasdaq National Market System. For purposes of this disclosure, shares of common stock held by persons who held more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

   Number of shares of Common Stock of Agile Software Corporation issued and outstanding as of June 30, 2001 was 47,795,687

                      DOCUMENTS INCORPORATED BY REFERENCE

   The registrant has incorporated by reference into Part III of this Form 10-K portions of its proxy statement for the registrant's Annual Meeting of Stockholders to be held September 26, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           AGILE SOFTWARE CORPORATION
                                   FORM 10-K
                                 APRIL 30, 2001

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----

                                     PART I

 ITEM 1.  BUSINESS......................................................    1
 ITEM 2.  PROPERTIES....................................................   26
 ITEM 3.  LEGAL PROCEEDINGS.............................................   26
 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........   26

                                    PART II

 ITEM 5.  MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS......................................................   26
 ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA..........................   28
 ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS....................................   30
 ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....   39
 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................   41
 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.....................................   63

                                    PART III

 ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............   63
 ITEM 11. EXECUTIVE COMPENSATION........................................   63
 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT...................................................   63
 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   63

                                    PART IV

 ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
           FORM 8-K.....................................................   64

                                     PART I

ITEM 1. BUSINESS

   This Annual Report on Form 10-K contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended). These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results to differ materially from those implied by the forward-looking statements. We use words such as "may," "will," "should," "expects," "estimates," "predicts," "potential," "strategy," "believes," "anticipates," "plans" and "intends" and similar expressions to identify these forward looking statements. We have based these statements on our current expectations and projections about future events. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons including those discussed in "Risk Factors" and elsewhere in this Annual Report. Agile Software Corporation, incorporated on March 13, 1995 under the laws of California and reincorporated on June 22, 1999 under the laws of Delaware, is hereinafter sometimes referred to as "the Registrant," "the Company," "Agile," "We," and "Us."

Overview

   We develop and market collaborative manufacturing commerce solutions that speed the "build" and "buy" process across the virtual manufacturing network. We believe that our products improve time to volume, customer responsiveness and cost of goods sold. Our products manage product content and critical communication, collaboration and commerce transactions among original equipment manufacturers, electronic manufacturing services providers, customers and suppliers in real-time. Our products are well suited for participants connected in outsourced supply chains, as well as those managing multi-site engineering, manufacturing, sales and distribution via the Internet. Since June 1996, when we shipped our first product, we have licensed our products to more than 700 customers in the following markets: computers and peripherals, components, consumer electronics, data networking and telecommunications equipment, electronics manufacturing, medical equipment and semiconductor equipment. Our current customers in these markets include, among others, Amkor, Altera, Dell Computer, Flextronics International, GE Medical Systems, Hewlett-Packard, Jabil Circuit, Lucent Technologies, Philips, SCI and Texas Instruments.

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

   By outsourcing their production, some companies have created supply chains that are more efficient, dynamic and flexible than manufacturing operations that control all phases of the manufacturing process internally. Use of the outsourced supply chain has afforded companies the flexibility to choose top suppliers and partners to make each link in the supply chain more competent, innovative and productive. As companies operate on a global basis, supply chains can span multiple continents, tying suppliers in one part of the world with a plant in another to serve customers in a third location. The end result is that companies can bring their products to market more efficiently while at the same time achieving higher levels of customer satisfaction.

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

   Product Content. During the product design stage, the company must communicate large amounts of data within the company as well as to supply-chain partners. The company begins by designating the content of the finished product with a list of components known as the bill of materials. The components on this list can be divided into two classes: "buy" or "make." For the "buy" components, also called off-the-shelf components, specifications for each part must be determined and information must be collected and analyzed to determine if the available components meet the required specifications. Once eligible components have been selected, the manufacturers of the components are incorporated into the approved-manufacturers list. For customized, or "make" components, other data are created, including: assembly drawings, detailing precisely how the component should be fabricated; work instructions, which guide the manual assembly process; machine instructions, to drive automated manufacturing and assembly equipment; art work, for processes such as printed circuit board fabrication; schematics, for describing electronic components and assemblies; and test instructions, which enable the suppliers and original equipment manufacturers to test for conformity to the manufacturer's specifications.

   Direct Materials Sourcing. Manufacturers must eliminate inefficiency in the sourcing process by speeding the communication between buyers and suppliers, and by performing the tedious aggregation work, such as compiling and analyzing hundreds of responses to requests for quotations. Companies desire to remain competitive by reducing the average quote turnaround time from weeks to hours. Companies also want to aggregate demand for direct materials across the enterprise, enabling them to use volume purchasing to negotiate better procurement contracts. Requests for quotations can be sent to multiple suppliers simultaneously, with no more effort than sending to a single supplier, fostering a much more competitive pricing environment, helping companies procure materials at the lowest possible cost.

   New Product Introduction. Prior to commencing volume production, the data created during the product design stage must be communicated to each relevant party in the supply chain. One of the complexities of the outsourced supply chain model is that supply chain members often have multiple discrete roles, including sourcing parts, fabrication, assembling components, testing and delivery. In addition, the manufacture of a product such as a personal computer can involve procurement from several hundred suppliers. Ensuring that accurate product information is disseminated promptly and to all of the correct parties is one of the most difficult challenges facing a company employing the outsourced supply chain model. Further, suppliers may often discover constraints and/or opportunities for improvements during the prototyping and pilot production phases--this often prompts a flurry of product changes requiring rapid collaboration among supply chain partners to avoid delays and excessive start-up or inventory costs.

   Volume Production and Product Changes. Product specifications frequently change even during volume production. Changes can occur due to a number of reasons, including:

  .  changes in design in response to customer requests or market conditions;

  . changes required to address a defect in the design or to improve the manufacturing process; and

  .  changes in the cost or availability of components.

   The communication of information regarding product changes is a dynamic loop in which members of the supply chain must respond to market-dictated demands while also reacting to information shared among supply-chain partners. It is difficult to execute a design change through the manufacturing process expeditiously and effectively, while minimizing cost. A design change requires a company to create an engineering change order; develop the specifications required by the engineering change order; secure the necessary approvals to effect the change; and communicating the change to the supply chain.

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

   As product changes become more frequent and time-to-market becomes increasingly important, the ability to manage the manufacturing process effectively becomes critical to a company's competitiveness. A company that can disseminate information quickly and accurately to the appropriate supply chain partners may be in a position to compete effectively. However, a company that is agile and can effectively collaborate with its supply chain partners in real time can gain competitive advantage. For example, through collaboration with its supply chain partners, a company may learn that a component is not readily available due to lack of supply or that a new component is available which might substantially reduce costs or improve manufacturing efficiencies. Instead of continuing to rely on the originally selected component, the company may incorporate another component in the product design and notify partners before these components are incorporated into new products. By doing so, the company has the opportunity to increase revenues by maintaining product availability or increase profits by taking advantage of lower cost components more quickly.

 Impact of the Internet

   Companies that have successfully implemented strategies to communicate with their customers over the Internet now face the challenge of utilizing the Internet and intranets to gain the same level of increased efficiencies in their supply chain. An Internet-based software solution can offer scalability, easier implementation, compatibility across diverse information technology platforms and reduced incremental infrastructure investments. However, many companies are wary of major software development projects due to their cost, together with examples of complications encountered by enterprise application development projects undertaken in recent years. To compete effectively, companies must implement a solution which will allow them to interactively communicate information related to product design, development and manufacturing within the company and collaborate with their supply chain partners. At the same time, companies want to implement new software systems without burdening already over-taxed internal information technology personnel, while avoiding costs of outside consulting and minimizing incremental infrastructure-related expenses.

The Agile(TM) Solution

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

   Enhanced Productivity and Response Time. With the help of our solutions, Agile Anywhere(TM) and Agile Buyer(TM), companies can respond more rapidly to changes in customer and supplier demands, availability of components, market conditions and manufacturing capacities arising throughout the production cycle. This ability to effect change even during volume production enables Agile Anywhere and Agile Buyer users to adjust production strategies, and produce what they can sell, rather than sell what they can produce. Agile Anywhere and Agile Buyer also enhance the ability of companies to increase their sales productivity by being first to market with the right product.

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

   More Rapid Return on Investment. Because Agile Anywhere and Agile Buyer solutions are based on existing industry standards and do not require the implementation of custom data models, Agile Anywhere and Agile Buyer can be implemented in less time than required to implement traditional enterprise software applications which require extensive customization.

   Lower Costs of Goods Sold. The Agile Buyer solution can enable companies to aggregate demand for direct materials across the enterprise, a powerful tool for negotiating better procurement contracts. Requests for quotations can be sent to multiple suppliers simultaneously, as easily as sending the request to a single supplier. Our solutions can foster a much more competitive pricing environment, helping companies procure materials at the lowest possible cost.

The Agile Growth Strategy

   Our objective is to be the leading provider of collaborative manufacturing commerce solutions, enabling business-to-business global collaboration among supply-chain partners. Key elements of our strategy include:

   Provide Superior Customer Satisfaction. We expect to continue to build a highly referenceable customer base of market leaders in various vertical markets and we will continue our focus on programs designed to enhance and maintain customer satisfaction. We will continue to anticipate customer needs by introducing new product functionality and new technology platforms. We believe our focus on customer satisfaction will increase customer loyalty and result in increased follow-on sales opportunities and shorter sales cycles.

   Capitalize on Network Effects to Expand Our Customer Base. As users of Agile Anywhere and Agile Buyer solutions deploy our software across their supply chains, additional supply chain members will be exposed to our solutions and the functionality provided by our products. We believe that this exposure, which allows non-customer participants in the supply chain to benefit from our solutions, creates a network effect that accelerates industry recognition and adoption of our products. As additional members of a supply chain deploy our solutions, the quality and timeliness of available information relevant to the production and supply of their products improves, which increases the value to each participant and helps drive greater usage.

   Pursue a Vertical Market Strategy. Since inception, we have pursued a vertical market strategy, developing product features targeted to particular industries. To date, we have focused on the electronics and high technology markets which encompasses original equipment manufacturers, electronic manufacturing services and component manufacturers, as well as the medical device market. We seek to further penetrate our current markets while addressing new vertical markets characterized by high rates of product change, short product cycles, and extensive supply chains.

   Leverage Our Technology Platform. We intend to continue to pioneer new Internet business applications based on emerging standards supporting electronic commerce. For example, we have used the Java computer programming language to deliver a robust, powerful and rapidly deployable Internet business application to our customers. Further, we have taken the initiative to define a protocol for supply chains, Product Definition exchange, or PDX, based on eXtensible Mark-up Language, or XML, and have submitted it to industry standards groups for approval. We intend to lead technological innovation in the collaborative manufacturing commerce market, offering our customers solutions designed to provide a rapid and high return on investment.

   Extend Supply Chain Collaboration and Functionality. We believe our solution provides a robust platform that enables us to extend the functionality and application of our products to the creation and delivery of new value-added applications. We will continue to develop enhancements to our products designed to enable increased collaboration among outsourced supply chain partners. We will also address new opportunities that result from the creation of new business processes for Internet-based collaboration and interaction among supply-chain partners. For example, Agile Buyer extends the functionality of our solutions to the sourcing and procurement of electronic production materials. With the combination of Agile Buyer's direct materials sourcing capabilities and Agile Anywhere's product content management benefits, we believe that our customers will be able to enhance critical supply chain processes, including new product introductions and direct materials sourcing.

The Agile Products

Agile Anywhere Product Suite

   Agile Anywhere is a suite of product content management and change collaboration solutions that automate the management of product information and engineering change orders across the electronic supply chain. Agile Anywhere manages product content information that is available through our Agile e-Hub(TM) Server. Agile Anywhere solutions include the Agile Product Definition Server, Agile Product Change Server, Agile AML Server, Agile Content Manager (Agile CM(TM)), Agile Internet Content Manager (Agile iCM(TM)), and Agile ChangeCAST.

   Agile Anywhere provides a comprehensive business-to-business solution to the problem of product change collaboration across the manufacturing supply chain. Utilizing XML technology, Agile Anywhere allows supply chain partners to share and collaborate on product content and changes in real time via the Internet. Agile Anywhere is designed to provide the scalability, security and open standards that are required in an electronic supply chain. At the core of the Agile Anywhere suite is the Agile eHub Server, which manages product content, processes and business rules. Users interact with the product content within the eHub via the My Agile portal. Enterprises that manage and create the product content interact with the Agile iCM client. Utilizing the Agile eXpress(TM) Viewer, product content can also be published to users anywhere throughout the supply chain. To complete the suite, Agile provides several integration products that import, export, and publish product content from or to existing design, manufacturing, finance, and supply chain systems. Following the initial implementation of Agile Anywhere, subscriptions for additional users and application-specific modules can be added to expand the scope of the manufacturer's implementations.

Agile eHub

   The foundation of Agile Anywhere is Agile eHub. The Agile eHub comprises application servers that enable users to define, store, change and manage product content information. Agile eHub incorporates new technology for high-speed performance, storage and secure data, and is designed to scale, thus accommodating the needs of supply chain partners of all sizes. The Agile eHub is designed to facilitate fast, direct Internet access, and is easily implemented. Agile eHub includes one or more of the following server modules:

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

Accessing Agile eHub

   Agile customers and their supply chain partners can gain access to product content for review or modification by the following:

  . Access to the e-hub is offered through three options, Agile hCM(TM) (HTML-based), Agile iCM (Java-based) and Agile CM (Windows-based). These products are designed for individuals who have responsibility for managing a product and its content through its entire lifecycle.

  .   Agile includes a manufacturing hub that allows secure, personalized web access to product content that is stored in any Agile eHub. It is an intuitive, easy-to-use portal allowing users to link to any or all of their supply chain information sources in a customizable interface and participate in product content-related processes via the Internet.

  . Agile eXpress Viewer allows supply chain partners to send and receive information in the PDX format, a new standard for data exchange that we first offered with Agile Anywhere. Agile eXpress Viewer is available for downloading free of charge from the Agile web site, to enable supply chain partners to share data even if they are not Agile customers.

Agile Integration Products

   Product content information flows throughout the supply chain, and is published to or from Agile Anywhere and a variety of other design, manufacturing, finance and supply chain systems. Agile Anywhere integration products provide data exchange between systems, as follows:

  . Agile ChangeCAST publishes released engineering change orders, approved parts lists, approved manufacturers' lists and bills of materials from Agile to separate enterprise resource planning systems.

  . Agile Integration Server(TM) (AIS) is an XML-based integration solution that makes the valuable product content held in Agile Anywhere available to a wide variety of business applications and users both internally and across the global manufacturing network.

  . Agile Scan allows customers to scan drawings and documents into the Agile e-Hub database.

  . Agile Import allows customers to import bills of materials produced in ASCII format or in Microsoft Excel, providing a consolidated database of product information.

  . Agile Export provides a quick and easy method of exporting information to an ASCII file, allowing information in Agile Anywhere to be shared with other business applications.

  . Agile Software Development Kit, available with Agile Anywhere, allows customers and partners to develop complementary applications to integrate with Agile in Java, Visual Basic and Visual C++.

   Initial implementations of the Agile Anywhere suite typically include the Agile eHub and one or more server modules such as what we now call the Product Definition Server, Product Change Server and AML Server, together with user licenses or subscriptions, and one or more of the integration products, particularly Agile ChangeCAST. The initial order may also include a third-party adapter for other existing enterprise systems of the customer. Following the initial implementation, additional user licenses and additional server modules may be purchased.

Agile EMSdirect(TM) Service

   Agile EMSdirect is an electronic service available at MyAgile.com(TM) that allows an original equipment manufacturer to submit file packages directly to an Agile system at participating electronics manufacturing service providers. Submitting file packages using Agile EMSdirect provides assured delivery and enables collaborative interaction between an electronics manufacturing service provider and its partners.

Agile Buyer Solution

   Agile Buyer is an electronic commerce solution that is designed to enable companies to efficiently communicate and collaborate with all of their suppliers, sharing price, inventory, and contract information in order to speed up and lower the cost of procuring direct materials. Any supplier with access to the Internet and e-mail can participate. By eliminating tedious and time-consuming tasks from the procurement process, Agile Buyer enables companies to focus on the strategic aspects of procurement such as creating and sending requests for quotes, compiling and analyzing supplier responses, managing the contract process and tracking supplier performance quickly and easily.

   Agile Buyer manages the procurement process for the entire direct materials supply chain, including new product introduction, strategic sourcing, product sourcing, and supplier management. Agile Buyer provides a powerful combination of process workflow, contract and order management, and transaction support tools. Further, Agile Buyer lets users accomplish these work processes from their browser, reducing unproductive telephone calls and misplaced faxes.

   Agile Buyer is a secure Internet-based supplier solution for sourcing and procurement of direct (production) materials. Agile Buyer encompasses all direct materials and all members of a supply chain in a single Internet-based environment. Agile Buyer automates preparation and dissemination of requests for quotation, enables buying decision support, allows demand aggregation, issues purchase orders, permits commodity and contract management, and manages supplier performance.

Customers

   To date, we have licensed our products to over 700 customers, predominantly within the electronics and medical device manufacturing industries. No customer accounted for more than ten percent of our total revenues in fiscal 2001, fiscal 2000 or fiscal 1999.

   The following is a representative list of current customers in our targeted industry markets that to date have purchased Agile products and services:

Datacom/Telecom
Equipment                 Computers and Peripherals     Medical Equipment
---------------           -------------------------     -----------------
Alcatel                   S3/Diamond Multimedia Systems EndoSonics
Aspect                    Fujitsu Computer Products     GE Medical
 Telecommunications
Brocade Communications    Gateway                       Guidant
 Systems
Lucent Technologies       Hitachi                       Hologic
Nortel Networks           Iomega                        Humphrey Instruments
ADC                       NEC                           Visx
Xircom                    Dell Computer                 AVE Medtronic
                          Compaq Computer               Johnson & Johnson/Depuy
                          VeriFone/Hewlett-Packard

Electronics
  Manufacturing
  Service Providers       Components                    Semiconductor Equipment
-----------------         ----------                    -----------------------
C-MAC Industries          Advanced Micro Devices        Credence Systems
Flextronics               Micron Technology             Electro-Scientific Industries
 International
Pemstar                   Reltec Communications         FSI International
Solectron                 Texas Instruments             Johnson Matthey Electronics
SCI Systems               VLSI Technology               Strasbaugh
Jabil Circuits            Altera
SMTC                      Amkor
APW                       Nvidia

Consumer Electronics
--------------------
Palm Computing
Dolby Laboratories
Handspring
Microsoft
Nintendo
Philips Mobile Computing
Scientific Atlanta
TiVo

Product Technology and Architecture

   The Agile Anywhere product suite is designed upon open systems based on software industry standards for scalable Internet applications. The result is a low cost, low maintenance end-user business application that eliminates the need for complex custom or in-house development. Agile Anywhere is built on an Internet-based architecture:

  . The core of our architecture is the Agile eHub, the application server, which currently runs on Microsoft NT. The application server is the intermediary between the iCM/hCM and My Agile applications and the database, providing the necessary security for validation of the data, and the web server, which hosts the Internet access to Agile Anywhere. We use encryption technology licensed from RSA Security Inc. to maintain secure data when transported over the Internet.

  . The iCM/hCM and MyAgile applications are Java and HTML-based applications that can run on versions of Microsoft Internet Explorer and Netscape Navigator. There is also a Windows application for users who prefer a Windows user interface rather than a web browser interface. Operating systems supported include Windows 98, Windows NT, Windows 2000 and Sun Solaris. We follow the Microsoft standards for the Windows 98 and 2000 CM clients, and Internet standards for the Java iCM application running within Microsoft Internet Explorer and Netscape Communicator. Our products can be integrated with more than 15 enterprise resource planning systems including, among others, Oracle Applications, J.D. Edwards and SAP.

  . The backend includes the Oracle database server and the Agile Internet File Server.

   The Agile Anywhere suite is enabled for both single-byte and double-byte localization, and has been localized for French and Japanese. We intend to provide localization for additional languages.

   We have entered into platform alliances to ensure that our products are based on industry standards and to enable us to take advantage of current and emerging technologies, including alliances with Sun Microsystems, Oracle and Microsoft. To promote development, definition, adoption, promotion and implementation of open standards that can be leveraged by Agile Anywhere, we work with several industry standards organizations such as the National Institute of Standards and Technology, National Electronics Manufacturing Initiative, Institute for Interconnecting and Packaging Electronic Circuits, RosettaNet, and World Wide Web Consortium. We are involved with Solectron, Intel, HP, SCI, and other industry participants in an initiative to define an XML-based protocol called Product Definition Exchange (PDX).

Product Development

   Our product development objectives are to:

  . be innovative in developing solutions to remove complexity from supply chain collaboration;

  . develop solutions that require little custom code, contain reusable components and are easy to use, implement, maintain, and upgrade; and

  .  adopt industry standard technologies.

   Our software development staff is divided into teams consisting of development engineers, project managers, quality assurance engineers, and technical writers. Working closely with our marketing department, we determine product functionality based upon market requirements, customer feedback, available technical support and customer engineering. We also try to incorporate emerging technologies that will allow us to develop additional features.

   We introduced our first product, Agile Configurator version 1.3, in June, 1996 and have subsequently released nine revisions, adding over a dozen new modules. During this time, the product has evolved from a 2-tiered client-server database application running on Oracle to a multi-tiered application supporting both Windows and Java clients. Our product development activities are focused on broadening the scalability and functionality of Agile Anywhere. We are also developing application interfaces to allow customers to more easily integrate Agile Anywhere with other systems.

   Our research and development expenses, excluding stock compensation expense, were $26.5 million, $9.4 million and $4.7 million for fiscal 2001, 2000 and 1999, respectively, and we expect to continue to invest significantly in research and development in the future.

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

Sales and Marketing

   Our sales and marketing organization is responsible for identifying and developing vertical markets on which we intend to focus, as well as for identifying and notifying our research and development staff of product requirements communicated to us by our customers. We market and sell our products primarily through our direct sales force located at our headquarters in San Jose, California, and at regional and local sales offices in the United States and at offices in France, Germany, Japan, Taiwan and the United Kingdom. Our direct sales force consists of Major Account Executives who focus entirely on our major accounts, Senior Account Executives who focus on specific geographic territories, and Emerging Technology Manufacturers Account Executives who focus on emerging and smaller-sized companies. We also market and sell through our direct telesales and telemarketing representatives. Sales engineers in regional office provide pre-sales technical support. We are also in the early stages of complementing our direct sales force through additional distribution channels, including non-exclusive distributors, integrators and consulting partners.

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

   A critical element of our sales strategy is to establish marketing alliances to promote sales and marketing of our products, as well as to increase product interoperability. We also pursue services alliances with consulting and integration firms to implement our software, provide customer support services, create customized customer presentations and demonstrations and endorse our products during the evaluation stage of the sales cycle. We believe that our relationships with these service providers may shorten our sales cycle because these service providers have generated and qualified sales leads, made initial customer contacts and assessed needs prior to our introduction. We currently have relationships with Accenture, TSC and Siemens for the implementation of our solutions, and a reselling agreement with Manugistics.

Customer Service and Support

   Consulting and Implementation. We offer services, on a fixed-price or time and materials basis, to assist in implementation planning, product installation, implementation assistance, legacy data loading and effectiveness audits. To facilitate and enhance the integration of our products, we have entered into alliances to enable integration of our products with existing design, manufacturing, finance and supply chain systems. This approach allows us to focus on our core competencies and leverage our partners' domain knowledge, which helps reduce time to market both for our customers and us.

   Customer Support. We believe that responsive technical support is a requirement for our continued growth. We provide technical support and unspecified product upgrades on a when-and-if available basis through our annual maintenance program. Our customers are not entitled to new products under our annual maintenance program. Customers generally purchase the first year of support at the time they initially license one of our products. After the initial term of the license is complete, the customer may renew support on an annual or multi-year basis. Customer support is offered by telephone, email and fax and we also offer an Internet-based support that features frequently asked questions, technical alerts, product upgrades and updates, problem reporting and analysis, and self-help through our on-line knowledge base. In addition, our consulting and implementation partners provide customer support and maintenance in some instances. Revenues associated with maintenance contracts are recognized ratably over the term of the maintenance contract, which is generally 12 months.

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

Competition

   The market for collaborative manufacturing commerce and direct materials e-procurement solutions is highly fragmented, rapidly changing and increasingly competitive. We expect competition to persist and intensify, which could result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered.

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

   We utilize database management software from Oracle for our database server. Our customers can purchase this software directly from Oracle or from us. In addition, we integrate third-party software into our products from RSA Security Inc. for security and encryption technology, from Actuate for reporting capability and from Cimmetry Systems for our viewers. This third-party software may not continue to be available on commercially reasonable terms. If we cannot maintain licenses to this third-party software at an acceptable cost, shipments of our products could be delayed until equivalent software could be developed or licensed and integrated into our products. We do not believe that our business could be considered to be substantially dependent on any one of these license agreements, and none of these licenses are responsible for a significant amount of our revenues.

   There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. It is possible that, in the future, third parties may claim that we or our current or potential future products infringe their intellectual property rights. We expect that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. If our products were found to infringe a third party's proprietary rights, we could be required to enter into royalty or licensing agreements in order to continue to be able to sell our products. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

Employees

   As of April 30, 2001, we had a total of 460 employees. Of this total, 125 were in engineering, 148 were in sales and marketing, 138 were in professional services, including technical support and customer training, and 49 were in finance and administration. We also retain independent contractors to support activities such as our professional services and product development. Our success depends on our ability to attract and retain qualified, experienced employees. None of our employees are represented by a collective bargaining unit, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

                                  RISK FACTORS

   Our future performance is subject to a variety of risks. If any of the following risks occur, our business could be harmed and the trading price of our common stock could decline. In addition to other information in this report, the following risk factors should be carefully considered in evaluating Agile and its business.

Risks Related to Our Operations

 We Have a History of Losses, We Expect to Incur Losses in the Future and We May Not Achieve or Maintain Profitability

   Since inception, we have funded our business primarily through selling our stock, not from cash generated from our business. We have incurred quarterly and annual losses in each of the years since we were formed and we expect to continue to incur quarterly and annual losses in the near term. We incurred losses of $125.3 million, $35.2 million and $11.4 million for the fiscal years ended April 30, 2001, 2000 and 1999. As of April 30, 2001, we had an accumulated deficit of approximately $187.1 million. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses. We have incurred and expect to continue to incur substantial non-cash costs relating to the amortization of intangible assets and stock compensation which will contribute to our net losses. We expect to incur losses for the foreseeable future. We will need to generate significant increases in revenues to achieve and maintain profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

 Because We Have a Limited Operating History, It Is Difficult to Evaluate Our Business and Prospects

   We are still in the early stages of development, so evaluating our business operations and our prospects is difficult. We incorporated in 1995 and began shipping our first product in June 1996. The revenues and income potential of our business and market are unproven. We will encounter risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets. These risks include the following:

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

   Furthermore, we typically receive and fulfill most of our orders within the same quarter, with the substantial majority of our orders typically received in the last month of each fiscal quarter. Recently, declining economic conditions have caused our customers to delay and reduce spending on information technology, our sales cycle has lengthened and orders are being pushed to the last day of the quarter. As a result, we may not learn of revenue shortfalls until late in a fiscal quarter, after it is too late to adjust expenses for that quarter. Moreover, recent adverse economic conditions in the United States, particularly those related to the technology industry, may increase the likelihood that customers will unexpectedly delay or cancel orders causing us to fail to achieve anticipated revenues for the quarter. A number of technology companies, particularly software companies that, like Agile, sell enterprise-wide software solutions, have recently announced that adverse economic conditions have negatively affected their business and results of operations. Any revenue shortfall below our expectations could have an immediate and significant adverse effect on our results of operations.

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

   In addition, we have accounted for options to purchase common stock granted to consultants under variable plan accounting. The expense associated with these options may fluctuate significantly from quarter to quarter through fiscal 2006 if the price of our stock fluctuates and could cause our operating results to vary significantly from quarter to quarter.

   Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. If this occurs, the price of our common stock may decline.

 The Impact of Changes in Global Economic Conditions on Our Customers May Cause Us to Fail to Meet Expectations, Which Would Negatively Impact the Price of Our Stock

   Our operating results can vary significantly based upon the impact of changes in global economic conditions on our customers. More specifically, the macro-economic environment that we are facing in fiscal 2002 is more uncertain than in recent periods and has the potentially to materially and adversely affect us and our operating results. The revenue growth and profitability of our business depends on the overall demand for enterprise-level software services, particularly in the areas in which we compete. Because our sales are primarily to major corporate customers whose business fluctuate with general economic and business conditions, a softening of demand for computer software caused by a weakening economy may result in decreased revenues and lower growth rates. We may be especially prone to this as a result of the relatively large license transactions we have historically relied upon. Customers may defer or reconsider purchasing products if they experience a downturn in the general economy.

 We May Not Achieve Anticipated Revenues if the Introduction and Customer Acceptance of Agile Anywhere or Any Upgrades or Enhancements to Our Products Is Unsuccessful

   Our future financial performance will depend on customer acceptance of Agile Anywhere products and any upgrades or enhancements that we may make to our products in the future. We have generated substantially all of our revenues from licenses and services related to current and prior versions of our product suite. We believe that revenues from Agile Anywhere, together with revenues from maintenance and support contracts from Agile Anywhere and prior versions of our suite, will account for a substantial portion of our revenues for the foreseeable future. If we are unable to ship or implement any upgrades or enhancements when planned, or if the introduction of upgrades or enhancements causes customers to defer orders for our existing products, we may not achieve anticipated revenues.

 We May Need to Make Additional Future Acquisitions to Remain Competitive. Our Business Could be Adversely Affected as a Result of These Acquisitions

   We may encounter risks to our business during our integration of acquisitions including:

  . difficulties in assimilation of acquired personnel, operations, technologies or products;

  . unanticipated costs associated with acquisitions. For example, in fiscal 2001 we recorded a $55.2 million impairment charge relating to goodwill and other intangible assets as a result of management's decision in February 2001 to discontinue the further development of the products acquired in the DMI acquisition;

  .  diversion of management's attention from other business concerns;

  . adverse effects on our existing business relationships with our customers or the customers of any acquisitions we make; and

  .  inability to retain employees of acquisitions we make.

   As part of our business strategy, we may in the future seek to acquire or invest in additional businesses, joint venture arrangements, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. Management's negotiations of potential acquisitions or joint ventures and management's integration of acquired businesses, products or technologies could divert their time and resources. Future acquisitions could cause us to issue dilutive equity securities, incur debt or contingent liabilities, amortize goodwill and other intangibles, write off in-process research and development and other acquisition-related expenses that could seriously harm our financial condition and operating results. Further, we may not be able to properly integrate acquired businesses, products or technology with our existing operations or train, retain and motivate personnel from the acquired business. If we are unable to fully integrate an acquired business, product or technology or train, retain and motivate personnel from the acquired business, we may not receive the intended benefits of that acquisition.

   Recent volatility in the stock markets has made it more difficult to value acquired businesses where the consideration payable as the purchase price is stock. We may reach agreement to buy another company using our stock as consideration. Thereafter, prior to closing the acquisition the relative values of the capital stock of the acquired company could change, causing the purchase price to increase. As a result, in periods of market volatility as we are experiencing, acquisitions are difficult to complete, and we may be unable to complete beneficial acquisitions of complementary businesses or technologies at an acceptable price.

 Implementation of Our Products By Large Customers May Be Complex and Customers Could Become Dissatisfied if Implementation of Our Products Proves Difficult, Costly or Time-Consuming

   Our products must integrate with many existing computer systems and software programs used by our customers. Integrating with many other computer systems and software programs can be complex, time consuming and expensive, causing delays in the deployment of our products. Because we are one of the first companies to offer products designed for collaborative manufacturing commerce solutions, many customers will be facing these integration issues for the first time in the context of collaborating with supply chain partners. Customers could become dissatisfied with our products if implementations prove to be difficult, costly or time-consuming.

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

 If We Do Not Sell Additional Licenses or Enhanced Versions or Upgrades of Our Products to Existing Customers, We May Not Achieve Revenue Growth

   The size of a new customer's initial order is relatively small and may include a limited number of user licenses. In subsequent orders, customers often add user licenses or additional products designed for specific functions, such as the AML Server targeted at manufacturers. In order to grow revenues, we depend on sales of additional user licenses to our existing customers as well as sales of new licenses to new customers. Therefore, it is important that our customers are satisfied with their initial product implementations and that they believe that expanded use of the product they purchased will provide them with additional benefits. Customers could choose not to purchase any new products or expand the use of our products. If we do not increase sales to existing customers, we may not be able to achieve revenue growth.

 If We Do Not Establish and Maintain Relationships With Key Partners, We May Encounter Difficulty in Providing Implementation and Customer Support of Our Products

   We rely heavily on our relationships with consulting and integration partners to implement our software, provide customer support services and endorse our products during the evaluation stage of the sales cycle.

Currently, a limited number of companies provide implementation services for our products. We expect to increasingly rely on these types of partners in the future. These companies are not contractually obligated to continue to provide implementation services for us or to otherwise promote our products. Although we seek to develop and maintain relationships with these types of service providers, they may have similar or more established relationships with our competitors. If these service providers do not increase this segment of their business, or reduce or discontinue their relationships with us or their support of our products, our business could be harmed. We will need to develop new third party relationships if sales of our products increase and our current partners cannot fulfill all of our needs for implementation and customer support services. Without these third parties, we would have to expand our services organization to increase the consulting and professional services that we provide to our customers and divert resources from other areas of our business. If we are required to expand our professional services capabilities, we may not be able to do so on a timely basis.

   We are beginning to implement larger deployments of our products together with third parties such as Accenture. If we are not successful with these joint deployments, we may incur increased costs and customer dissatisfaction and may not achieve increased sales and market acceptance of our products.

   To meet customer demand, we might have to outsource services to more costly independent contractors and other third parties. In addition, if our implementation partners do not adequately perform implementation services, our customers could become dissatisfied with our products. In order to avoid dissatisfaction, we may need to provide supplemental implementation services at no additional cost to customers. Although we could experience an increase in services revenues if our service partners are not successful, services revenues have lower gross margins than license revenues. We could also experience delays in recognition of license revenue if customer implementation projects fall behind schedule.

 We May Experience Customer Dissatisfaction and Lost Sales if Our Products Do Not Scale to Accommodate Substantial Increases in the Number of Users

   Our strategy requires that our software be highly scalable, or able to accommodate substantial increases in the number of users. If our customers cannot successfully implement large-scale deployments, or if they determine that our products cannot accommodate large-scale deployments, we could experience customer dissatisfaction and find it more difficult to obtain new customers or to sell additional products to our existing customers.

 We May Not Be Able to Increase Sales of Our Products if We Do Not Expand Our Direct Sales Organization

   We sell our products primarily through our direct sales force. Our ability to increase our sales will depend on our ability to recruit, train and retain top quality sales people with the advanced sales skills and technical knowledge we need. Competition for qualified personnel remains intense in our industry. In addition, it takes time for our new sales personnel to become productive, particularly our senior sales and services personnel, who could take up to nine months to become fully productive. Recent volatility in our stock price could decrease our ability to hire and retain qualified personnel. If we are unable to hire or retain qualified sales personnel, or if newly hired personnel fail to develop the necessary skills or reach productivity more slowly than anticipated, it would be more difficult for us to sell our products, and we may experience a shortfall in revenues.

 Our Variable Sales Cycle Makes it Difficult For Us to Predict When or if Sales Will Be Made

   Our products have an unpredictable sales cycle that contributes to the uncertainty of our future operating results. With the recent economic uncertainties facing our customers, and the decline in the business that they face, our sales cycle has lengthened. Customers are taking longer to evaluate our product, and orders may be delayed or postponed. Our collaborative manufacturing commerce software is a new category of products, and customers often view the purchase of our products as a significant and strategic decision. As a result, intensive marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of our products. Customers may take time to evaluate our products. The sale of our products may be subject to delays due to the lengthy internal budgeting, approval and evaluation processes of our customers. We may expend significant sales and marketing expenses during this evaluation period before the customer places an order with us. Customers may initially purchase a smaller number of user licenses before expanding the order to allow a greater number of users to benefit from the application. Larger customers may purchase our products as part of multiple simultaneous purchasing decisions, which may result in additional unplanned administrative processing and other delays in our product sales. If sales forecasted from a specific customer for a particular quarter are not realized, we may experience an unplanned shortfall in revenues. As a result, we have only a limited ability to forecast the timing and size of sales of our products.

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

 Competition Among Providers of Software Enabling Collaboration in a Manufacturing Supply Chain May Increase, Which Could Cause Us to Reduce Prices, and Resulting in Reduced Gross Margins or Loss of Market Share

   The market for products that enable companies to interactively manage and share information relating to the manufacture and supply of products is highly fragmented, rapidly changing and increasingly competitive. We expect competition to continue to intensify, which could result in price reductions for our products, reduced margins and loss of market share. Competitors vary in size and in the scope and breadth of the products and services offered. We face potential competition from in-house development efforts by potential customers or partners, vendors of software designed for management of engineering information, and developers of general purpose groupware software addressing only limited technology components involved in managing data generated by changes to the engineering process. We also face potential competition from providers of enterprise resource planning software and supply-chain software.

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

 Our Products Might Not Be Compatible With All Platforms, Which Could Inhibit Sales

   We must continually modify and enhance our products to keep pace with changes in computer hardware and software and database technology, as well as emerging technical standards in the software industry. For example, we have designed our products to work with databases such as Oracle. Any changes to these platforms could require us to modify our products, and could cause us to delay releasing product enhancements until the updated version of that platform has been released. Furthermore, third parties develop adapters to integrate our products with other design, manufacture, finance and supply chain systems used by our customers. We rely on these third parties to update the adapters to reflect changes to our products as well as to the targeted platform in order to maintain the functionality provided by our products. As a result, uncertainties related to the timing and nature of new product announcements, introductions or modifications by vendors of operating systems, back-office applications and browsers and other Internet- related applications could hurt our business, as customers may not be certain as to how our products will operate with their existing systems.

   In addition, portions of our products are based upon a programming language that does not offer all of the features available in Windows. Accordingly, certain features available to products that run on Windows may not be available in the non-Windows version of our products, and this could result in reduced customer demand. Furthermore, some of our products do not run on certain types of popular server computers, such as those that utilize the UNIX operating system. If another platform becomes more widely used or offers greater scalability, we could be required to convert, or "port," our product to that platform. We may not succeed in these efforts, and even if we do, potential customers may not choose our product. As we extend the functionality of our products to run on additional platforms, we may incur increased development costs and increased development lifecycles.

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

  .  the need to develop our software in multiple foreign languages;

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

 We Depend on Licensed Technology and the Loss or Inability to Maintain These Technology Licenses Could Result in Increased Cost or Delays in Sales of Our Products

   We license technology on a non-exclusive basis from several businesses for use with our products, including licenses from RSA Security Inc. for security and encryption technology software, Actuate Corporation for reporting capability and from Cimmetry Systems Inc. for our viewers. We anticipate that we will continue to license technology from third parties in the future. Some of the software we license from third parties would be difficult to replace. This software may not continue to be available on commercially reasonable terms, if at all. The loss or inability to maintain any of these technology licenses could result in delays in the licensing of our products until equivalent technology, if available, is identified, licensed and integrated. In addition, the effective implementation of our products depends upon the successful operation of third-party licensed products in conjunction with our products, and therefore any undetected errors in these licensed products may prevent the implementation or impair the functionality of products, delay new product introductions and/or injure our reputation. The increased use of third-party software could require us to enter into license agreements with third parties, which could result in higher royalty payments and a loss of product differentiation and lower product gross margins.

 Defects in Our Software Products Could Diminish Demand For Our Products

   Our software products are complex and may contain errors that may be detected at any point in the life of the product. We have in the past discovered software errors in certain of our products and as a result have experienced delays in shipment of products during the period required to correct these errors. We cannot be sure that, despite testing by us, our implementation partners and our current and potential customers, errors will not be found in new products or releases after shipment, resulting in loss of revenue, delay in market acceptance and sales, diversion of development resources, injury to our reputation or increased service and warranty costs.

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

 In Order to Manage Our Growth and Expansion, We Will Need to Improve and Implement New Systems, Procedures and Controls

   We have recently experienced a period of rapid growth and expansion that has placed a significant strain on our management information systems and our administrative, operational and financial resources. For example, we have grown from 289 employees at April 30, 2000 to 460 employees at April 30, 2001. If we are unable to manage our growth and expansion in an efficient or timely manner, our business will be seriously harmed. In addition, we have recently hired a significant number of employees and plan to further increase our total headcount. We also plan to expand the geographic scope of our operations. This expansion has resulted and continues to result in substantial demands on our management resources. To accommodate continued anticipated growth and expansion, we will be required to:

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

 We Will Rely on Third Parties to Manage System and Network Environments for Hosted Customers

   We will rely on third parties to manage system and network environments running the Agile Anywhere and Agile Buyer solutions and related solutions for customers requiring hosting. Services provided by these third parties will include managing the hosted servers, maintaining communications lines and managing network data centers, which are the locations where the Agile solutions reside. Since the hosting of the Agile solutions for certain customers will depend on these third parties, it is possible that these third parties may not be able to meet our and our customers' service level requirements. Dissatisfaction or problems with our service or the service of the third parties that host our solutions or delays or interruptions or other problems with service due to mechanical failure, human error, security breaches, power loss and other facility failures, natural disasters, sabotage, vandalism, or other similar events could result in a reduction of business generated by the hosted environment. In the event that we choose to use alternative hosting sources, this may result in a temporary degradation of the service level for hosting services that may be unacceptable to our customers.

 We Are Subject to Employer Payroll Taxes When Our Employees Exercise Their Stock Options That Could Adversely Affect Our Results of Operations

   Employer payroll taxes are assessed on each employee's gain on the sale of stock received upon exercise of options, which is the difference between the price of our common stock on the date of exercise and the exercise price. During a particular period, these payroll taxes could be material. These employer payroll taxes would be recorded as an expense and are assessed at tax rates that varies depending upon the employee's taxing jurisdiction in the period such options are exercised based on actual gains realized by employees. However, because we are unable to predict how many stock options will be exercised, at what price and in which country during any particular period, we cannot predict the amount, if any, of employer payroll expense will be recorded in a future period or the impact on our future financial results.

 Power Outages In California May Adversely Affect Us

   We have significant operations, including our headquarters, in the state of California and are dependent on a continuous power supply. California's current energy crisis could substantially disrupt our operations and increase our expenses. California has recently implemented, and may in the future continue to implement, rolling blackouts throughout the state. If blackouts interrupt our power supply, we may be temporarily unable to continue operations at our California facilities. Any such interruption in our ability to continue operations at our facilities could delay the development and delivery of our products and services and otherwise disrupt communications with our customers or other third parties on whom we rely. Furthermore, shortages in wholesale electricity supplies have caused power prices to increase. If energy prices continue to increase, our operating expenses will likely increase which could have a negative effect on our operating results.

 Some of Our Customers are Small Emerging Growth Companies that May Represent Credit Risks

   We have expanded our customer base to include licenses to small emerging growth companies. Many of these companies have limited operating histories, are operating at a loss and have limited access to capital. With the significant slowdown in U.S. economic growth in the past several months and uncertainty relating to the prospects for near-term U.S. economic growth, some of these customers may represent a credit risk. If our customers experience financial difficulties or fail to experience commercial success, we may have difficulty collecting on our accounts.

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

Risks Related to Control

 Our Executive Officers, Directors and Major Stockholders Will Retain Significant Control, Which May Lead to Conflicts With Other Stockholders Over Corporate Governance Matters

   Currently executive officers, directors and holders of 5% or more of our outstanding common stock own, in the aggregate, approximately 17% of our outstanding common stock. These stockholders would be able to significantly influence all matters requiring approval by our stockholders, including the election of directors and the approval of significant corporate transactions. This concentration of ownership may also delay, deter or prevent a change in our control and may make some transactions more difficult or impossible to complete without the support of these stockholders.

 Our Stock Price Has Been and May Continue to Be Extremely Volatile, Which May Lead to Losses By Investors and to Securities Litigation

   The stock market has experienced significant price and volume fluctuations and the market prices of securities of technology companies, particularly Internet- related companies including us, have been highly volatile. Investors may not be able to resell their shares purchased in this offering at or above the offering price. The market price of our common stock may decrease significantly in response to a number of factors, some of which are beyond our control, including the following:

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

 Provisions Contained in Our Charter Documents May Delay or Prevent a Change in Our Control

   Provisions of our Delaware certificate of incorporation and bylaws and of Delaware law could make it more difficult for a third party to acquire us, even if a change in control would be beneficial to our stockholders. These provisions also may prevent changes in our management. We are subject to the provision of Section 203 of the Delaware General Corporation Law, which restricts certain business combinations with interested stockholders. The combination of these provisions may inhibit a non-negotiated merger or other business combination.

 We Have Adopted Certain Anti-Takeover Measures That May Make it More Difficult For a Third Party to Acquire Us

   Our board of directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of shares of preferred stock, while potentially providing desirable flexibility in connection with possible acquisitions and for other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. We have no present intentions to issue shares of preferred stock. Further, on March 2001, our board of directors adopted a preferred stock purchase rights plan intended to guard against certain takeover tactics. The adoption of this plan was not in response to any proposal to acquire us, and the board is not aware of any such effort. The existence of this plan could also have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. In addition, certain provisions of our certificate of incorporation may have the effect of delaying or preventing a change of control, which could adversely affect the market price of our common stock.

ITEM 2. PROPERTIES

   Our headquarters are currently located in four leased facilities in San Jose, California, consisting of approximately 142,000 square feet under leases expiring in 2005 with expansion and renewal options, of which approximately 18,000 square feet is currently sublet to tenants on short-term subleases. In March 2000, we entered into a lease expiring in 2005 for an additional approximately 5,000 square feet of office space located in Scotts Valley, California. We also lease offices for sales and service personnel in eight locations in the United States as well as in Paris, France, Stuttgart, Germany, London, United Kingdom, Tokyo, Japan and Taipei, Taiwan. We believe our current facilities will be adequate to meet our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

   None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None

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

                                                                  High    Low
                                                                 ------- ------
      Fiscal 2001:
      Quarter Ended April 30, 2001.............................. $ 49.94 $ 9.00
      Quarter Ended January 31, 2001............................ $ 88.25 $24.00
      Quarter Ended October 31, 2000............................ $ 98.00 $46.56
      Quarter Ended July 31, 2000............................... $ 75.50 $33.88

      Fiscal 2000:
      Quarter Ended April 30, 2000.............................. $ 91.19 $18.31
      Quarter Ended January 31, 2000............................ $112.50 $46.59
      Quarter Ended October 31, 1999............................ $ 51.80 $17.13

   All information in this Item 5 has been restated to reflect a two-for-one stock split, effected in the form of a stock dividend to each stockholder of record as of March 17, 2000.

   Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends. At June 30, 2001, there were 424 stockholders of record (there were a substantially greater number of Agile Software beneficial owners) and the price per share of our common stock was $16.03.

   During fiscal 2001 we issued an aggregate of 8,615,000 shares of our common stock upon the exercise of outstanding options to purchase our common stock. A portion of those shares was issued pursuant to an exemption by reason of Rule 701 under the Securities Act of 1933.

   In August 2000, we issued a warrant to purchase 50,000 shares of our common stock in connection with the establishment of a marketing alliance with a business partner. The warrant was vested and immediately exercisable upon the date of grant. The warrant expires upon the termination of the agreement. The offer and sale of the warrant was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. We relied on the following criteria to make such exemption available: the number of offerees, the size and manner of the offering, the sophistication of the offerees and the availability of material information.

   In September 2000, we issued an aggregate of 82,222 shares of our common stock upon the exercise of an outstanding warrant on a net exercise basis, at an exercise price of $74.92 per share. The offer and sale of the warrant and the common stock issuable upon exercise thereof, was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. We relied on the following criteria to make such exemption available: the number of offerees, the size and manner of the offering, the sophistication of the offerees and the availability of material information.

   On January 29, 2001, we issued an option to acquire up to 9,396,941 shares of our common stock at an exercise price per share of $54.00, to Ariba, Inc., under the terms of the Agreement and Plan of Merger and Reorganization between Agile and Ariba in connection with Ariba's proposed acquisition of Agile. The option was cancelled on April 4, 2001 when the proposed acquisition was cancelled.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

   The selected consolidated statement of operations data set forth below for the fiscal years ended April 30, 2001, 2000 and 1999 and the consolidated balance sheet data as of April 30, 2001 and 2000 are derived from our consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, independent public accountants, and are included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the fiscal years ended April 30, 1998 and 1997 and the consolidated balance sheet data as of April 30, 1999, 1998 and 1997 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                     Fiscal Years Ended April 30,
                              -----------------------------------------------
                                2001       2000      1999     1998     1997
                              ---------  --------  --------  -------  -------
                                (in thousands, except per share amounts)
Consolidated Statement of
 Operations Data (1):
Revenues:
 License..................... $  64,978  $ 21,463  $ 10,859  $ 6,102  $ 1,143
 Professional services.......     9,182     4,787     3,665    1,385      187
 Maintenance.................    12,899     5,948     2,283      516       22
                              ---------  --------  --------  -------  -------
   Total revenues............    87,059    32,198    16,807    8,003    1,352
                              ---------  --------  --------  -------  -------
Cost of revenues:
 License.....................     3,830     1,451       819      543      113
 Professional services.......     6,986     3,718     3,823    1,347       88
 Maintenance.................     4,875     2,510     1,343      278       65
 Stock compensation..........       663       562       162       61      --
                              ---------  --------  --------  -------  -------
   Total cost of revenues....    16,354     8,241     6,147    2,229      266
                              ---------  --------  --------  -------  -------
Gross profit.................    70,705    23,957    10,660    5,774    1,086
                              ---------  --------  --------  -------  -------
Operating expenses:
 Sales and marketing:
 Other sales and marketing...    61,951    26,657    13,495    8,070    2,149
 Stock compensation..........     7,294     5,820       457      416      --
 Research and development:
 Other research and
  development................    26,451     9,411     4,742    3,788    2,510
 Stock compensation..........     4,346     3,281       858      185      --
 General and administrative:
 Other general and
  administration.............     6,255     3,411     1,938    1,995    1,333
 Stock compensation..........     3,749     2,182       776      194      --
Amortization of goodwill and
 other intangible assets.....    35,974    14,911       --       --       --
Acquired in-process
 technology..................       --      1,300       --       --       --
Impairment of goodwill and
 other intangible assets.....    55,224       --        --       --       --
Merger related expenses......     4,985       --        --       --       --
                              ---------  --------  --------  -------  -------
   Total operating expenses..   206,229    66,973    22,266   14,648    5,992
                              ---------  --------  --------  -------  -------
Loss from operations.........  (135,524)  (43,016)  (11,606)  (8,874)  (4,906)
Impairment of equity
 investments.................    (8,561)      --        --       --       --
Interest income (expense)....    18,749     7,823       178      (68)      70
                              ---------  --------  --------  -------  -------
Net loss..................... $(125,336) $(35,193) $(11,428) $(8,942) $(4,836)
                              =========  ========  ========  =======  =======
Net loss per share:
 Basic and diluted........... $   (2.74) $  (1.14) $  (1.94) $ (2.10) $ (1.86)
                              =========  ========  ========  =======  =======
 Weighted average shares
  (2)........................    45,703    30,967     5,904    4,258    2,600
                              =========  ========  ========  =======  =======

                                            As of April 30,
                              -----------------------------------------------
                                2001       2000      1999     1998     1997
                              ---------  --------  --------  -------  -------
Consolidated Balance Sheet
 Data:
Cash, cash equivalents and
 short-term investments...... $ 300,525  $299,875  $ 10,003  $ 2,160  $ 3,292
Working capital (deficit)....   293,839   294,251     4,174     (930)   2,617
Total assets.................   355,191    43,801    17,948    7,531    5,366
Long-term obligations........       134     1,015     3,224      782      626
Stockholders' equity.........   313,640   412,646     3,291      177    3,154

--------
(1) The consolidated statement of operations data reflects reclassifications to allocate the non-cash stock compensation related to the issuance of stock options from a single-line item presentation within operating expenses to the individual amounts related to cost of revenues, sales and marketing, research and development, and general administration expenses.

(2) Reflects the two-for-one stock split effective March 2000.

ITEM 7. MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

Overview

   We develop and market collaborative manufacturing commerce solutions that speed the "build" and "buy" process across the virtual manufacturing network. We believe that our products improve time-to-volume, customer responsiveness and cost of goods sold. Our solutions manage product content and critical communication, collaboration and commerce transactions among original equipment manufacturers, electronic manufacturing services providers, customers and suppliers in real-time. We were founded in March 1995 and in June 1996 we began selling our first products and delivering related services. We currently license our products in the United States through our direct sales force, and in Europe and Asia through our direct sales force and distributors. To date, revenues from international sales have not been material. We have derived our revenues principally from the licenses of our products, the delivery of professional services and from maintenance contracts.

   Customers who license our software products receive a license for our application servers, one or more user licenses, and adapters provided by third parties to connect with the customer's other existing enterprise systems. Our customers generally purchase a limited number of user licenses at the time of the initial license of the software products and may purchase additional user licenses as needed. Customers may purchase implementation services from us. These professional services are generally provided on a fixed-price basis and are often provided by third-party consulting organizations. We also offer fee-based training services to our customers. As of April 30, 2001, over 98% of our customers who licensed our products had purchased maintenance contracts, which provide unspecified software upgrades on a when-and-if available basis, and technical support over a stated term, which is generally a twelve-month period. Over 95% of our customers had renewed their maintenance contracts as of April 30, 2001. We may not be able to maintain or continue these rates of purchases or renewals of maintenance agreements.

   We recognize revenue under Statement of Position, or SOP, 97-2, "Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." When contracts contain multiple elements and vendor-specific objective evidence of fair-value exists for all undelivered elements, we account for the delivered elements in accordance with the "Residual Method" prescribed by SOP 98-9. Multiple element arrangements generally include post-contract support (PCS or support), software products, and in some cases, service. Vendor-specific objective evidence of fair value is generally determined by sales of the same element or service to third parties or through a renewal rate specified in the related arrangement. In most cases, the bundled multiple elements include PCS and the software product. In such cases, when vendor-specific objective evidence of fair value exists for all of the undelivered elements (most commonly PCS), the residual amount is recognized as revenue and the PCS is recognized ratably over the PCS term as described below.

   License revenues are recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable, and delivery and customer acceptance (including the expiration of an acceptance period), if required under the terms of the contract, of the software products has occurred. In the event that we grant a customer the right to specified upgrades, license revenue is deferred until delivery of the specified upgrade. If vendor-specific objective evidence of fair value exists for the specified upgrade, an amount equal to this fair value is deferred. If vendor-specific objective evidence of fair value does not exist, then recognition of the entire license fee is deferred until the delivery of the specified upgrade. Allowances for estimated returns are provided upon product delivery. In instances where vendor obligations remain, recognition of revenues is deferred until the obligation has been satisfied.

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

   Maintenance revenues are recognized ratably monthly over the term of the maintenance contract, which is generally twelve months. Maintenance contracts include the right to unspecified upgrades on a when-and-if available basis, and ongoing support.

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

   On November 23, 1999, we acquired Digital Market, Inc. ("DMI") in a transaction accounted for as a purchase business combination. We paid $20.0 million in cash and issued 1,202,018 shares of our Common Stock valued at $75.7 million or $62.95 per share based upon the average price of our Common Stock two days before, day of and two days after the transaction measurement date. In addition, we also assumed all unvested outstanding stock options granted by DMI. The estimated fair value of the assumed options was $5.6 million, and was included as a component of the purchase price. The fair value of the options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free rate of 5.96%, expected life of 2.0 to
4.0 years, expected dividend rate of 0%, and volatility of 85%. We incurred $1.2 million in acquisition expenses, including financial advisory and legal fees and other direct transaction costs resulting in an adjusted aggregate purchase price of $102.5 million.

   The total acquisition price of $102.5 million was allocated to the assets acquired, including tangible and intangible assets, and liabilities assumed based upon the fair value of such assets and liabilities on the date of the acquisition. The total acquisition price of the acquisition was allocated to assets and liabilities based on management's estimates of their fair value and an independent appraisal of certain intangible assets, with the excess costs over the net assets acquired allocated to goodwill. The aggregate purchase price was allocated as follows (in thousands):

       Net tangible liabilities..................................... $   (6,659)
       In-process technology........................................      1,300
       Existing technology..........................................      1,850
       Trademark....................................................        150
       Assembled workforce..........................................      2,100
       Goodwill.....................................................    103,776
                                                                     ----------
                                                                       $102,517
                                                                     ==========

   The net tangible liabilities consisted primarily of cash and cash equivalents, accounts receivable, property and equipment, accounts payable and other liabilities and notes payable. Because the in-process technology had not reached the stage of technological feasibility at the acquisition date and had no alternative future use, the amount was immediately charged to operations. The amount allocated to existing technology, trademark and assembled workforce was being amortized over the estimated useful lives of three years. The purchase price in excess of identified tangible and intangible assets was allocated as goodwill. As a result of the rapid technological changes occurring in the software and Internet industries, goodwill was being amortized over the estimated useful life of three years. The valuation of the intangible assets was been determined using management's assumptions and a valuation report from an independent appraiser.

   Management assesses the impairment of identifiable intangibles and related goodwill periodically in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. Impairment of enterprise level goodwill is also assessed periodically in accordance with the provision of Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, or a significant decline in our market capitalization relative to net book value. When it is determined that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, any impairment is measured based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model.

   During the fourth quarter of 2001, management performed an impairment assessment of the identifiable intangibles and goodwill recorded upon the acquisition of DMI. This assessment was performed primarily as a result of the decision by management in February 2001 to discontinue the further development of the products acquired in the DMI acquisition. As a result of the assessment, an impairment charge of $55.2 million was recorded to reduce the carrying value of developed technology and goodwill. The charge was determined based upon our estimated discounted cash flows using a discount rate of 25%. The assumptions supporting such cash flows including the discount rate were determined using management's best estimates. The remaining identifiable intangibles balance of approximately $1.2 million, consisting principally of workforce in place, will continue to be amortized over its remaining useful life of 1.5 years which management considers appropriate.

   We granted options below market price to purchase 269,144 shares of our common stock to certain DMI employees who remained our employees after the acquisition. We recorded additional deferred stock compensation of approximately $11.7 million associated with these stock option grants, which was amortized over their expected term of 18 months.

   In connection with the granting of stock options to our employees (including the DMI employees who remained our employees after the acquisition) and non-employee consultants, we have recorded unearned stock compensation totaling approximately $40.4 million through April 30, 2001, of which $9.4 million remains to be amortized. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the applicable vesting period of the options, consistent with the accelerated amortization method described in Financial Accounting Standards Board, or FASB, Interpretation No. 28. We recognized amortization of unearned stock compensation of $16.1 million in fiscal 2001 and $11.8 million in fiscal 2000. The amortization of the remaining unearned stock compensation at April 30, 2001 will result in additional charges to operations through fiscal 2005. We calculated the fair value of options to purchase 130,000 shares of our common stock granted to non-employee consultants, which totals $1.5 million as of April 30, 2001, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 with the following underlying assumptions: expected volatility of 100%, risk-free interest rate of 4.6% and option terms of two to four years. We are accounting for these options under variable plan accounting and therefore the expense associated with these options may fluctuate significantly from quarter to quarter through fiscal 2005.

   In September 2000, in connection with a marketing alliance with a third party, we issued a warrant to purchase 50,000 shares of our common stock at an exercise price of $67.05 per share, the fair value of our common stock on the date of the agreement. We recorded a charge of $2.0 million representing the fair value of the warrant, estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free rate of 5.75%, expected life of 3.0 years, expected dividend rate of 0%, and volatility of 80%. Such amount is presented as a reduction of stockholders' equity and is being amortized to sales and marketing expense over the three-year life of the marketing alliance.

   The warrant was granted on a non-contingent basis and vests immediately. The warrant is not subject to repurchase, nor does it require substantial performance for the third party to exercise. The marketing alliance is a three-year non-exclusive cooperative agreement, which is designed to enhance our and the third party's potential revenues in their respective areas, and credibility in collaborative manufacturing commerce without constraining each other's business. We will each be responsible for our own cost and expenses in performing joint marketing sales activities.

   Although our total revenues have increased from year to year, we have incurred significant costs to develop our products and to recruit and train personnel for our engineering, sales, marketing, professional services and administration departments. As a result, we have incurred significant losses since inception, and, as of April 30, 2001, had an accumulated deficit of $187.1 million.

   We intend to continue to incur significant sales and marketing, research and development, general and administrative expenses and stock compensation expenses. For example, we had 460 full-time employees at April 30, 2001, compared to 289 at April 30, 2000 and 156 at April 30, 1999. We will seek to hire additional employees in the future. We expect to continue to incur operating losses for the foreseeable future. In order to achieve profitability, we will need to increase our revenues significantly. Therefore, we cannot be sure that we will ever attain or maintain profitability. Our expansion will also place significant demands on our management and operational resources. To manage this rapid growth and increased demands, we must improve existing and implement new operational and financial systems, procedures and controls. We must also hire, train, manage, retain and motivate qualified personnel. We expect future expansion to continue to challenge our ability to hire, train, manage, retain and motivate our employees.

   In view of the rapidly changing nature of our market and our limited operating history, we believe that period-to-period comparisons of our revenues and other operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our historic revenue growth rates are not necessarily sustainable or indicative of our future growth.

   On March 17, 2000, the Board of Directors authorized a two-for-one stock split of our common stock, in the form of a stock dividend. The financial information included in this report has been restated to give effect to the stock split.

Results of Operations

   The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total revenues:

                                             Fiscal Year Ended April 30,
                                            ---------------------------------
                                              2001        2000        1999
                                            ---------   ---------   ---------
   Revenues:
     License...............................        75 %        67 %       65 %
     Professional services.................        10          15         22
     Maintenance...........................        15          18         13
                                            ---------   ---------   --------
       Total revenues......................       100         100        100
                                            ---------   ---------   --------
   Cost of revenues:
     License...............................         4           5          5
     Professional services.................         8          12         23
     Maintenance...........................         6           8          8
     Stock compensation....................         1           2          1
                                            ---------   ---------   --------
       Total cost of revenues..............        19          26         37
                                            ---------   ---------   --------
   Gross profit............................        81          74         63
                                            ---------   ---------   --------
   Operating expenses:
     Sales and marketing:
      Other sales and marketing............        71          83         80
      Stock compensation...................         8          18          3
     Research and development:
      Other research and development.......        31          29         28
      Stock compensation...................         5          10          5
     General and administrative:
      Other general and administration.....         7          11         12
      Stock compensation...................         4           7          5
     Amortization of goodwill and other
      intangible assets....................        41          46        --
     Acquired in-process technology........       --            4        --
     Impairment of goodwill and other
      intangible assets....................        64         --         --
     Merger related expenses...............         6         --         --
                                            ---------   ---------   --------
       Total operating expenses............       237         208        132
                                            ---------   ---------   --------
   Loss from operations....................      (156)       (134)       (69)
   Impairment of equity investments........       (10)        --         --
   Interest and other income...............        22          27          3
   Interest expense........................       --           (2)        (2)
                                            ---------   ---------   --------
   Net loss................................      (144)%      (109)%      (68)%
                                            =========   =========   ========

Fiscal Years Ended April 30, 2001 2000 and 1999

Revenues

   Our total revenues were $87.1 million in fiscal 2001, $32.2 million in fiscal 2000 and $16.8 million in fiscal 1999, representing increases of $54.9 million, or 170%, in fiscal 2001 compared to fiscal 2000 and $15.4 million, or 92%, in fiscal 2000 compared to fiscal 1999. We had no customer that accounted for more than 10% of our total revenues in fiscal 2001, fiscal 2000 or fiscal 1999.

   License Revenues. Our license revenues were $65.0 million in fiscal 2001, $21.5 million in fiscal 2000 and $10.9 million in fiscal 1999, representing increases of $43.5 million, or 203%, in fiscal 2001 compared to fiscal 2000 and $10.6 million, or 98%, in fiscal 2000 compared to fiscal 1999. License revenues as a percentage of total revenues were 75% in fiscal 2001, 67% in fiscal 2000 and 65% in fiscal 1999. The increase in absolute dollars in fiscal 2001 compared to 2000 and in fiscal 2000 compared to fiscal 1999 was due to software licensed to new customers and additional software licensed to existing customers resulting from increased market acceptance of our suite of products.

   Professional Services Revenues. Our professional services revenues were $9.2 million in fiscal 2001, $4.8 million in fiscal 2000 and $3.7 million in fiscal 1999, representing increases of $4.4 million, or 92%, in fiscal 2001 compared to fiscal 2000 and $1.1 million, or 31%, in fiscal 2000 compared to fiscal 1999. Professional services revenues as a percentage of total revenues were 10% in fiscal 2001, 15% in fiscal 2000 and 22% in fiscal 1999. The increase in professional services revenues in absolute dollars in fiscal 2001 compared to fiscal 2000 and in fiscal 2000 compared to fiscal 1999 reflects increased license revenues and an increased range of services, consisting of additional data migration and integration services. The decrease in professional services revenues as a percentage of total revenues is due to the increased percentage of professional services that were provided by third party implementers who invoiced the customer directly.

   Maintenance Revenues. Our maintenance revenues were $12.9 million in fiscal 2001, $5.9 million in fiscal 2000 and $2.3 in fiscal 1999, representing increases of $7.0 million, or 117%, in fiscal 2001 compared to fiscal 2000 and $3.7 million, or 161%, in fiscal 2000 compared to fiscal 1999. Maintenance revenues as a percentage of total revenues were 15% in fiscal 2001, 18% in fiscal 2000 and 13% in fiscal 1999. The increase in maintenance revenues in absolute dollars in fiscal 2001 compared to fiscal 2000 and in fiscal 2000 compared to fiscal 1999 reflects increased sales of licenses of our products. The decrease in maintenance revenues as a percentage of total revenues in fiscal 2001 compared to fiscal 2000 was due to a higher proportion of license revenues to total revenues resulting from increased market acceptance of our products.

Cost of Revenues

   Cost of License Revenues. Cost of license revenues, excluding stock compensation, were $3.8 million in fiscal 2001, $1.5 million in fiscal 2000 and $819,000 in fiscal 1999, representing increases of $2.4 million, or 164%, in fiscal 2001 compared to fiscal 2000 and $632,000, or 77%, and in fiscal 2000 compared to fiscal 1999. Cost of license revenues as a percentage of license revenues were 6% in fiscal 2001, 7% in fiscal 2000 and 8% in fiscal 1999. The increase in the cost of license revenue in absolute dollars in fiscal 2001 compared to fiscal 2000 and in fiscal 2000 compared to fiscal 1999 reflects increased expenses associated with royalties due to third parties for software used in our products. Cost of license revenues as a percentage of total license revenues decreased in fiscal 2001 compared to fiscal 2000 and in fiscal 2000 compared to fiscal 1999 as add-on licenses, which have a higher gross margin than initial customer licenses, have increased as a percentage of total license revenues.

   Cost of Professional Services Revenues. Cost of professional services revenues, excluding stock compensation, were $7.0 million in fiscal 2001, $3.7 million in fiscal 2000 and $3.8 million in fiscal 1999, representing an increase of $3.3 million, or 88% in fiscal 2001 compared to 2000 and a decrease of $105,000, or 3%, in fiscal 2000 compared to 1999. Cost of services revenues as a percentage of services revenues were 76% in fiscal 2001, 78% in fiscal 2000 and 104% in fiscal 1999. The increase in cost of professional services revenues in absolute dollars in fiscal 2001 compared to fiscal 2000 was due to increased professional services personnel necessary to support our increased customer base. The decrease in cost of professional services revenues as a percentage of professional services revenues in fiscal 2001 compared to fiscal 2000 and fiscal 2000 compared to fiscal 1999 was due to economies of scale realized as a result of increased management personnel and experienced maintenance personnel. In certain periods in the past, and potentially in the future, our cost of professional services revenues exceeded or may exceed our professional services revenues, primarily because the actual cost of providing the services, whether provided internally or through third parties, exceeded or may exceed the fixed price payment received from some of our customers. In addition, as we increase the size of our professional services staff, costs will be incurred for new personnel before they become fully productive.

   Cost of Maintenance Revenues. Cost of maintenance revenues, excluding stock compensation, were $4.9 million for fiscal 2001, $2.5 million for fiscal 2000 and $1.3 million for fiscal 1999, representing increases of $2.4 million, or 94%, in fiscal 2001 compared to fiscal 2000 and $1.2 million, or 87%, in fiscal 2000 compared to fiscal 1999. Cost of maintenance revenues as a percentage of maintenance revenues were 38% in fiscal 2001, 42% in fiscal 2000 and 59% in fiscal 1999. The increase in cost of maintenance revenues in absolute dollars in fiscal 2001 compared to fiscal 2000 and in fiscal 2000 compared to fiscal 1999 was due to hiring and training a support organization needed in connection with our increased customer base during these periods. The decrease in cost of maintenance revenues as a percentage of maintenance revenues in fiscal 2001 compared to fiscal 2000 and fiscal 2000 compared to fiscal 1999 was due to economies of scale realized as a result of increased management personnel and experienced maintenance personnel.

Operating Expenses

   Sales and Marketing. Sales and marketing expenses, excluding stock compensation, were $62.0 million in fiscal 2001, $26.7 million in fiscal 2000 and $13.5 million in fiscal 1999, representing increases of $35.3 million, or 132%, in fiscal 2001 compared to 2000 and $13.2 million, or 98%, in fiscal 2000 compared to fiscal 1999. Sales and marketing expenses, excluding stock compensation, as a percentage of total revenues were 71% in fiscal 2001, 83% in fiscal 2000 and 80% in fiscal 1999. The increase in sales and marketing expenses in fiscal 2001 compared to fiscal 2000 and in fiscal 2000 compared to fiscal 1999 reflects significant personnel-related expenses such as salaries, benefits and commissions, recruiting fees, travel expenses and related costs of hiring sales management, sales representatives, sales engineers and marketing personnel. We anticipate that our sales and marketing expenses will increase in absolute dollars for the foreseeable future as we expand our domestic and international sales force.

   Research and Development. Research and development expenses, excluding stock compensation, were $26.5 million in fiscal 2001, $9.4 million in fiscal 2000 and $4.7 million in fiscal 1999, representing increases of $17.0 million, or 181%, in fiscal 2001 compared to fiscal 2000 and $4.7 million, or 98%, in fiscal 2000 compared to fiscal 1999. Research and development expenses, excluding stock compensation, as a percentage of total revenues were 31% in fiscal 2001, 29% in fiscal 2000 and 28% in fiscal 1999. The absolute dollar increases in research and development expenses in fiscal 2001 compared to fiscal 2000 and in fiscal 2000 compared to fiscal 1999 were due to the increase in the number of our software developers, quality assurance personnel and outside contractors to support our product development, documentation and testing activities related to the development and release of the latest versions of our products. We anticipate that research and development expenses will continue to increase in absolute dollars for the foreseeable future as we continue to add to our research and development staff.

   General and Administrative. General and administrative expenses, excluding stock compensation, were $6.3 million in fiscal 2001, $3.4 million in fiscal 2000 and $1.9 million in fiscal 1999, representing an increase of $2.8 million, or 83%, in fiscal 2001 compared to fiscal 2000 and an increase of $1.5 million, or 76%, in fiscal 2000 compared to fiscal 1999. General and administrative expenses, excluding stock compensation, as a percentage of total revenues were 7% in fiscal 2001, 11% in fiscal 2000 and 12% in fiscal 1999. The absolute dollar increase in costs in fiscal 2001 compared to fiscal 2000 and in fiscal 2000 compared to fiscal 1999 was due to hiring additional finance, executive and administrative personnel to support the growth of our business during that period. We expect that general and administrative expenses will increase in absolute dollars for the foreseeable future as we expand our operations.

   Amortization of Stock Compensation. During fiscal 2001, fiscal 2000 and fiscal 1999 we recorded a total of approximately $37.3 million of unearned stock compensation. We recognized amortization of stock compensation of $16.1 million in fiscal 2001, $11.8 million in fiscal 2000 and $2.3 million in fiscal 1999. Amortization of stock compensation consists of the following (in thousands):


                                                      Fiscal Year Ended April
                                                                30,
                                                     --------------------------
                                                       2001     2000     1999
                                                     -------- -------- --------
   Cost of revenues................................. $    663 $    562 $    162
   Sales and marketing..............................    7,294    5,820      457
   Research and development.........................    4,346    3,281      858
   General and administrative.......................    3,749    2,182      776
                                                     -------- -------- --------
     Total.......................................... $ 16,052 $ 11,845 $ 22,253
                                                     ======== ======== ========

   Amortization of Intangible Assets. Of the $102.5 million purchase price for Digital Market, Inc., $103.8 million was allocated to goodwill and $4.1 million was allocated to intangible assets, both of which were being amortized over a period of 3 years. We amortized $36.0 million of goodwill and intangibles in fiscal 2001.

   Acquired In-process Technology. Of the $102.5 million purchase price for Digital Market, Inc., $1.3 million was allocated to in-process research and development, which was expensed in full upon completion of the acquisition in November 2000. Please see Note 5 in the Notes to the Consolidated Financial Statements for a more detailed discussion of the charge for in-process research and development.

   Impairment of Goodwill and Other Intangibles. During the fourth quarter of fiscal 2001, we performed an impairment assessment of the identifiable intangibles and goodwill recorded upon the acquisition of DMI. This assessment was performed primarily as a result of management's decision in February 2001 to discontinue the further development of the products acquired in the DMI acquisition. As a result of the assessment, we recorded a $55.2 million impairment charge to reduce the carrying value of developed technology and goodwill. The charge was determined based upon our estimated discounted cash flows using a discount rate of 25%. The assumptions supporting such cash flows including the discount rate were determined using management's best estimates. The remaining identifiable intangibles balance of approximately $1.2 million, consisting principally of workforce in place, will be amortized over its remaining useful life of 1.5 years which management considers appropriate.

   Impairment of Equity Investments. During fiscal 2001, we determined that certain equity investments of privately held companies had incurred a decline in value that was considered other than temporary. We recorded a charge of $8.6 million in our results of operations to write down the investments to their estimated fair values. See Note 4 of Notes to Consolidated Financial Statements for more detailed information

   There were no impairment charges related to goodwill and other intangible assets or equity investments recorded in fiscal 2000 or fiscal 1999.

   Merger related expenses. On January 29, 2001, we signed a definitive agreement to be acquired by Ariba, Inc., ("Ariba") a leading business-to-business eCommerce solutions provider. However, on April 4, 2001, Ariba and Agile mutually agreed to terminate the proposed merger without payment of any termination fees due to the recent challenging economic and market conditions. We have incurred merger related costs totaling $5.0 million related to financial advisors and other professional fees which were all expensed during fiscal 2001.

   Interest and Other Income (Expense), Net. Interest and other income (expense), net was $18.7 million for fiscal 2001, $7.8 million for fiscal 2000 and $178,000 for fiscal 1999. The increase in fiscal 2001 compared to fiscal 2000 and fiscal 2000 to fiscal 1999 was due primarily to higher interest income generated from the increase in cash and cash equivalents and investments as a result of our initial and follow-on public offerings in fiscal 2000.

   Income Taxes. No provision for income taxes has been recorded since our inception because we have incurred net losses in all periods. As of April 30, 2001, we had net operating loss carryforwards for federal income tax reporting purposes of approximately $85.6 million that expire in various amounts beginning in fiscal 2011. We also had net operating loss carryforwards for state income tax reporting purposes of approximately $42.9 million that expire in various amounts beginning in fiscal 2004. The U.S. tax laws contain provisions that limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events, including a significant change in ownership interests. We had deferred tax assets, including our net operating loss carryforwards and tax credits of approximately $42.8 million as of April 30, 2001. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance. See note 6 in the notes to consolidated financial statements.

Liquidity and Capital Resources

   We have historically satisfied our cash requirements primarily through issuances of equity securities and lease and debt financing. In August 1999, we completed our initial public offering and concurrent private placement of our common stock, which resulted in net proceeds to the Company of approximately $80.4 million, before offering expenses. We used $21.2 million of the proceeds from our initial public offering to pay the cash portion of the consideration payable by us in our acquisition of Digital Market and the related acquisition costs.

   In December 1999, we completed a follow-on public offering, which resulted in net proceeds to the Company, before offering expenses, of $272.6 million. Prior to the offerings we had financed our operations through private sales of preferred stock, with net proceeds of $26.2 million, and through bank loans and equipment leases.

   We had a $5.0 million senior line of credit facility with a bank, borrowings thereunder bearing interest at 8.5%, which expired on August 31, 2000 and was not renewed by the Company. Accounts receivable and certain other assets secured this line of credit. At April 30, 2001, no balance was outstanding under this line of credit. Capital lease obligations, including both short-term and long-term portions, were $454,000, excluding the amount payable for interest, at April 30, 2001, and are payable through fiscal 2003.

   We also have noncancelable operating leases for office space of approximately $20.2 million at April 30, 2001 which are payable through fiscal 2006.

   As of April 30, 2001, we had cash and cash equivalents and short-term investments totaling $300.5 million, an increase of $650,000 from cash and cash equivalents and short-term investments held as of April 30, 2000. Our working capital at April 30, 2001 was $293.8 million.

   Our operating activities resulted in net cash outflows of $3.4 million for fiscal 2001, $11.4 million for fiscal 2000 and $5.1 million for fiscal 1999. Net cash used in operating activities in fiscal 2001 was primarily attributable to net loss for the year (less non-cash expenses) and increases in accounts receivables, and to a lesser extent, by increases in other assets. These cash flows used in operating activities were partially offset by increases in accounts payable, accrued expenses and other liabilities and deferred revenue. Net cash used in operating activities in fiscal 2000 was primarily the result of net loss for the year (less non-cash expenses), increases in accounts receivables and other assets, and a decrease in accrued expenses and other liabilities. These cash flows used in operating activities were partially offset by increases in deferred revenue. Net cash used in operating activities in fiscal 1999 was primarily attributable to net loss for the year (less non-cash expenses) and increases in accounts receivables and other assets, partially offset by increases in accrued expenses and other liabilities and deferred revenue.

   Investing activities used cash of $8.9 million in fiscal 2001, $206.3 million in fiscal 2000 and $459,000 in fiscal 1999. Net cash used in investing activities in fiscal 2001 consisted of purchases of privately-held equity investments and purchases of property and equipment, partially offset by net maturities of marketable investments. Purchases of property and equipment in fiscal 2001 were approximately $12.4 million. These expenditures were primarily for computer hardware and software and furniture and fixtures. Net cash used in investing activities for fiscal 2000 consisted of purchases of marketable securities, the acquisition of Digital Market, Inc., and to a lesser extent an equity investment in a privately held company, and purchases of property and equipment. Net cash used in investing activities for fiscal 1999 consisted primarily of cash used to acquire property and equipment. We expect that capital expenditures will continue to increase to the extent we continue to increase our headcount or expand our operations.

   Financing activities provided cash of $9.4 million in fiscal 2001, $350.4 million in fiscal 2000 and $13.4 million in fiscal 1999. In fiscal 2001, cash was provided primarily through exercises of employee stock options. In fiscal 2000, cash was provided from our initial public offering and follow-on stock offering, offset by repayments of our debt obligations. In fiscal 1999, cash was provided from the issuance of preferred stock, notes payable and other borrowings. This was partially offset by repayments of our debts.

   We currently anticipate that we will continue to experience significant growth in our operating expenses for the foreseeable future as we:

  .  enter new markets for our products;

  .  increase research and development spending;

  .  increase our sales and marketing activities; and

  .  enhance our operational and financial systems.

   We currently anticipate that our current cash, cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. However, we may need to raise additional funds in future periods through public or private financings, or other sources, to fund our operations and potential acquisitions, if any, until we achieve profitability, if ever. We may not be able to obtain adequate or favorable financing at that time. Failure to raise capital when needed could harm our business. If we raise additional funds through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Interest Rate Risk

   Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain the majority of our portfolio of cash in money market funds and short-term investments classified as "available for sale." In general, money market funds and short-term investments are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. Because some of our debt arrangements are based on variable rates of interest, our interest expense is sensitive to changes in the general level of U.S. interest rates. Since these obligations represent a small percentage of our total capitalization, we believe that there is not a material risk exposure.

   The table below represents principal (or notional) amounts and related weighted-average interest rates by year of maturity of our investment portfolio.


                                                 Year Ended
                                                 30-Apr-02  Thereafter  Total
                                                 ---------- ---------- --------
                                                 (in thousands, except interest
                                                             rates)
   Cash equivalents.............................  $ 85,758     --      $ 85,758
   Average interest rate........................      4.79%    --          4.79%
   Investments..................................  $160,608     --      $160,608
   Average interest rate........................      5.32%    --          5.32%
   Total investment securities..................  $246,366     --      $246,366

Other Investments

   We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations. As of April 30, 2001, we had $4.6 million invested in privately-held companies, some of which are business partners. For these investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets might be impaired.

   During fiscal 2001, we determined that these investments had incurred a decline in value that was other-than-temporary and reduced their carrying amounts to estimated fair value by a charge of $8.6 million to results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                           AGILE SOFTWARE CORPORATION

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Agile Software Corporation

Report of Independent Accountants..........................................  42

Consolidated Balance Sheets................................................  43

Consolidated Statements of Operations......................................  44

Consolidated Statements of Stockholders' Equity............................  45

Consolidated Statements of Cash Flows......................................  46

Notes to Consolidated Financial Statements.................................  47

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Agile Software Corporation

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Agile Software Corporation and its subsidiaries (the "Company") at April 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

San Jose, California
May 21, 2001

                           AGILE SOFTWARE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                               April 30,
                                                           -------------------
                                                             2001       2000
                                                           ---------  --------
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents............................... $ 139,917  $142,721
  Short-term investments..................................   160,608   157,154
  Accounts receivable, net of allowance for doubtful
   accounts of $1,250 and $603 as of April 30, 2001 and
   2000, respectively.....................................    22,626     6,537
  Other current assets....................................    12,105     4,979
                                                           ---------  --------
    Total current assets..................................   335,256   311,391
Long-term investments.....................................       --     12,550
Property and equipment, net...............................    12,975     6,519
Intangible assets, net....................................     1,198    92,965
Other assets..............................................     5,762     7,376
                                                           ---------  --------
                                                           $ 355,191  $430,801
                                                           =========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

Current liabilities:
  Accounts payable........................................ $  10,972  $  1,434
  Accrued expenses and other liabilities..................    11,544     6,391
  Deferred revenue........................................    18,542     8,634
  Current portion of capital lease obligations............       359       681
                                                           ---------  --------
    Total current liabilities.............................    41,417    17,140
Capital lease obligations, noncurrent.....................        95       518
Notes payable, noncurrent.................................        39        39
Other liabilities.........................................       --        458
                                                           ---------  --------
                                                              41,551    18,155
                                                           ---------  --------

Commitments and contingencies (Note 9)

Stockholders' equity:
  Common Stock, $.001 par value; 100,000 shares
   authorized; 47,508 and 46,475 shares issued and
   outstanding as of April 30, 2001 and 2000,
   respectively...........................................        48        46
  Additional paid-in capital..............................   510,433   500,155
  Notes receivable from stockholders......................      (628)   (1,461)
  Unearned stock compensation.............................    (9,368)  (23,838)
  Accumulated other comprehensive income (loss)...........       217      (530)
  Accumulated deficit.....................................  (187,062)  (61,726)
                                                           ---------  --------
    Total stockholders' equity............................   313,640   412,646
                                                           ---------  --------
                                                           $ 355,191  $430,801
                                                           =========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           AGILE SOFTWARE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                 Fiscal Year Ended April 30,
                                                 -----------------------------
                                                   2001       2000      1999
                                                 ---------  --------  --------
Revenues:
  License....................................... $  64,978  $ 21,463  $ 10,859
  Professional services.........................     9,182     4,787     3,665
  Maintenance...................................    12,899     5,948     2,283
                                                 ---------  --------  --------
      Total revenues............................    87,059    32,198    16,807
                                                 ---------  --------  --------

Cost of revenues:
  License.......................................     3,830     1,451       819
  Professional services.........................     6,986     3,718     3,823
  Maintenance...................................     4,875     2,510     1,343
  Stock compensation............................       663       562       162
                                                 ---------  --------  --------
      Total cost of revenues....................    16,354     8,241     6,147
                                                 ---------  --------  --------
Gross profit....................................    70,705    23,957    10,660
                                                 ---------  --------  --------

Operating expenses:
  Sales and marketing:
    Other sales and marketing...................    61,951    26,657    13,495
    Stock compensation..........................     7,294     5,820       457
  Research and development:
    Other research and development..............    26,451     9,411     4,742
    Stock compensation..........................     4,346     3,281       858
  General and administrative:
    Other general and administration............     6,255     3,411     1,938
    Stock compensation..........................     3,749     2,182       776
  Amortization of goodwill and other intangible
   assets.......................................    35,974    14,911       --
  Acquired in-process technology................       --      1,300       --
  Impairment of goodwill and other intangible
   assets.......................................    55,224       --        --
  Merger related expenses.......................     4,985       --        --
                                                 ---------  --------  --------
      Total operating expenses..................   206,229    66,973    22,266
                                                 ---------  --------  --------
Loss from operations............................  (135,524)  (43,016)  (11,606)
Interest and other income.......................    18,938     8,554       447
Impairment of equity investments................    (8,561)      --        --
Interest expense................................      (189)     (731)     (269)
                                                 ---------  --------  --------
Net loss........................................ $(125,336) $(35,193) $(11,428)
                                                 =========  ========  ========
Net loss per share:
  Basic and diluted............................. $   (2.74) $  (1.14) $  (1.94)
                                                 =========  ========  ========
  Weighted average shares.......................    45,703    30,967     5,904
                                                 =========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           AGILE SOFTWARE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    (In thousands, except per share amounts)

                    Convertible                                   Notes                   Accumulated
                  Preferred Stock    Common Stock   Additional  Receivable    Unearned       Other
                  -----------------  --------------  Paid-In       From        Stock     Comprehensive Accumulated
                   Shares   Amount   Shares  Amount  Capital   Stockholders Compensation     Loss        Deficit     Total
                  --------  -------  ------  ------ ---------- ------------ ------------ ------------- ----------- ---------
Balance at April
30, 1998........    10,096      10    7,996     8      17,864       (363)       (2,237)        --         (15,105)       177
Repurchase of
unvested Common
Stock...........       --      --      (240)  --          (38)        32           --          --             --          (6)
Issuance of
Common Stock on
exercise of
options.........       --      --       630   --          447       (419)          --          --             --          28
Issuance of
restricted
Common Stock in
exchange for
notes
receivable......       --      --        14   --           19        (19)          --          --             --         --
Repayment of
notes receivable
from
stockholders....       --      --       --    --          --          21           --          --             --          21
Issuance of
Series F
Convertible
Preferred Stock
at $6.75 per
share, net of
issuance costs..     1,778       2      --    --       11,970        --            --          --             --      11,972
Issuance of
warrants........       --      --       --    --          274        --            --          --             --         274
Unearned stock
compensation....       --      --       --    --        4,963        --         (4,963)        --             --         --
Amortization of
unearned
compensation....       --      --       --    --          --         --          2,253         --              --      2,253
Net loss........       --      --       --    --          --         --             --         --         (11,428)   (11,428)
                  --------  ------   ------   ---    --------    -------      --------       -----      ---------  ---------
Balance at April
30, 1999........    11,874      12    8,400     8      35,499       (748)       (4,947)        --         (26,533)     3,291
Repurchase of
unvested Common
Stock...........       --      --       (56)  --          (12)       --            --          --             --         (12)
Issuance of
Common Stock
under Employee
Stock Purchase
Plan............       --      --        87   --          774        --            --          --             --         774
Issuance of
Common Stock on
exercise of
options.........       --      --     1,339     1       2,283     (1,378)          --          --             --         906
Conversion of
Convertible
Preferred to....   (11,874)    (12)  23,748    24         (12)       --            --          --             --         --
Common Stock in
initial public
offering
Issuance of
Common Stock in
public
offerings.......       --      --    11,521    12     351,325        --            --          --             --     351,337
Issuance of
Common Stock for
acquisition of
DMI.............       --      --     1,202     1      79,051        --            --          --             --      79,052
Unrealized gain
on investments..       --      --       --    --          --         --            --         (530)           --        (530)
Repayment of
notes receivable
from
stockholders....       --      --       --    --          --         665           --          --             --         665
Issuance of
Common Stock on
exercise of
warrants........       --      --       234   --          511        --            --          --             --         511
Unearned stock
compensation....       --      --       --    --       30,736        --        (30,736)        --             --         --
Amortization of
unearned stock
compensation....       --      --       --    --          --         --         11,845         --             --      11,845
Net loss........       --      --       --    --          --         --            --          --         (35,193)   (35,193)
                  --------  ------   ------   ---    --------    -------      --------       -----      ---------  ---------
Balance at April
30, 2000........       --   $  --    46,475   $46    $500,155    $(1,461)     $(23,838)      $(530)     $ (61,726) $ 412,646
Repurchase of
unvested Common
Stock...........       --      --       (91)  --          (46)        20           --          --             --         (26)
Issuance of
Common Stock on
exercise of
options.........       --      --       870     1       6,512        (48)          --          --             --       6,465
Issuance of
Common Stock
under Employee
Stock Purchase
Plan............       --      --       250     1       2,892        --            --          --             --       2,893
DMI escrow
shares
retained........                        (78)             (662)                                                          (662)
Unrealized gain
on investments..       --      --       --    --          --         --            --          747            --         747
Repayment of
notes receivable
from
stockholders....       --      --       --    --          --         861           --          --             --         861
Issuance of
Common Stock on
exercise of
warrants........       --      --        82   --          --         --            --          --             --         --
Unearned stock
compensation....       --      --       --    --        1,582        --         (1,582)        --             --         --
Amortization of
unearned stock
compensation....       --      --       --    --          --         --         16,052         --             --      16,052
Net loss........       --      --       --    --          --         --            --          --        (125,336)  (125,336)
                  --------  ------   ------   ---    --------    -------      --------       -----      ---------  ---------
Balance at April
30, 2001........       --   $  --    47,508   $48    $510,433    $  (628)     $ (9,368)      $ 217      $(187,062) $ 313,640
                  ========  ======   ======   ===    ========    =======      ========       =====      =========  =========
                  Comprehensive
                      Loss
                  -------------
Balance at April
30, 1998........    $  (8,942)
                  =============
Repurchase of
unvested Common
Stock...........
Issuance of
Common Stock on
exercise of
options.........
Issuance of
restricted
Common Stock in
exchange for
notes
receivable......
Repayment of
notes receivable
from
stockholders....
Issuance of
Series F
Convertible
Preferred Stock
at $6.75 per
share, net of
issuance costs..
Issuance of
warrants........
Unearned stock
compensation....
Amortization of
unearned
compensation....
Net loss........    $ (11,428)
                  -------------
Balance at April
30, 1999........    $ (11,428)
                  =============
Repurchase of
unvested Common
Stock...........
Issuance of
Common Stock
under Employee
Stock Purchase
Plan............
Issuance of
Common Stock on
exercise of
options.........
Conversion of
Convertible
Preferred to....
Common Stock in
initial public
offering
Issuance of
Common Stock in
public
offerings.......
Issuance of
Common Stock for
acquisition of
DMI.............
Unrealized gain
on investments..    $    (530)
Repayment of
notes receivable
from
stockholders....
Issuance of
Common Stock on
exercise of
warrants........
Unearned stock
compensation....
Amortization of
unearned stock
compensation....
Net loss........      (35,193)
                  -------------
Balance at April
30, 2000........    $ (35,723)
                  =============
Repurchase of
unvested Common
Stock...........
Issuance of
Common Stock on
exercise of
options.........
Issuance of
Common Stock
under Employee
Stock Purchase
Plan............
DMI escrow
shares
retained........
Unrealized gain
on investments..    $     747
Repayment of
notes receivable
from
stockholders....
Issuance of
Common Stock on
exercise of
warrants........
Unearned stock
compensation....
Amortization of
unearned stock
compensation....
Net loss........     (125,336)
                  -------------
Balance at April
30, 2001........    $(124,589)
                  =============

  The accompanying notes are an integral part of these consolidated financial statements.

                           AGILE SOFTWARE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                  Fiscal Year Ended April 30,
                                                  -----------------------------
                                                    2001       2000      1999
                                                  ---------  --------  --------
Cash flows from operating activities:
  Net loss......................................  $(125,336) $(35,193) $(11,428)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
    Acquired in-process technology..............        --      1,300       --
    Provision for doubtful accounts.............        647       108       155
    Depreciation and amortization...............     41,791    16,922     1,180
    Amortization of stock compensation..........     16,052    11,845     2,253
    Warrant expense.............................        --        253        21
    Impairment of goodwill, intangible assets
     and equity investments.....................     63,785       --        --
    Changes in operating assets and liabilities,
     net of acquisition:
      Accounts receivable.......................    (16,736)   (1,490)   (1,751)
      Other assets, current and non-current.....     (7,723)   (4,608)     (446)
      Accounts payable..........................      9,538       140       589
      Accrued expenses and other liabilities....      4,695    (4,076)    2,391
      Deferred revenue..........................      9,908     3,424     1,961
                                                  ---------  --------  --------
        Net cash used in operating activities...     (3,379)  (11,375)   (5,075)
                                                  ---------  --------  --------
Cash flows from investing activities:
  Purchases of investments......................   (219,080) (176,672)      --
  Proceeds from maturities and sales of
   investments..................................    228,923     6,438       --
  Purchases of privately-held investments.......     (6,350)   (7,000)
  Cash paid in business combination, net........        --    (23,462)      --
  Acquisition of property and equipment.........    (12,366)   (5,570)     (459)
                                                  ---------  --------  --------
        Net cash used in investing activities...     (8,873) (206,266)     (459)
                                                  ---------  --------  --------
Cash flows from financing activities:
  Proceeds from bank line of credit.............        --        --      1,900
  Repayment of bank line of credit..............        --        --     (2,900)
  Repayment of capital lease obligations........       (745)     (822)     (638)
  Proceeds from notes payable...................        --        --      3,000
  Repayment of notes payable....................        --     (3,000)      --
  Proceeds from issuance of Common Stock, net of
   repurchases..................................      9,332   353,516        22
  Repayment of notes receivable from
   stockholders.................................        861       665        21
  Proceeds from issuance of Convertible
   Preferred Stock, net.........................        --        --     11,972
                                                  ---------  --------  --------
        Net cash provided by financing
         activities.............................      9,448   350,359    13,377
                                                  ---------  --------  --------
Net increase (decrease) in cash and cash
 equivalents....................................     (2,804)  132,718     7,843
Cash and cash equivalents at beginning of year..    142,721    10,003     2,160
                                                  ---------  --------  --------
Cash and cash equivalents at end of year........  $ 139,917  $142,721  $ 10,003
                                                  =========  ========  ========
Supplemental disclosure:
  Cash paid during the period for interest......  $     189  $    326  $    168
                                                  =========  ========  ========
Non-cash investing and financing activities:
  Common Stock issued in exchange for notes
   receivable...................................  $      48  $  1,378  $    438
                                                  =========  ========  ========
  Property and equipment acquired under capital
   lease........................................  $      --  $    415  $  1,000
                                                  =========  ========  ========
  Additional stock compensation, net............  $   1,582  $ 30,736  $  4,961
                                                  =========  ========  ========
  DMI escrow shares retained....................  $     662       --        --
                                                  =========  ========  ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           AGILE SOFTWARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

   Agile Software Corporation (the "Company") was incorporated in California on March 13, 1995 and is headquartered in San Jose, California. The Company reincorporated in Delaware in June 1999. The Company develops and markets collaborative manufacturing commerce solutions that speed the "build" and "buy" process across the virtual manufacturing network. The Company believes that its products improve time to volume, customer responsiveness and cost of goods sold. The Company's solutions manage product content and critical communication, collaboration and commerce transactions among original equipment manufacturers, electronic manufacturing services providers, customers and suppliers.

Principles of consolidation and basis of presentation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

   The consolidated statements of operations reflect certain reclassifications to allocate the non-cash stock compensation expense related to the issuance of stock options from a single-line item presentation to the individual amounts related to cost of revenues, sales and marketing, research and development, and general and administration expenses.

Use of estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The majority of the Company's cash equivalents consist of commercial paper and money market funds.

Investments

   Management determines the appropriate classification of the Company's investments in marketable debt and equity securities at the time of purchase, and re-evaluates this designation at each balance sheet date. The Company classifies all securities as "available-for-sale" and carries them at fair value with unrealized gains or losses related to these securities included as a component of stockholders' equity in the consolidated balance sheet. The Company's investment objectives include the safety and preservation of invested funds and liquidity of investments that is sufficient to meet cash flow requirements. Cash, cash equivalents, and investments in debt and equity securities are placed with high credit quality financial institutions and commercial companies and government agencies in order to limit the amount of credit exposure. Realized gains and losses are determined using the specific identification method.

                           AGILE SOFTWARE CORPORATION

Impairment of investments

   Impairment of investments in non-publicly traded companies is assessed quarterly based upon the investee company's business prospects, financial condition, subsequent financings, liquidity and comparable public company market values. If the Company determines an impairment is necessary, the cost basis of the investment is written down and the amount of the write down is reflected as a charge to earnings.

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

   At April 30, 2001 no customers comprised of more than 10% of the total accounts receivable balance.

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

                           AGILE SOFTWARE CORPORATION

Goodwill and Other Intangibles

   Goodwill and other intangibles are carried at cost less accumulated amortization. Goodwill and other identifiable intangibles, including assembled workforce, trademarks, and developed technology are amortized on a straight-line basis over their estimated useful lives, generally three years.

   Amortization expense related to goodwill and other intangibles was $36.0 million, $14.9 million and $0 in 2001, 2000 and 1999, respectively.

   Management assesses the impairment of identifiable intangibles and related goodwill periodically in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. The Company also assesses the impairment of enterprise level goodwill periodically in accordance with the provision of Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, significant negative industry or economic trends, a significant decline in the Company's stock price for a sustained period, and the Company's market capitalization relative to net book value. When the Company determines that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the Company's current business model.

Revenue recognition

   The Company recognizes revenues in accordance with SOP 97-2, "Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions."

   The Company derives revenues from the license of software products under software license agreements and from the delivery of professional services and maintenance services. When contracts contain multiple elements, and vendor-specific objective evidence of fair value exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the "Residual Method" prescribed by SOP 98-9. Multiple element arrangements generally include post-contract customer support (PCS or maintenance), software products, and in some cases, service. Vendor-specific objective evidence of fair value is generally determined by sales of the same element or service to other customers, or with respect to PCS, through a renewal rate specified in the related arrangement.

   License revenues are recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable, and delivery and customer acceptance (including the expiration of an acceptance period), if required under the terms of the contract, of the software products have occurred. In the event the Company grants its customers the right to specified upgrades, license revenue is deferred until delivery of the specified upgrade. If vendor-specific objective evidence of fair value exists for the specified upgrade, then an amount equal to this fair value is deferred. If vendor-specific objective evidence of fair value does not exist, then the entire license fee is deferred until the delivery of the specified upgrade. Allowances for estimated returns are provided upon product delivery. In instances where vendor obligations remain, revenues are deferred until the obligation has been satisfied.

   Revenues from professional services consist of implementation and training services. Training revenues are recognized as the services are performed. Implementation services are typically performed under fixed-price

                           AGILE SOFTWARE CORPORATION
contracts and accordingly, revenues are recognized upon customer acceptance. A provision for estimated losses on fixed-price professional services contracts is recognized in the period in which the loss becomes known.

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

Comprehensive income

   Unrealized gains on investments for fiscal 2001 represent the Company's only component of comprehensive loss, which is excluded from net loss.

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

   The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                 Fiscal Year Ended April 30,
                                                 -----------------------------
                                                   2001       2000      1999
                                                 ---------  --------  --------
   Numerator:
     Net loss..................................  $(125,336) $(35,193) $(11,428)
                                                 =========  ========  ========
   Denominator:
     Weighted average shares...................     46,943    33,007     8,280
     Weighted average unvested shares of Common
      Stock subject to repurchase..............     (1,240)   (2,040)   (2,376)
                                                 ---------  --------  --------
     Denominator for basic and diluted
      calculation..............................     45,703    30,967     5,904
                                                 =========  ========  ========
   Net loss per share:
     Basic and diluted.........................  $   (2.74) $  (1.14) $  (1.94)
                                                 =========  ========  ========

                           AGILE SOFTWARE CORPORATION

   The following table sets forth potential shares of Common Stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive as of the dates indicated below (in thousands):

                                                              As of April 30,
                                                            --------------------
                                                             2001   2000   1999
                                                            ------ ------ ------
   Preferred Stock.........................................    --     --  23,748
   Preferred Stock warrants................................     50     82    316
   Unvested Common Stock subject to repurchase.............    916  1,763  1,928
   Common Stock options.................................... 15,919  9,335  2,320
                                                            ------ ------ ------
                                                            16,885 11,180 28,312
                                                            ====== ====== ======

Stock compensation

   The Company accounts for stock-based employee compensation arrangements in accordance with provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB Opinion No. 25, unearned compensation is based on the difference, if any, on the date of the grant, between the fair value of the Company's common stock and the exercise price. Unearned compensation is amortized and expensed in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 28 using the multiple option approach.

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

Segment information

   The Company identifies its operating segments based on business activities, management responsibility and geographical location. During each of the three years in the period ended April 30, 2001, the Company operated in a single business segment, primarily in the United States. Through April 30, 2001, foreign operations have not been significant in either revenue or investment in long-lived assets.

Recent accounting pronouncements

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes new standards of accounting and reporting for derivative instruments

                           AGILE SOFTWARE CORPORATION
and hedging activities. SFAS No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive loss, depending on the type of hedging relationship that exists. In July 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133." SFAS No. 137 deferred the effective date of SFAS No. 133 until the first fiscal year beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities. The Company is currently evaluating the impact SFAS No. 133 will have on its financial position and results of operations.

Reclassifications

   Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

NOTE 2--BALANCE SHEET COMPONENTS (IN THOUSANDS):

   Property and equipment comprise the following:

                                                              As of April 30,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
   Computer hardware and software........................... $ 18,274  $  7,753
   Furniture and equipment..................................    3,513     2,100
   Leasehold improvements...................................    1,224       792
                                                             --------  --------
                                                               23,011    10,645
   Less: Accumulated depreciation and amortization..........  (10,036)   (4,126)
                                                             --------  --------
                                                             $ 12,975  $  6,519
                                                             ========  ========

   Accrued expenses and other liabilities comprise the following:

                                                              As of April 30,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
   Accrued employee costs................................... $  5,591  $  2,903
   Taxes payable............................................      492       158
   Accrued professional fees................................    1,647     1,156
   Merger related expenses..................................    1,033       --
   Other....................................................    2,781     2,174
                                                             --------  --------
                                                             $ 11,544  $  6,391
                                                             ========  ========

   Intangible assets comprise the following:

                                                              As of April 30,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
   Technology............................................... $     90  $  1,850
   Trademark................................................      --        150
   Assembled workforce......................................    2,100     2,100
   Goodwill.................................................      --    103,776
                                                             --------  --------
                                                                2,190   107,876
   Less: Accumulated amortization...........................     (992)  (14,911)
                                                             --------  --------
                                                             $  1,198  $ 92,965
                                                             ========  ========

                           AGILE SOFTWARE CORPORATION

NOTE 3--MARKETABLE INVESTMENTS:

   The following is a summary of available-for-sale securities (in thousands):

                                                   April 30, 2001
                                      ----------------------------------------
                                      Amortized Unrealized Unrealized   Fair
                                        Cost      Gains      Losses    Value
                                      --------- ---------- ---------- --------
   Commercial paper.................. $ 123,467   $  36      $  (6)   $123,497
   Corporate debt securities.........    92,757     187        (33)     92,911
   Government debt securities........    26,913      28         (2)     26,939
   Foreign debt securities...........     3,012       7        --        3,019
                                      ---------   -----      -----    --------
                                      $ 246,149   $ 258      $ (41)   $246,366
                                      =========   =====      =====    ========
   Included in cash and cash
    equivalents...................... $  85,755   $   8      $  (5)   $ 85,758
   Included in short-term
    investments......................   160,394     250        (36)    160,608
                                      ---------   -----      -----    --------
                                      $ 246,149   $ 258      $ (41)   $246,366
                                      =========   =====      =====    ========

                                                   April 30, 2000
                                      ----------------------------------------
                                      Amortized Unrealized Unrealized   Fair
                                        Cost      Gains      Losses    Value
                                      --------- ---------- ---------- --------
   Commercial paper.................. $ 120,441   $ --       $ (63)   $120,378
   Corporate debt securities.........    91,230     --        (345)     90,885
   Government debt securities........    58,426     --         (72)     58,354
   Foreign debt securities...........    17,121     --         (50)     17,071
                                      ---------   -----      -----    --------
                                      $ 287,218   $ --       $(530)   $286,688
                                      =========   =====      =====    ========
   Included in cash and cash
    equivalents...................... $ 117,045   $ --       $ (61)   $116,984
   Included in short-term
    investments......................   157,529     --        (375)    157,154
   Included in long-term
    investments......................    12,644     --         (94)     12,550
                                      ---------   -----      -----    --------
                                      $ 287,218   $ --       $(530)   $286,688
                                      =========   =====      =====    ========

   At April 30, 2001 and 2000, all marketable debt securities had scheduled maturities of less than one year. At April 30, 2001 and 2000, marketable debt securities totaling $85.8 million and $117.0 million, respectively had maturities less than three months from date of purchase and are classified as cash equivalents.

NOTE 4--OTHER ASSETS:

   Other assets include investments in equity instruments of privately held companies which amounted to $4.8 million and $7.0 million as of April 30, 2001 and 2000, respectively. These equity investments held in private companies have been reclassified from long-term investments to other assets as of April 30, 2000 to conform to the current presentation. During fiscal 2001, the company purchased an additional $6.4 million of equity investments in privately held companies. These investments, accounted for using the cost method and consisting primarily of investments in preferred stock in privately-held companies, are reviewed each reporting period for declines considered other-than-temporary, and, if appropriate, written down to their estimated fair value.

   During the fourth quarter of 2001, the Company determined that certain of these investments had incurred a decline in value that was other-than-temporary primarily due to the limited liquidity and poor prospects for additional funding and reduced their carrying amounts to their estimated fair value by a charge of $8.6 million to results of operations.

                           AGILE SOFTWARE CORPORATION

NOTE 5--ACQUISITION:

   On November 23, 1999, the Company acquired Digital Markets, Inc. (DMI) in a transaction accounted for as a purchase business combination. Agile paid $20.0 million in cash and issued 1,202,018 shares of its common stock, valued at $75.7 million or $62.95 per share based upon the average price of its common stock two days before, the day of and two days after the transaction measurement date. In addition, the Company also assumed all outstanding stock options granted by Digital Market. The estimated fair value of the assumed options was $5.6 million, and was included as a component of the purchase price. The fair value of the assumed options was estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield: 0%; volatility: 85%; expected terms: two to four years; and a risk-free interest rate of 5.96%. The Company incurred $1.2 million in acquisition expenses, including financial advisory and legal fees and other direct transaction costs resulting in an adjusted aggregate purchase price of $102.5 million.

   The total acquisition price of $102.5 million was allocated to the assets acquired, including tangible and intangible assets, and liabilities assumed based upon the fair value of such assets and liabilities on the date of the acquisition. The total purchase cost of the acquisition was allocated to assets and liabilities based on management's estimates of their fair value and an independent appraisal of certain intangible assets, with the excess costs over the net assets acquired allocated to goodwill. The aggregate purchase price was allocated as follows (in thousands):

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
                                                                      --------
                                                                      $102,517
                                                                      ========

   The net tangible liabilities consisted primarily of cash and cash equivalents, accounts receivable, property and equipment, accounts payable and other liabilities and notes payable. Because the in-process technology had not reached the stage of technological feasibility at the acquisition date and had no alternative future use, the amount was immediately charged to operations. The amount allocated to existing technology, trademark and assembled workforce are being amortized over the estimated useful lives of three years. The purchase price in excess of identified tangible and intangible assets was allocated as goodwill. As a result of the rapid technological changes occurring in the software and Internet industries, goodwill is being amortized over the estimated useful life of three years. The valuation of the intangible assets was determined using management's assumptions and a valuation report from an independent appraiser.

Acquired in-process technology

   In connection with the acquisition of DMI, the Company recorded a $1.3 million charge in fiscal 2000 for acquired in-process technology since the in-process technology had not yet reached the stage of technological feasibility at the acquisition date and had no alternative future use. The Company acquired one existing product called Digital Buyer and in-process technology primarily consisting of projects to add substantial functionality to the Digital Buyer product. The value of the in-process technology was determined by an independent third party appraiser using the income approach.

                           AGILE SOFTWARE CORPORATION

Impairment

   During the fourth quarter ended April 30, 2001, the Company performed an impairment assessment of the identifiable intangibles and goodwill recorded upon the acquisition of DMI. This assessment was performed primarily as a result of the decision by management in February 2001 to discontinue the further development of the products acquired in the DMI acquisition. As a result of the assessment, the Company recorded a $55.2 million impairment charge reflecting the amount by which the carrying amount of the assets exceeded the estimated future discounted cash flows. The charge was determined based upon the estimated discounted future cash flows relating to the future cash flows from the specific products acquired using a discount rate of 25%. The assumptions supporting such cash flows including the discount rate were determined using management's best estimates. The remaining identifiable intangibles balance of approximately $1.2 million, consisting principally of workforce in place, will continue to be amortized over its remaining useful life of 1.5 years which management considers appropriate. No write down of goodwill or other intangibles assets occurred during fiscal 2000 or fiscal 1999.

NOTE 6--INCOME TAXES:

   The Company's operating losses are generated domestically, and amounts attributable to its foreign operations have been insignificant for all periods presented. For each of the three years in the period ended April 30, 2001, the Company incurred net operating losses and accordingly no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At April 30, 2001, the Company had approximately $85.6 million of federal and $42.9 million of state net operating loss, respectively. The net operating loss carryforwards will begin to expire in 2011 and 2004 for federal and California purposes if not utilized. Included in the net operating loss is $40.8 million and $20.4 million of federal and state net operating loss carryforwards relating to employee stock options, the benefit of which will be credited to equity when realized. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of the carryforwards could be restricted.

   The components of the Company's deferred tax assets/liabilities are as follows (in thousands):

                                                              As of April 30,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
   Deferred tax assets:
     Depreciation and amortization.......................... $  1,865  $    692
     Reserves and accruals..................................    4,198     1,717
     Credit carryforwards...................................    4,482     2,517
     Net operating loss carryforwards.......................   32,206    18,004
                                                             --------  --------
   Total deferred tax asset.................................   42,751    22,930
   Less: Valuation allowance................................  (42,751)  (22,930)
                                                             --------  --------
   Net deferred tax assets.................................. $    --   $    --
                                                             ========  ========

   For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company's history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at April 30, 2001 and 2000.

                           AGILE SOFTWARE CORPORATION

   A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. statutory income tax rate to pre-tax loss is as follows:

                                                             Fiscal Year
                                                                Ended
                                                              April 30,
                                                            ------------------
                                                            2001   2000   1999
                                                            ----   ----   ----
   Federal statutory rate.................................. (34)%  (34)%  (34)%
   State tax, net of federal impact........................  (1)    (2)    (6)
   Acquisition and related amortization....................   9      2    --
   Nondeductible stock compensation........................   4      6    --
   Tax credit carryforwards generated......................  (1)    (5)   --
   Write-off of acquisition related assets.................  18    --     --
   Change in valuation allowance on deferred tax assets....   5     33     40
                                                            ---    ---    ---
                                                            -- %   -- %   -- %
                                                            ===    ===    ===

NOTE 7--STOCKHOLDERS' EQUITY:

   In June 1999, the Company's Board of Directors authorized the reincorporation of the Company in the State of Delaware. As a result of the reincorporation, the Company is authorized to issue 100,000,000 shares of $.001 par value Common Stock and 10,000,000 shares of $.001 par value Preferred Stock. The Board of Directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. All share and per share amounts as of and for each period presented have been adjusted to reflect the reincorporation.

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

Stock split

   On March 17, 2000, the Board of Directors authorized a two-for-one stock split of the Company's common stock, in the form of a stock dividend. All information presented in these financial statements has been retroactively adjusted to reflect the stock split.

                           AGILE SOFTWARE CORPORATION

Restricted stock

   The Company has granted stock to certain founders and employees under a restricted stock plan. This plan was terminated in June 1999. Through June 1999, the Company had sold 4,496,550 shares of Common Stock to such founders and employees that were subject to certain repurchase rights by the Company. The Company has a right of first offer in connection with any proposed sale or transfer of these shares and has the right to repurchase these shares at the original issue price. The Company's right to repurchase such shares declines on a percentage basis, usually over four years, based on the length of the employees' continual employment with the Company. At April 30, 2001, there were no shares of founders restricted stock outstanding and 231,000 shares granted under the Company's restricted stock plan were subject to repurchase at a weighted average price of $0.35 per share.

   Certain of these and other shares were issued in exchange for notes receivable, which are full recourse and additionally collateralized by the underlying shares of Common Stock. These notes receivable are payable on various dates through March 2004 and bear interest at rates ranging from 4.5% to 7.4%. These notes receivable have been included as a component of stockholders' equity.

Rights Agreement

   During fiscal 2001, the Company adopted a Stockholder Rights Plan (Rights Agreement). Pursuant to the Rights Agreement, rights were distributed at the rate of one right for each share of Common Stock owned by the Company's stockholders of record on April 26, 2001. The rights expire on April 2, 2011 unless extended or earlier redeemed or exchanged by the Company.

   Under the Rights Agreement, each right entitles the registered holder to purchase one one-thousandth of a Series A Preferred share of the Company at a price of $120.00. The rights will become exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company's common stock or commences a tender offer or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company's common stock.

Warrant

   In September 2000, in connection with a marketing alliance with a business partner, the Company issued a warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $67.05 per share, the fair value of the Company's common stock on the date of the agreement. The Company recorded a charge of $2.0 million representing the fair value of the warrant, estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free rate of 5.75%, expected life of 3.0 years, expected dividend rate of 0%, and volatility of 80%. Such amount is presented as a reduction of stockholders' equity and is being amortized to expense over the three-year life of the marketing alliance.

   The warrant was granted on a non-contingent basis and vests immediately. The warrant is not subject to repurchase, nor does it require substantial performance for the third party to exercise. The marketing alliance is a three-year non-exclusive cooperative agreement, which is designed to enhance the company's and the third party's potential revenues in their respective areas, and credibility in collaborative manufacturing commerce without constraining each other's business. The Company and third party will be responsible for their own cost and expenses in performing joint marketing and sales activities.

   Upon the Company's merger or consolidation with or sale or conveyance of all of its assets to any other corporation or entity, to the extent that the warrant has not been exercised in full by the effective date of such transaction, this warrant shall terminate.

                           AGILE SOFTWARE CORPORATION

NOTE 8--EMPLOYEE BENEFIT PLANS:

401(k) plan

   The Company's employee savings and retirement plan is qualified under
Section 401 of the Internal Revenue Code. Employees may elect to reduce their current compensation by up to the statutory prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The Company provides a 50% match to employee contributions up to $1,500. Employees of the Company may elect to participate in the Company's 401(k) plan. The Company has not made any contributions to the 401(k) plan.

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

   During fiscal 2001, 250,000 shares were issued under the Purchase Plan at an average price of $11.57 per share.

 1995 Stock option plan

   In May 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan") which, as amended, provides for the issuance of incentive and nonqualified stock options to employees, directors and consultants of the Company. Under the 1995 Plan, 11,750,000 shares have been authorized for issuance as of April 30, 2001. This reserve will be automatically increased on the first day of each fiscal year by the lesser of 1,000,000 shares per year, 5% of the number of shares of the Company's Common Stock which were issued and outstanding on the last day of the preceding fiscal year or a number of shares determined by the Company's board of directors. Options granted under the 1995 Plan are for periods not to exceed ten years and options must be issued at prices not less than 100% and 85%, for incentive and nonqualified stock options, respectively, of the estimated fair value of the stock on the date of grant as determined by the Board of Directors. Options granted to stockholders who own greater than 10% of the outstanding stock are for periods not to exceed five years, and must be issued at prices not less than 110% of the estimated fair value of the stock on the date of grant. Options are exercisable upon grant and generally vest 25% or 20% at the end of the first year and at a rate of 1/36 or 1/48 per month thereafter such that they vest over four or five years, respectively.

 2000 Nonstatutory stock option plan

   In February 2000, the Company adopted the 2000 Nonstatutory Stock Option Plan (the "2000 Plan") which provides for the issuance of nonqualified stock options to employees and consultants of the Company. Under the 2000 Plan, 14,500,000 shares have been authorized for issuance. Options granted under the 2000

                           AGILE SOFTWARE CORPORATION

Plan must be issued at prices not less than 85% of the estimated fair value of the stock on the date of grant as determined by the Board of Directors, or a committee designated by the Board. The Company's Board of Directors, or a committee designated Board, determines the vesting schedule and term of each grant.

   The following table summarizes activity under all stock option plans (shares in thousands):

                                                                        Weighted
                                                   Shares               Average
                                                  Available   Number    Exercise
                                                  for Grant Outstanding  Price
                                                  --------- ----------- --------
   Balance at April 30, 1998.....................     156      1,054     $ 0.42
     Options authorized..........................   2,000        --         --
     Options granted.............................  (1,956)     1,956       1.28
     Options exercised...........................     --        (630)      0.71
     Options canceled............................      60        (60)      0.85
     Unvested shares repurchased.................     230        --         --
                                                   ------     ------
   Balance at April 30, 1999.....................     490      2,320       1.06
     Options authorized..........................  10,000        --         --
     Options granted.............................  (8,864)     8,864      24.86
     Options exercised...........................     --      (1,339)      1.70
     Options canceled............................     510       (510)     12.18
     Unvested shares repurchased.................      56        --         --
                                                   ------     ------
   Balance at April 30, 2000.....................   2,192      9,335      22.95
     Options authorized..........................   9,500        --         --
     Options granted.............................  (8,615)     8,615      27.86
     Options exercised...........................     --        (870)      7.48
     Options canceled............................   1,161     (1,161)     26.23
     Unvested shares repurchased.................      91        --         --
                                                   ------     ------
   Balance at April 30, 2001.....................   4,329     15,919     $26.13
                                                   ======     ======

   At April 30, 2001, approximately 916,000 outstanding shares of Common Stock purchased under the stock option plans were subject to repurchase at a weighted average purchase price of $1.33 per share. Upon termination of employment, unvested shares previously purchased under the plans are subject to repurchase by the Company at a price equal to the exercise price.

                           AGILE SOFTWARE CORPORATION

   The following table summarizes the information about stock options outstanding and exercisable as of April 30, 2001 (shares in thousands, except per share data):

                                                        Options Vested and
                            Options Outstanding            Exercisable
                      -------------------------------- --------------------
                                   Weighted
                                    Average
                                   Remaining  Weighted             Weighted
                                  Contractual Average              Average
       Range of         Number       Life     Exercise   Number    Exercise
    Exercise Prices   Outstanding   (Years)    Price   Outstanding  Price
    ---------------   ----------- ----------- -------- ----------- --------
   $ 0.075 - $  5.00     2,237       8.02     $  3.26       635    $  3.21
       9.5 -   10.31     3,476       9.86       10.28        63       9.95
     10.52 -   15.52       388       9.71       12.24        36      14.74
     17.25 -   20.69     3,578       9.00       20.61       615      20.69
     21.81 -   35.25     2,328       9.39       30.90       133      29.85
     36.63 -   55.25     1,623       9.33       46.34        33      51.26
     55.75 -   64.50     1,650       8.77       61.12       357      60.95
     65.31 -   78.50       610       8.64       71.42       122      71.84
    100.06 -  100.50        29       8.69      100.06         7     100.28
                        ------                            -----
   $ 0.075 - $100.50    15,919       9.12     $ 26.13     2,001    $ 28.03
                        ======                            =====

 Fair value disclosures

   The Company calculated the fair value of each option grant under the Plan on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 with the following underlying assumptions:

                                                           Fiscal Year Ended
                                                               April 30,
                                                          ---------------------
                                                           2001    2000   1999
                                                          ------  ------  -----
   Dividend yield........................................    --      --     --
   Expected volatility...................................    100%    100%   --
   Average risk-free interest rate.......................    4.6%    6.5%   5.7%
   Expected life (in years)..............................      5       5      5
   Weighted average fair value of options granted........ $24.20  $22.16  $0.64

   The minimum value method was used in fiscal 1999.

   Had compensation cost for options granted under the Plan been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts below for the fiscal years ended April 30, 2001, 2000 and 1999, respectively (in thousands, except per share amounts):

                                                 Fiscal Year Ended April 30,
                                                 -----------------------------
                                                   2001       2000      1999
                                                 ---------  --------  --------
   Net loss as reported......................... $(125,336) $(35,193) $(11,428)
   Pro forma net loss...........................  (243,729)  (50,881)  (11,529)
   Net loss per share as reported...............     (2.74)    (1.14)    (1.94)
   Pro forma net loss per share................. $   (5.33) $  (1.64)    (1.95)

   Because the determination of the fair value of all options granted after the Company became a public entity includes an expected volatility factor and because additional option grants are expected to be made each year, the compensation expense for options granted during each of the three years in the period ended April 30, 2001 are not representative of the pro forma effects of options grants on reported net income (loss) for future years.

 Unearned stock compensation

   In connection with certain stock option grants during the fiscal years ended April 30, 2001, 2000 and 1999, the Company recorded unearned stock compensation cost totaling $1.6 million, $30.7 million and $5.0 million, respectively, which is being amortized over the vesting period of the related options, generally five years, using the multiple option approach. Amortization of unearned stock compensation totaled $16.1 million, $11.9 million and $2.3 million for the years ended April 30, 2001, 2000 and 1999, respectively.

NOTE 9--COMMITMENTS AND CONTINGENCIES:

   The Company has entered into noncancelable operating leases for office space and capital leases for equipment with original terms ranging from 12 to 60 months. The terms of certain operating leases provide for rental payments on a graduated scale. The Company recognizes expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. The future minimum lease payments under these leases at April 30, 2001 are as follows (in thousands):

                                                Operating Leases
                                          ----------------------------
                                           Future           Net Future
                                          Minimum    Less    Minimum
                                           Lease   Sublease   Lease    Capital
   Fiscal Year Ended April 30,            Payments  Income   Payments  Leases
   ---------------------------            -------- -------- ---------- -------
   2002.................................. $ 4,437    $432    $ 4,005    $ 385
   2003..................................   4,602     347      4,255       96
   2004..................................   4,548      49      4,499      --
   2005..................................   4,590     --       4,590      --
   2006..................................   1,984     --       1,984      --
                                          -------    ----    -------    -----
   Total minimum lease payments.......... $20,161    $828    $19,333      481
                                          =======    ====    =======
   Less: Amount representing interest....                                 (27)
                                                                        -----
   Present value of capital lease
    obligations..........................                                 454
   Less: Current portion.................                                (359)
                                                                        -----
   Capital lease obligations,
    noncurrent...........................                               $  95
                                                                        -----

   Property and equipment under capital leases were as follows (in thousands):

                                                               As of April 30,
                                                               ----------------
                                                                2001     2000
                                                               -------  -------
   Computer hardware and software............................. $ 2,589  $ 2,702
   Furniture and equipment....................................     470      520
                                                               -------  -------
                                                                 3,059    3,222
   Less: Accumulated depreciation.............................  (2,808)  (2,466)
                                                               -------  -------
                                                               $   251  $   756
                                                               =======  =======

   Rent expense under noncancelable operating leases was approximately $3,569,000, net of sublease rental income of $349,000, for the year ended April 30, 2001, $1,261,000, net of sublease rental income of $184,000, for the year ended April 30, 2000, and $568,000, net of sublease rental income of $208,000, for the year ended April 30, 1999.

 Bank line-of-credit

   The Company had a line-of-credit agreement with a bank that provided for borrowings of up to $5,000,000, including $500,000 available for the issuance of letters of credit and foreign currency exchange

                           AGILE SOFTWARE CORPORATION
activity. Borrowings under the line-of-credit agreement bore interest at an annual rate of 8.5%, subject to adjustment by the bank. Borrowings under the line of credit were collateralized by the assets of the Company. The line-of-credit agreement expired in August 2000 and was not renewed by the Company.

NOTE 10--UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

                                          Quarters
                             --------------------------------------   Fiscal
                              First     Second    Third     Fourth     Year
                             --------  --------  --------  --------  ---------
   Fiscal 2001:
     Total revenues........  $ 15,768  $ 20,246  $ 25,025  $ 26,020  $  87,059
     Gross profit..........    12,524    16,437    20,576    21,168     70,705
     Net loss (1)..........   (14,947)  (14,064)  (12,593)  (83,732)  (125,336)
     Net loss per basic and
      diluted share........      (.33)     (.31)     (.27)    (1.80)     (2.74)
   Fiscal 2000:
     Total revenues........  $  5,890  $  6,935  $  8,563  $ 10,810  $  32,198
     Gross profit..........     4,190     5,283     6,316     8,168     23,957
     Net loss..............    (4,076)   (4,283)  (12,932)  (13,902)   (35,193)
     Net loss per basic and
      diluted share........      (.61)     (.14)     (.31)     (.31)     (1.14)

--------
(1) Net loss in the fourth quarter of fiscal 2001 includes a $55.2 impairment charge related to the write-off of goodwill and other intangible assets resulting from the DMI acquisition in November 1999, an $8.6 million charge related to the writedown of the Company's equity investments in privately held companies, and $5.0 million in financial advisory expenses and professional fees relating to the termination of the merger with Ariba, Inc. on April 4, 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   See the information set forth in the section entitled "Proposal No. 1-- Election of Directors" in Agile's Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of Agile's fiscal year ended April 30, 2001 (the "2001 Proxy Statement"), which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

   See the information set forth in the section entitled "Executive Compensation and Related Information" in the 2001 Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   See the information set forth in the section entitled "Stock Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

   See the information set forth in the section entitled "Certain Relationships and Related Transactions" in the 2001 Proxy Statement, which is incorporated herein by reference.

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

  3.3    Amended and Restated Bylaws of Agile Software Corporation.(9)

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

 10.16   Office Lease dated as of November 5, 1999 by and between 55 Almaden
          Boulevard Limited Partnership and Agile Software Corporation.(4)

 10.17   2000 Nonstatutory Stock Option Plan.(5)

 10.18 First Amendment to Office Lease dated as of October 18,2000 by and between 55 Almaden Boulevard Limited Partnership and Agile Software
          Corporation.(6)

 10.19 Fifth Amendment to Office Lease dated as of October 10, 2000 by and between North Block Partnership and Agile Software Corporation.(6)

 10.20   Agreement and Plan of Reorganization among Ariba, Inc., Silver Merger
          Corporation and Agile Software Corporation dated January 29, 2001.(7)

 10.21   Mutual Termination Agreement and Release by and among Ariba, Inc.,
          Sliver Merger Corporation, and Agile Software Corporation, dated
          April 2, 2001.(8)

 10.22 Form of Rights Agreement between the Company and Fleet National Bank, as Rights Agent(including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Terms of the Series A
          Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(9)

 21.1    Subsidiaries of Agile Software Corporation.

 23.1    Consent of PricewaterhouseCoopers LLP, Independent Accountants.

 24.1    Power of Attorney (included on page 66).

--------
(1) Incorporated by reference to Agile's Registration Statement on Form S-1 (File No. 333-81387), declared effective on August 19, 1999.
(2) Incorporated by reference to Agile's Quarterly Report on Form 10-Q (file No. 000-27071), filed on July 14, 1999.
(3) Incorporated by reference to Agile's current report on Form 8-K (file No. 000-27071), filed on December 8, 1999.
(4) Incorporated by reference to Agile's Registration Statement on Form S-1 (File No. 333-91243), declared effective on December 13, 1999.
(5) Incorporated by reference to Agile's Registration Statement on Form S-8 (file No. 333-35416), filed on April 21, 2000.
(6) Incorporated by reference to Agile's Quarterly Report on Form 10-Q (file No. 000-27071), filed on December 12, 2000.
(7) Incorporated by reference to Agile's Quarterly Report on Form 10-Q (file No. 000-27071), filed on March 12, 2001.
(8) Incorporated by reference to Agile's Current Report on Form 8-K (file No. 000-27071), filed on April 4, 2001.
(9) Incorporated by reference to Agile's Current Report on Form 8-K (file No. 000-27071), filed on April 26, 2001.

   (b) Reports On Form 8-K

   A current report on Form 8-K was filed with the Securities and Exchange Commission by Agile on April 4, 2001 to report the termination of our merger with Ariba, Inc. and the Termination Agreement and Release entered in connection with the termination.

   A current report on Form 8-K was filed with the Securities and Exchange Commission by Agile on April 26, 2001 to report the Company's adoption of a Preferred Stock Purchase Right Agreement.

   (c) Exhibits

     See Item 14(a)(3), above.

   (d) Financial Statement Schedules

     See Item 8, above.

                                   SIGNATURES

   Pursuant to the requirement of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AGILE SOFTWARE CORPORATION

                                                  /s/ Thomas P. Shanahan
                                          By: _________________________________
                                                    Thomas P. Shanahan
                                            Executive Vice President and Chief
                                                     Financial Officer

                                          Date: July 25, 2001

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

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ Bryan D. Stolle             Chairman of the Board,        July 25, 2001
______________________________________  Chief Executive Officer,
           Bryan D. Stolle              President and Director
                                        (Principal Executive
                                        Officer)

      /s/ Thomas P. Shanahan           Executive Vice President,     July 25, 2001
______________________________________  Chief Financial Officer,
          Thomas P. Shanahan            Secretary and Director
                                        (Principal and Director
                                        (Principal Financial and
                                        Accounting Officer)

     /s/ Klaus-Dieter Laidig           Director                      July 25, 2001
______________________________________
         Klaus-Dieter Laidig

      /s/ James L. Patterson           Director                      July 25, 2001
______________________________________
          James L. Patterson

     /s/ Nancy J. Schoendorf           Director                      July 25, 2001
______________________________________
         Nancy J. Schoendorf