Form 10-Q
period 2001-07-31
AGILE SOFTWARE CORP
filed 2001-09-14
CIK 1088653

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                             ----------------------


                                    Form 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2001

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

                                   Yes X  No ___
                                      ---

The number of shares outstanding of the Registrant's Common Stock as of July 31, 2001 was 47,754,845.

                           AGILE SOFTWARE CORPORATION

                                      INDEX

                                                                        Page No.
                                                                        --------
Part I.  Financial Information

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets at July 31, 2001
         and April 30, 2001                                                 3

         Condensed Consolidated Statements of Operations for the
         Three Months Ended July 31, 2001 and 2000                          4

         Condensed Consolidated Statements of Cash Flows for the
         Three Months Ended July 31, 2001 and 2000                          5

         Notes to Condensed Consolidated Financial Statements               6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          9

Item 3.  Quantitative and Qualitative Disclosures about Market Risk        27

Part II. Other Information

Item 1.  Legal Proceedings                                                 28

Item 2.  Changes in Securities and Use of Proceeds                         28

Item 3.  Defaults Upon Senior Securities                                   28

Item 4.  Submission of Matters to a Vote of Security Holders               28

Item 5.  Other Information                                                 28

Item 6.  Exhibits and Reports on Form 8-K                                  29

Signature                                                                  30

Exhibit Index                                                              31

Part 1 - Financial Information

Item 1.  Financial Statements

                           AGILE SOFTWARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (in thousands)
                                   (unaudited)

                                                   July 31,     April 30,
                                                   ----------------------
                                                      2001         2001
                                                   ---------    ---------
ASSETS                                                             (1)
Current assets:

    Cash and cash equivalents                      $  88,458    $ 139,917
    Short-term investments                           202,779      160,608
    Accounts receivable, net                          15,905       22,626
    Other current assets                              13,939       12,105
                                                   ---------    ---------
        Total current assets                         321,081      335,256

Property and equipment, net                           14,499       12,975
Intangible assets, net                                 1,009        1,198
Other assets                                           4,814        5,762
                                                   ---------    ---------
                                                   $ 341,403    $ 355,191
                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                               $   6,276    $  10,972
    Accrued expenses and other liabilities            11,058       11,544
    Deferred revenue                                  13,519       18,542
    Current portion of capital lease obligations          89          359
                                                   ---------    ---------
        Total current liabilities                     30,942       41,417

Capital lease obligations, noncurrent                     15           95
Notes payable                                             39           39
                                                   ---------    ---------
                                                      30,996       41,551
                                                   ---------    ---------

Stockholders' equity:
    Common Stock                                          48           48
    Additional paid-in capital                       510,078      510,433
    Notes receivable from stockholders                  (547)        (628)
    Unearned stock compensation                       (7,404)      (9,368)
    Accumulated other comprehensive income               314          217
    Accumulated deficit                             (192,082)    (187,062)
                                                   ---------    ---------
        Total stockholders' equity                   310,407      313,640
                                                   ---------    ---------
                                                   $ 341,403    $ 355,191
                                                   =========    =========

1) The April 30, 2001 consolidated balance sheet information has been derived from the audited financial statements at that date.

See accompanying notes to these condensed consolidated financial statements.

                           AGILE SOFTWARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                   Three Months Ended July 31,
                                                               -----------------------------------
                                                                     2001               2000
                                                               ----------------   ----------------
Revenues:
    License                                                       $   16,007         $   11,450
    Professional services                                              2,187              2,036
    Maintenance                                                        5,131              2,282
                                                                  ----------         ----------
        Total revenues                                                23,325             15,768
                                                                  ----------         ----------

Cost of revenues:
    License                                                              962                557
    Professional services                                              2,477              1,597
    Maintenance                                                        1,228                888
    Stock compensation                                                    27                202
                                                                  ----------         ----------
        Total cost of revenues                                         4,694              3,244
                                                                  ----------         ----------

Gross profit                                                          18,631             12,524
                                                                  ----------         ----------

Operating expenses:
    Sales and marketing:
      Other sales and marketing                                       15,068             12,936
      Stock compensation                                                 435              2,065
    Research and development:
      Other research and development                                   8,348              4,801
      Stock compensation                                                 138              1,229
    General and administrative:
      Other general and administration                                 2,200              1,425
      Stock compensation                                                (186)               920
    Amortization of goodwill and other intangible assets                 189              9,067
    Merger related benefit                                              (835)                 -
                                                                  ----------         ----------
        Total operating expenses                                      25,357             32,443
                                                                  ----------         ----------

Loss from operations                                                  (6,726)           (19,919)

Interest and other income                                              3,356              5,026
Impairment of equity investments                                      (1,446)                 -
Interest expense                                                         (97)               (54)
                                                                  ----------         ----------

Loss before income taxes                                              (4,913)           (14,947)
Provision for income taxes                                               107                  -
                                                                  ----------         ----------

Net loss                                                          $   (5,020)        $  (14,947)
                                                                  ==========         ==========

Net loss per share:
    Basic and diluted                                             $     (.11)        $     (.33)
                                                                  ==========         ==========
    Weighted average shares                                           46,790             44,894
                                                                  ==========         ==========


See accompanying notes to these condensed consolidated financial statements.

                           AGILE SOFTWARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                 Three Months Ended July 31,
                                                                              ---------------------------------
                                                                                    2001              2000
                                                                              ----------------   --------------
Cash flows from operating activities:
    Net loss                                                                     $   (5,020)       $  (14,947)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Provision for doubtful accounts                                                 200                20
        Depreciation and amortization                                                 2,322            10,018
        Amortization of stock compensation                                              414             4,416
        Impairment of equity investments                                              1,446                 -
        Changes in operating assets and liabilities:
             Accounts receivable                                                      6,521            (4,401)
             Other assets, current and non-current                                   (2,182)           (1,718)
             Accounts payable                                                        (4,696)               37
             Accrued expenses and other liabilities                                    (486)            1,831
             Deferred revenue                                                        (5,023)            3,398
                                                                                 ----------        ----------
               Net cash used in operating activities                                 (6,504)           (1,346)
                                                                                 ----------        ----------

Cash flows from investing activities:
    Purchases of investments                                                       (124,679)          (31,802)
    Proceeds from maturities or sales of investments                                 82,605            22,560
    Purchases of privately-held investments                                            (150)             (750)
    Acquisition of property and equipment                                            (3,657)           (2,563)
                                                                                 ----------        ----------
               Net cash used in investing activities                                (45,881)          (12,555)
                                                                                 ----------        ----------

Cash flows from financing activities:
    Repayment of capital lease obligations                                             (350)             (195)
    Proceeds from issuance of Common Stock, net of repurchases                        1,218               720
    Repayment of notes receivable from stockholders                                      58               415
                                                                                 ----------        ----------
               Net cash provided by financing activities                                926               940
                                                                                 ----------        ----------

Net decrease in cash and cash equivalents                                           (51,459)          (12,961)

Cash and cash equivalents at beginning of period                                    139,917           142,721
                                                                                 ----------        ----------

Cash and cash equivalents at end of period                                       $   88,458        $  129,760
                                                                                 ==========        ==========

Non-cash investing and financing activities:
    Additions (reduction) in stock compensation                                  $   (1,550)       $    4,469
                                                                                 ==========        ==========


See accompanying notes to these condensed consolidated financial statements.

AGILE SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Agile Software Corporation and its subsidiaries ("Agile" or the "Company") have been prepared by the Company and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim period presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending April 30, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the Securities and Exchange Commission's rules and regulations. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2001, included in the Company's Annual Report on Form 10-K filed on July 25, 2001 with the Securities and Exchange Commission.

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

3.   Net Loss Per Share

Basic net loss per share is computed by dividing the net loss available to holders of Common Stock for the period by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share is the same as basic net loss per share because the calculation of diluted net loss per share excludes potential shares of Common Stock since their effect is antidilutive. Potential shares of Common Stock consist of unvested restricted Common Stock, incremental common shares issuable upon the exercise of stock options and warrants.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                  Three Months Ended July 31,
                                                  ---------------------------
                                                     2001             2000
                                                  ---------        ----------

Numerator:
    Net loss                                      $  (5,020)       $ (14,947)
                                                  =========        =========

Denominator:
    Weighted average shares                          47,586           46,482
    Weighted average unvested shares of
      Common Stock subject to repurchase               (796)          (1,588)
                                                  ---------        ---------
    Denominator for basic and diluted
      calculation                                    46,790           44,894
                                                  =========        =========

Net loss per share:
    Basic and diluted                             $    (.11)       $   (0.33)
                                                  =========        =========

4.   Segment Information

The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the three months ended July 31, 2001 and 2000, the Company operated in a single business segment, primarily in the United States. Through July 31, 2001, foreign operations were not significant in either revenue or investment in long- lived assets.

5.   Stock compensation

                                        Three Months Ended July 31,
                                        ---------------------------
                                            2001          2000
                                          --------       -------

Cost of revenues                          $    27        $   202
Sales and marketing                           435          2,065
Research and development                      138          1,229
General and administrative                   (186)           920
                                          -------        -------
  Total                                   $   414        $ 4,416
                                          =======        =======

In connection with certain stock option grants to employees stock compensation expense is being recognized over the applicable vesting period of the options, generally five years consistent with the accelerated amortization method prescribed by FASB Interpretation No. 28. Amortization of stock compensation for employees was $492,000 and $3.8 million for the three months ended July 31, 2001 and July 31, 2000, respectively.

Stock compensation expense related to stock options granted to consultants is recognized as earned, over the applicable vesting period of the options, generally five years consistent with the accelerated amortization method prescribed by FASB Interpretation No. 28. At each reporting date, the Company re-values the stock compensation using the Black-Scholes option pricing model for unvested options. As a result, the stock compensation expense will fluctuate as the fair market value of the Company's common stock fluctuates. Amortization of stock compensation for consultants was ($78,000) and $639,000 for the three months ended July 31, 2001 and July 31, 2000, respectively.

6.   Intangible Assets

In connection with the acquisition of Digital Markets, Inc. in November 1999, the Company recorded goodwill and other intangible assets of approximately $109.2 million, of which $1.3 million was immediately expensed as acquired in-process technology. Goodwill and other intangible assets are presented at cost, net of accumulated amortization. Amortization is computed using the straight-line method over the estimated useful life of the assets, which is generally three years. Amortization of goodwill and intangibles for the three months months ended July 31, 2001 and 2000 was $189,000 and $9.1 million, respectively. At each balance sheet date, the Company assesses the value of recorded intangible assets for possible impairment based upon a number of factors including turnover of the acquired workforce and the undiscounted value of expected future operating cash flows.

During the fourth quarter ended April 30, 2001, the Company performed an impairment assessment of the identifiable intangibles and goodwill recorded upon the acquisition of DMI. This assessment was performed primarily as a result of the decision by management in February 2001 to discontinue the further development of the products acquired in the DMI acquisition. As a result of the assessment, the Company recorded a $55.2 million impairment charge reflecting the amount by which the carrying amount of the assets exceeded its fair value. The charge was determined based upon the estimated discounted future cash flows relating to the future cash flows from the specific products acquired using a discount rate of 25%. The assumptions supporting such cash flows including the discount rate were determined using management's best estimates. The remaining identifiable intangibles balance of approximately $1.2 million, consisting principally of workforce in place, will continue to be amortized over its remaining useful life of 1.5 years which management considers appropriate. Amortization of goodwill and other intangible assets was $189,000 and $9.1 million for the three months ended July 31, 2001 and 2000, respectively.

7.   Marketable Investments

The Company's investments comprise U.S., state, and municipal government obligations; corporate debt securities; and foreign debt securities. Investments with maturities of less than one year are considered short-term and are carried at fair value. All investments are primarily held in the Company's name and custodied with one major financial institution. The specific identification method is used to determine the cost of securities disposed. At July 31, 2001 and April 30, 2001, all of the Company's investments were classified as available for sale. Unrealized gains and losses on these investments are included as a separate component of stockholders' equity.

8.   Other Assets

Other assets include investments in equity instruments of privately held companies which amounted to $3.5 million and $4.8 million as of July 31, 2001 and April 30, 2001, respectively. These investments, accounted for using the cost method and consisting primarily of investments in preferred stock in privately-held companies, are reviewed each reporting period for declines considered other-than-temporary, and, if appropriate, written down to their estimated fair value.

During the three months ended July 31, 2001, the Company determined that certain of these investments had incurred a decline in value that was other than temporary primarily due to the limited liquidity and poor prospects for additional funding and reduced their carrying amounts to their estimated fair value by a charge of $1.4 million to results of operations.

9.  Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive loss, depending on the type of hedging relationship that exists. In July 1999, the Financial Accounting Standard Boards issued SFAS No. 137, or "SFAS 137," "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal year beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities. Accordingly, the adoption of SFAS No. 133 did not have an impact on the Company's financial position, results of operations or cash flows.

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria for determining intangible assets acquired in a purchase method business combination that must be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company is required to adopt the provisions of SFAS No. 141 immediately, and SFAS No.142 effective May 1, 2002. Furthermore, any goodwill and any intangible assets determined to have indefinite useful lives that are acquired in a purchase business combination completed after June

30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. The Company is currently evaluating the impact SFAS No. 141 and 142 will have on its financial position and results of operations.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed in "Other Factors Affecting Operating Results" and "Liquidity and Capital Resources" below, as well as Risk Factors included in our Annual Report on Form 10-K filed on July 25, 2001 with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

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

Customers who license our software products receive a license for our application servers, one or more user licenses, and adapters provided by third parties to connect with the customer's other existing enterprise systems. Our customers generally purchase a limited number of user licenses at the time of the initial license of the software products and may purchase additional user licenses as needed. Customers may purchase implementation services from us. These professional services are generally provided on a fixed-price basis and are often provided by third-party consulting organizations. We also offer fee-based training services to our customers. As of July 31, 2001, over 98% of our customers who licensed our products had purchased maintenance contracts, which provide unspecified software upgrades on a when-and-if available basis, and technical support over a stated term, which is generally a twelve-month period. Over 95% of our customers had renewed their maintenance contracts as of July 31, 2001. We may not be able to maintain or continue these rates of purchases or renewals of maintenance agreements.

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

On November 23, 1999, we acquired Digital Market, Inc. ("DMI") in a transaction accounted for as a purchase business combination. We paid $20.0 million in cash and issued 1,202,018 shares of our Common Stock valued at $75.7 million or $62.95 per share based upon the average price of our Common Stock two days before, day of and two days after the transaction measurement date. In addition, we also assumed all unvested outstanding stock options granted by DMI. The estimated fair value of the assumed options was $5.6 million, and was included as a component of the purchase price. The fair value of the options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free rate of 5.96%, expected life of 2 to 4 years, expected dividend rate of 0%, and volatility of 85%. We incurred $1.2 million in acquisition expenses, including financial advisory and legal fees and other direct transaction costs resulting in an adjusted aggregate purchase price of $102.5 million.

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

         Net tangible liabilities .............................  $ (6,659)
         In-process technology ................................     1,300
         Existing technology ..................................     1,850
         Trademark ............................................       150
         Assembled workforce ..................................     2,100
         Goodwill .............................................   103,776
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

In connection with the granting of stock options to our employees (including the DMI employees who remained our employees after the acquisition) and non-employee consultants, we have recorded unearned stock compensation totaling approximately $38.8 million through July 31, 2001, of which $7.4 million remains to be amortized. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the applicable vesting period of the options, consistent with the accelerated amortization method described in Financial Accounting Standards Board, or FASB, Interpretation No. 28. We recognized amortization of unearned stock compensation of $414,000 and $4.4 million in the three months ended July 31, 2001 and 2000, respectively. The amortization of the remaining unearned stock compensation at July 31, 2001 will result in additional charges to operations through fiscal 2005. We calculated the fair value of options to purchase 130,000 shares of our common stock granted to non-employee consultants, which totals $848,000 as of July 31, 2001, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 with the following underlying assumptions: expected volatility of 100%, risk-free interest rate of 4.25% and option terms of two to four years. We are accounting for these options under variable plan accounting and therefore the expense associated with these options may fluctuate significantly from quarter to quarter through fiscal 2005.

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

Although our total revenues have increased from year to year, we have incurred significant costs to develop our products and to recruit and train personnel for our engineering, sales, marketing, professional services and administration departments. As a result, we have incurred significant losses since inception, and, as of July 31, 2001, had an accumulated deficit of $192.1 million.

We intend to continue to incur significant sales and marketing, research and development, general and administrative expenses and stock compensation expenses. For example, we had 490 full-time employees at July 31, 2001, compared to 356 at July 31, 2000. We expect to continue to incur operating losses for the foreseeable future. In order to achieve profitability, we will need to increase our revenues significantly. Therefore, we cannot be sure that we will ever attain or maintain profitability. Our expansion will also place significant demands on our management and operational resources. To manage this rapid growth and increased demands, we must improve existing and implement new operational and financial systems, procedures and controls. We must also hire, train, manage, retain and motivate qualified personnel. We expect future expansion to continue to challenge our ability to hire, train, manage, retain and motivate our employees.

In view of the rapidly changing nature of our market and our limited operating history, we believe that period-to-period comparisons of our revenues and other operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our historic revenue growth rates are not necessarily sustainable or indicative of our future growth.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total revenues:


                                                                  Three Months Ended July 31,
                                                               ---------------------------------
                                                                   2001             2000
                                                               --------------   --------------
Revenues:
    License                                                               69%              73%
    Professional services                                                  9               13
    Maintenance                                                           22               14
                                                               -------------    -------------
        Total revenues                                                   100              100
                                                               -------------    -------------

Cost of revenues:
    License                                                                4                4
    Professional services                                                 11                9
    Maintenance                                                            5                6
    Stock compensation                                                     -                1
                                                               -------------    -------------
        Total cost of revenues                                            20               20
                                                               -------------    -------------

Gross profit                                                              80               80
                                                               -------------    -------------

Operating expenses:
    Sales and marketing:
      Other sales and marketing                                           65               82
      Stock compensation                                                   2               13
    Research and development:
      Other research and development                                      36               30
      Stock compensation                                                   1                8
    General and administrative:
      Other general and administration                                     9                9
      Stock compensation                                                  (1)               6
    Amortization of goodwill and other intangible assets                   1               58
    Merger related expenses                                               (4)               -
                                                               -------------    -------------
        Total operating expenses                                         109              206
                                                               -------------    -------------

Loss from operations                                                     (29)            (126)

Interest income (expense)                                                 14               31
Impairment of equity investments                                          (6)               -
                                                               -------------    -------------

Loss before income taxes                                                 (21)             (95)
Provision for income taxes                                                 1                -
                                                               -------------    -------------

Net loss                                                                 (22%)            (95%)
                                                               =============    =============





Three Months Ended July 31, 2001 and 2000

Revenues

Our total revenues for the three months ended July 31, 2001 were $23.3 million, representing an increase of $7.6 million, or 48%, from the revenues of $15.8 million in the quarter ended July 31, 2000. We had no customers that accounted for more than 10% of our total revenues in the three months ended July 31, 2001 or 2000.

License Revenues. Our license revenues for the three months ended July 31, 2001 were $16.0 million, representing an increase of $4.6 million, or 40%, from the license revenues of $11.5 million in the quarter ended July 31, 2000. License revenues as a percentage of total revenues were 69% and 73% for the three months ended July 31, 2001 and 2000, respectively. The increase in our license revenues from the prior year period was due to software licensed to new customers and additional software licensed to existing customers. This increase was primarily attributed to continued market acceptance of and demand for our products. However, due to the current economic slowdown and the significant decline in information technology spending, we expect software license revenues, on an absolute basis and as a percentage of total revenues, to decrease sequentially for at least the next quarter and perhaps longer.

Professional Services Revenues. Our professional services revenues for the three months ended July 31, 2001 were $2.2 million, representing an increase of $151,000, or 7%, from the professional services revenues of $2.0 million for the three months ended July 31, 2000. Professional services revenues as a percentage of total revenues were 9% and 13% for the three months ended July 31, 2001 and 2000, respectively. The increase in professional services revenues in absolute dollars was due to increased license revenues and an increased range of services, consisting of additional data migration and integration services. The decrease in professional services revenues as a percentage of total revenues is due to the increased percentage of professional services that were provided by third party implementers who invoiced the customer directly.

Maintenance Revenues. Our maintenance revenues for the three months ended July 31, 2001 were $5.1 million, representing an increase of $2.8 million, or 125%, from the maintenance revenues of $2.3 million for the three months ended July 31, 2000. Maintenance revenues as a percentage of total revenues were 22% and 14% for the three months ended July 31, 2001 and 2000, respectively. The increase in maintenance revenues in absolute dollars and as a percentage of revenues was due to our increased customer base.

Cost of Revenues

Cost of License Revenues. Cost of license revenues, excluding stock compensation, was $962,000 for the three months ended July 31, 2001, representing an increase of $405,000, or 73%, from the cost of license revenues of $557,000 for the three months ended July 31, 2000. Cost of license revenues as a percentage of license revenues was 6% and 5% for the three months ended July 31, 2001 and 2000, respectively. The increase in the cost of license revenues in absolute dollars in the three months ended July 31, 2001 reflects increased expenses associated with royalties due to third-parties for software used in our products.

Cost of Professional Services Revenues. Cost of professional services revenues, excluding stock compensation, was $2.5 million for the three months ended July 31, 2001, representing an increase of $880,000 million, or 55%, from the cost of professional services revenues of $1.6 million for the three months ended July 31, 2000. Cost of professional services revenues as a percentage of professional services revenues was 113% and 78% for the three months ended July 31, 2001 and 2000, respectively. The increase in cost of professional services revenues in absolute dollars from the prior period was due to increased professional services personnel necessary to support our increased customer base. In the current period, certain periods in the past, and potentially in the future, our cost of professional services revenues exceeded or may exceed our professional services revenues, primarily because the actual cost of providing the services, whether provided internally or through third parties, exceeded the fixed price payment received from some of our customers for such services. In addition, as we increase the size of our professional services staff, we will incur payroll, training and related costs for new personnel before they become fully productive.

Cost of Maintenance Revenues. Cost of maintenance revenues, excluding stock compensation, was $1.2 million for the three months ended July 31, 2001, representing an increase of $340,000, or 38%, from the cost of maintenance revenues of $888,000 for the three months ended July 31, 2000. Cost of maintenance revenues as a percentage of maintenance revenues was 24% and 39% for the three months ended July 31, 2001 and 2000, respectively. The decrease in cost of maintenance revenues as a percentage of maintenance revenue for the three months ended July 31, 2001 over the prior year period was due to economies of scale realized as a result of increased management personnel and experienced maintenance personnel.

Operating Expenses

Sales and Marketing. Sales and marketing expenses, excluding stock compensation, were $15.1 million for the three months ended July 31, 2001, representing an increase of $2.1 million, or 16%, from the sales and marketing expenses of $12.9 million for the three months ended July 31, 2000. The increase in sales and marketing expenses for the three months ended July 31, 2001, compared to the corresponding period in the prior fiscal year, reflects significant increased personnel-related expenses such as salaries, benefits and commissions, bonuses, recruiting fees, travel expenses and related costs of hiring sales management, sales representatives, sales engineers and marketing personnel. We anticipate that our sales and marketing expenses will continue to increase in absolute dollars as we continue to selectively expand our domestic and international sales force.

Research and Development. Research and development expenses, excluding stock compensation, were $8.3 million for the three months ended July 31, 2001, representing an increase of $3.5 million, or 74%, from the research and development expenses of $4.8 million for the three months ended July 31, 2000. The increase in research and development expenses for the three months ended July 31, 2001, compared to the corresponding period in the prior fiscal year, was due to the increase in the number of our software developers, quality assurance personnel and outside contractors needed to support our product development, documentation and testing activities related to the development and release of the latest versions of our products. We anticipate that research and development expenses will continue to increase in absolute dollars as we continue investing in new product development through the economic downturn.

General and Administrative. General and administrative expenses, excluding stock compensation, were $2.2 million for the three months ended July 31, 2001, representing an increase of $775,000, or 54%, from the general and administrative expenses of $1.4 million for the three months ended July 31, 2000. The increase in general and administrative expenses in absolute dollars for the three months ended July 31, 2001, compared to the corresponding period in the prior fiscal year, was due to hiring additional finance and administrative personnel to support the growth of our business during that period. We expect that general and administrative expenses will remain relatively stable over the short term.

Amortization of Stock Compensation. We recognized amortization of stock compensation of approximately $414,000 and $4.4 million for the three months ended July 31, 2001 and 2000, respectively.

Amortization of Goodwill and Purchased Intangible Assets. In connection with our acquisition of Digital Market, Inc. in November 1999, $103.8 million was allocated to goodwill and $4.1 million was allocated to other intangible assets, all of which were being amortized over a period of 3 years. Amortization of goodwill and intangibles was $189,000 and $9.1 million for the three months ended July 31, 2001 and 2000, respectively.

Merger related benefit. In the fourth quarter of fiscal 2001, we accrued $5.0 million for financial advisory and professional fess resulting from the terminated merger with a third party. The accrual was management's best estimate of its obligation at the time. As of July 31, 2001, we had incurred actual costs of $4.2 million and we had no remaining liability related to the terminated merger. As a result, we recorded a reduction of merger related expenses of $835,000 in the three months ended July 31, 2001, which was included in the statement of operations.

Interest income (expense) was $3.3 million for the three months ended July 31, 2001 compared to $5.0 million for the three months ended July 31, 2000. This decrease in interest income was due principally to declining interest rates and lower average cash and investment balances.

Impairment of Equity Investments. During the three months ended July 31, 2001, we determined that certain equity investments of privately held companies had incurred a decline in value that was considered other than temporary. We recorded a charge of $1.4 million in our results of operations to write down the investments to their estimated fair values. See Note 8 of Notes to Consolidated Financial Statements for more detailed information.

Provision for Income Taxes. The Company incurred operating losses for the three months ended July 31, 2001 and July 31, 2000. Management has recorded a valuation allowance for the full amount of the net deferred tax assets, as sufficient uncertainty exists that it is more likely than not that the deferred tax assets will not be realized. During the three months ended July 31, 2001, the Company incurred income tax expense of $107,000, primarily attributable to its international subsidiaries.

Liquidity and Capital Resources

As of July 31, 2001, we had cash, cash equivalents and short-term investments of $291.2 million, a decrease of $9.3 million from the cash, cash equivalents and short-term investments held as of April 30, 2001. Our working capital at July 31, 2001 was $290.1 million.

Operating activities used cash of $6.5 million for the three months ended July 31, 2001 and used $1.3 million for the three months ended July 31, 2000. Net cash used in operating activities in the three months ended July 31, 2001 was due primarily to the net loss (less non-cash expenses) and decreases in deferred revenue, accounts payable, and an increase in other assets, partially offset by increases in accounts receivable. Net cash used in operating activities in the three months ended July 31, 2000 was due primarily to the net loss (less non-cash expenses) and increases in accounts receivable and other assets, partially offset by increases in deferred revenue and accrued expenses.

Investing activities used cash of $45.9 million for the three months ended July 31, 2001 and used $12.6 million for the three months ended July 31, 2000. Net cash used in investing activities in both the three months ended July 31, 2001 and 2000 consisted primarily of net purchases of marketable investments and purchases of property and equipment. Purchases of property and equipment were approximately $3.7 million in the three months ended July 31, 2001 and $2.6 million in the three months ended July 31, 2000. These capital expenditures were primarily for computer hardware and software and furniture and fixtures. We expect that capital expenditures will continue to increase to the extent we continue to increase our headcount or expand our operations.

Financing activities provided cash of $926,000 in the three months ended July 31, 2001 and provided cash of $940,000 in the three months ended July 31, 2000. Net cash was provided in both the three months ended July 31, 2001 and 2000 primarily from the sale of common stock under employee stock option plans.

Capital lease obligations, including both short-term and long-term portions, were $104,000 at July 31, 2001, and are payable through fiscal 2003.

We expect to experience growth in our operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. As a result, we anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines. We believe that our existing cash and cash equivalents and our anticipated cash flow from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or raise it at all, and the issuance of any additional securities would result in ownership dilution to our existing stockholders.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive loss, depending on the type of hedging relationship that exists. In July 1999, the Financial Accounting Standard Boards issued SFAS No. 137, or "SFAS 137," "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133." SFAS 137 deferred the effective date of SFAS 133 until the first fiscal year beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities. Accordingly, the adoption of SFAS No. 133 did not have an impact on the Company's financial position, results of operations or cash flows.

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria for determining intangible assets acquired in a purchase method business combination that must be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company is required to adopt the provisions of SFAS No. 141 immediately, and SFAS No.142 effective May 1, 2002. Furthermore, any goodwill and any intangible assets determined to have indefinite useful lives that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. The Company is currently evaluating the impact SFAS No. 141 and 142 will have on its financial position and results of operations.

Other Factors Affecting Operating Results

  We Have a History of Losses, We Expect to Incur Losses in the Future and We May Not Achieve or Maintain Profitability

Since inception, we have funded our business primarily through selling our stock, not from cash generated from our business. We have incurred quarterly and annual losses in each of the years since we were formed and we expect to continue to incur quarterly and annual losses in the near term. We incurred losses of $5.0 million and $14.9 million for the three months ended July 31, 2001 and 2000, respectively. As of July 31, 2001 we had an accumulated deficit of approximately $192.1 million. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses. We have incurred and expect to continue to incur substantial non-cash costs relating to the amortization of intangible assets and stock compensation which will contribute to our net losses. We expect to incur losses for the foreseeable future. We will need to generate significant increases in revenues to achieve and maintain profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

Furthermore, we typically receive and fulfill most of our orders within the same quarter, with the substantial majority of our orders typically received in the last month of each fiscal quarter. Recently, declining economic conditions have caused our customers to delay and reduce spending on information technology, our sales cycle has lengthened and orders are being pushed to the last day of the quarter. As a result, we may not learn of revenue shortfalls until late in a fiscal quarter, after which it is too late to adjust expenses for that quarter. Moreover, recent adverse economic conditions in the United States, particularly those related to the technology industry, may increase the likelihood that customers will unexpectedly delay or cancel orders causing us to fail to achieve anticipated revenues for the quarter. A number of technology companies, particularly software companies that, like Agile, sell enterprise-wide software solutions, have recently announced that adverse economic conditions have negatively affected their business and results of operations. Any revenue shortfall below our expectations could have an immediate and significant adverse effect on our results of operations.

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

In addition, we have accounted for options to purchase common stock granted to consultants under variable plan accounting. The expenses associated with these options may fluctuate significantly from quarter to quarter through fiscal 2006 if the price of our stock fluctuates and could cause our operating results to vary significantly from quarter to quarter.

Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. If this occurs, the price of our common stock may decline.

 The Impact of Changes in Global Economic Conditions on Our Customers May Cause Us to Fail to Meet Expectations, Which Would Negatively Impact the Price of Our Stock

Our operating results can vary significantly based upon the impact of changes in global economic conditions on our customers. More specifically, the macro-economic environment that we are facing in fiscal 2002 is more uncertain than in recent periods and has the potential to materially and adversely affect us and our operating results. The revenue growth and profitability of our business depends on the overall demand for enterprise-level software services, particularly in the areas in which we compete. Because our sales are primarily to major corporate customers whose business fluctuates with general economic and business conditions, a softening of demand for computer software caused by a weakening economy may result in decreased revenues and lower growth rates. We may be especially prone to this as a result of the relatively large license transactions we have historically relied upon. Customers may defer or reconsider purchasing products if they experience a downturn in the general economy.

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

As part of our business strategy, we may in the future seek to acquire or invest in additional businesses, joint venture arrangements, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. Management's negotiations of potential acquisitions or joint ventures and management's integration of acquired businesses, products or technologies could divert their time and resources. Future acquisitions could cause us to issue dilutive equity securities, incur debt or contingent liabilities, amortize goodwill and other intangibles, write off in-process research and development and other acquisition-related expenses that could seriously harm our financial condition and operating results. Further, we may not be able to properly integrate acquired businesses, products or technologies with our existing operations or train, retain and motivate personnel from the acquired businesses. If we are unable to fully integrate an acquired business, product or technology or train, retain and motivate personnel from the acquired business, we may not receive the intended benefits of that acquisition.

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

 Because of Competition For Additional Qualified Personnel, We May Not Be Able to Recruit or Retain Necessary Personnel, Which Could Impact Development or Sales of Our Products

Our success depends on our ability to attract and retain qualified and experienced employees. There is substantial competition for experienced engineering, sales and marketing personnel in our industry. The volatility and current market price of our common stock may make it more difficult for us to recruit, hire and retain qualified personnel, or cause us to incur higher salary costs. If we are unable to retain our existing key personnel, or attract and retain additional qualified personnel, we may from time to time experience inadequate levels of staffing to perform services for our customers. As a result, our growth could be limited due to our lack of capacity to develop and market our products to our customers, or we could experience deterioration in service levels or decreased customer satisfaction.

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

In addition, portions of our products are based upon a programming language that does not offer all of the features available in Windows. Accordingly, certain features available to products that run on Windows may not be available in the non-Windows version of our products, and this could result in reduced customer demand. Furthermore, some of our products do not run on certain types of popular server computers, such as those that utilize the UNIX operating system. If another platform becomes more widely used or offers greater scalability, we could be required to convert, or "port" our product to that platform. We may not succeed in these efforts, and even if we do, potential customers may not choose our product. As we extend the functionality of our products to run on additional platforms, we may incur increased development costs and increased development lifecycles.

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

  In Order to Manage Our Growth and Expansion, We Will Need to Improve and Implement New Systems, Procedures and Controls

We have recently experienced a period of rapid growth and expansion that has placed a significant strain on our management information systems and our administrative, operational and financial resources. For example, we have grown from 356 employees at July 31, 2000 to 490 employees at July 31, 2001. If we are unable to manage our growth and expansion in an efficient or timely manner, our business will be seriously harmed. In addition, we have recently hired a significant number of employees and plan to further increase our total headcount. We also plan to expand the geographic scope of our operations. This expansion has resulted and continues to result in substantial demands on our management resources. To accommodate continued anticipated growth and expansion, we will be required to:

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

 We May Be Subject to Intellectual Property Infringement Claims That, With or Without Merit, Could Be Costly to Defend or Settle

We may from time to time be subject to claims of infringement of other parties' proprietary rights or claims that our own intellectual property rights are invalid. There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. It is possible that, in the future, third parties may claim that we or our current or potential future products infringe their intellectual property. We expect that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in industry segments overlaps. Any infringement claims made against us, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or negative publicity. In addition, if our products were found to infringe a third party's proprietary rights, we could be required to enter into royalty or licensing agreements in order to continue to be able to sell our products. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or acceptable at all.

 We Rely on Third Parties to Manage System and Network Environments for Hosted Customers

We rely on third parties to manage system and network environments running the Agile Anywhere and Agile Buyer solutions and related solutions for customers requiring hosting. Services provided by these third parties include managing the hosted servers, maintaining communications lines and managing network data centers, which are the locations where the Agile solutions reside. Since the hosting of the Agile solutions for certain customers will depend on these third parties, it is possible that these third parties may not be able to meet our and our customers' service level requirements. Dissatisfaction or problems with our service or the service of the third parties that host our solutions or delays or interruptions or other problems with service due to mechanical failure, human error, security breaches, power loss and other facility failures, natural disasters, sabotage, vandalism, or other similar events could result in a reduction of business generated by the hosted environment. In the event that we choose to use alternative hosting sources, this may result in a temporary degradation of the service level for hosting services that may be unacceptable to our customers.

 We Are Subject to Employer Payroll Taxes When Our Employees Exercise Their Stock Options That Could Adversely Affect Our Results of Operations

Employer payroll taxes are assessed on each employee's gain on the sale of stock received upon exercise of options, which is the difference between the price of our common stock on the date of exercise and the exercise price. During a particular period, these payroll taxes could be material. These employer payroll taxes are recorded as an expense and are assessed at tax rates that varies depending upon the employee's taxing jurisdiction in the period such options are exercised based on actual gains realized by employees. However, because we are unable to predict how many stock options will be exercised, at what price and in which country during any particular period, we cannot predict the amount, if any, of employer payroll expense that will be recorded in a future period or the impact on our future financial results.

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

Risks Related to Control

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

The table below represents principal (or notional) amounts and related weighted-average interest rates of our investment portfolio by year of maturity.

(in thousands, except                Maturing
interest rates)                       within
                                    12 months     Thereafter    Total
                                  -------------   ----------   --------

Cash equivalents                       $ 52,003       -        $ 52,003
Average interest rate                      3.74%      -            3.74%
Investments                            $202,779       -        $202,779
Average interest rate                      4.38%      -            4.38%
Total investment securities            $254,782       -        $254,782


Other Investments

We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations. As of July 31, 2001, we had $3.5 million invested in privately-held companies, some of which are business partners. For these investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets might be impaired.

During the three months ended July 31, 2001, we determined that these investments had incurred a decline in value that was other-than-temporary and reduced their carrying amounts to estimated fair value by a charge of $1.4 million to results of operations.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.

Item 2.  Changes in Securities and Use of Proceeds.

(a) Modification of Constituent Instruments

Not applicable.

(b) Change in Rights

Not applicable.

(c) Issuances of Securities

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

Effective September 7, 2001, Mr. Thomas P. Shanahan retired as Chief Financial Officer of the Company. Mr. Richard J. Browne, Vice President, Finance, has been appointed Interim Chief Financial Officer and Principal Accounting Officer. Mr. Shanahan will remain as a consultant to the Company for an interim period to aid in transition and to assist in the recruitment of a new Chief Financial Officer.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

Not applicable.

(b)   Reports on Form 8-K

Not applicable.

                           AGILE SOFTWARE CORPORATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           AGILE SOFTWARE CORPORATION


Date: September 13, 2001                   /s/ Richard J. Browne
                                           -----------------------------------
                                           By: Richard J. Browne
                                           Vice President, Finance
                                           and Interim Chief Financial Officer
                                           (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.              Description
-----------              -----------

None