Form 10-Q
period 2001-10-31
AGILE SOFTWARE CORP
filed 2001-12-12
CIK 1088653

                                  UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549

                                 --------------


                                    Form 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934


                 For the quarterly period ended October 31, 2001

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

                      Yes X  No ___
                         ---
The number of shares outstanding of the Registrant's Common Stock as of October 31, 2001 was 47,919,581.

                           AGILE SOFTWARE CORPORATION

                                      INDEX

                                                                            Page No.
                                                                            --------
Part I.  Financial Information

Item 1.  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets at October 31, 2001
         and April 30, 2001                                                    3

         Condensed Consolidated Statements of Operations for the
         Three and Six Months Ended October 31, 2001 and 2000                  4

         Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended October 31, 2001 and 2000                            5


         Notes to Condensed Consolidated Financial Statements                  6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           28

Part II. Other Information

Item 1.  Legal Proceedings                                                    29


Item 2.  Changes in Securities and Use of Proceeds                            29


Item 3.  Defaults Upon Senior Securities                                      29


Item 4.  Submission of Matters to a Vote of Security Holders                  29


Item 5.  Other Information                                                    30


Item 6.  Exhibits and Reports on Form 8-K                                     30


Signature                                                                     31



Part 1 - Financial Information
Item 1.  Financial Statements

                           AGILE SOFTWARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (in thousands)
                                   (unaudited)

                                                   October 31,  April 30,
                                                   ----------------------
                                                      2001         2001
                                                   ---------    ---------
ASSETS                                                             (1)
Current assets:
    Cash and cash equivalents                      $  94,385    $ 139,917
    Short-term investments                           194,997      160,608
    Accounts receivable, net                          15,127       22,626
    Other current assets                              12,841       12,105
                                                   ---------    ---------
        Total current assets                         317,350      335,256
Property and equipment, net                           13,584       12,975
Intangible assets, net                                   820        1,198
Other assets                                           4,757        5,762
                                                   ---------    ---------
                                                   $ 336,511    $ 355,191
                                                   =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                               $   3,651    $  10,972
    Accrued expenses and other liabilities            10,806       11,544
    Deferred revenue                                  13,932       18,542
    Current portion of capital lease obligations          83          359
                                                   ---------    ---------
        Total current liabilities                     28,472       41,417
Capital lease obligations, noncurrent                      -           95
Notes payable                                             39           39
                                                   ---------    ---------
                                                      28,511       41,551
                                                   ---------    ---------
Stockholders' equity:
    Common Stock                                          48           48
    Additional paid-in capital                       510,110      510,433
    Notes receivable from stockholders                  (422)        (628)
    Unearned stock compensation                       (6,009)      (9,368)
    Accumulated other comprehensive income               844          217
    Accumulated deficit                             (196,571)    (187,062)
                                                   ---------    ---------
        Total stockholders' equity                   308,000      313,640
                                                   ---------    ---------
                                                   $ 336,511    $ 355,191
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

                           AGILE SOFTWARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                      (in thousands, except per share data)
                                   (unaudited)

                                                                     Three Months Ended                    Six Months Ended
                                                                        October 31,                           October 31,
                                                             ---------------------------------------------------------------------
                                                                 2001              2000                2001               2000
                                                             -------------   ---------------     ---------------   ---------------
Revenues:
    License                                                  $      13,063   $        15,246     $        29,070   $        26,696
    Professional services                                            2,198             2,229               4,385             4,265
    Maintenance                                                      5,947             2,771              11,078             5,053
                                                             -------------   ---------------     ---------------   ---------------
        Total revenues                                              21,208            20,246              44,533            36,014
                                                             -------------   ---------------     ---------------   ---------------

Cost of revenues:
    License                                                            690               965               1,652             1,522
    Professional services                                            2,223             1,608               4,700             3,205
    Maintenance                                                      1,408             1,057               2,636             1,945
    Stock compensation (recovery)                                      (15)              178                  12               380
                                                             -------------   ---------------     ---------------   ---------------
        Total cost of revenues                                       4,306             3,808               9,000             7,052
                                                             -------------   ---------------     ---------------   ---------------

Gross profit                                                        16,902            16,438              35,533            28,962
                                                             -------------   ---------------     ---------------   ---------------

Operating expenses:
    Sales and marketing:
      Other sales and marketing                                     14,288            15,381              29,356            28,317
      Stock compensation                                                31             1,997                 466             4,062
    Research and development:
      Other research and development                                 7,968             5,586              16,316            10,387
      Stock compensation (recovery)                                    (71)            1,110                  67             2,339
    General and administrative:
      Other general and administration                               1,850             1,416               4,050             2,841
      Stock compensation (recovery)                                   (106)              869                (292)            1,789
    Amortization of goodwill and other intangible assets               189             8,999                 378            18,066
    Merger related benefit                                               -                 -                (835)                -
                                                             -------------   ---------------     ---------------   ---------------
        Total operating expenses                                    24,149            35,358              49,506            67,801
                                                             -------------   ---------------     ---------------   ---------------

Loss from operations                                                (7,247)          (18,920)            (13,973)          (38,839)

Interest and other income                                            2,838             5,008               6,194            10,034
Impairment of equity investments                                         -                 -              (1,446)                -
Interest expense                                                       (30)             (152)               (127)             (206)
                                                             -------------   ---------------     ----------------  ---------------

Loss before income taxes                                            (4,439)          (14,064)             (9,352)          (29,011)
Provision for income taxes                                              50                 -                 157                 -
                                                             -------------   ---------------     ----------------  ---------------

Net loss                                                     $      (4,489)  $       (14,064)    $        (9,509)  $       (29,011)
                                                             -------------   ---------------     ----------------  ---------------

Net loss per share:
    Basic and diluted                                        $        (.09)  $          (.31)    $          (.20)  $          (.64)
                                                             --------------  ----------------    ----------------  ---------------
    Weighted average shares                                         47,294            45,471              47,073            45,188
                                                             --------------  ----------------    ----------------  ---------------


See accompanying notes to these condensed consolidated financial statements.

                           AGILE SOFTWARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                  Six Months Ended October 31,
                                                                                  ----------------------------
                                                                                     2001              2000
                                                                                  ----------        ----------
Cash flows from operating activities:
    Net loss                                                                      $   (9,509)       $  (29,011)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Provision for doubtful accounts                                                  332                70
        Depreciation and amortization                                                  5,055            20,272
        Amortization of stock compensation                                               253             8,570
        Impairment of equity investments                                               1,446                 -
        Changes in operating assets and liabilities,
          net of acquisition:
             Accounts receivable                                                       7,167            (8,455)
             Other assets, current and non-current                                    (1,027)           (2,570)
             Accounts payable                                                         (7,321)            1,394
             Accrued expenses and other liabilities                                     (738)            1,439
             Deferred revenue                                                         (4,610)            5,904
                                                                                  ----------        ----------
               Net cash used in operating activities                                  (8,952)           (2,387)
                                                                                  ----------        ----------

Cash flows from investing activities:
    Purchases of investments                                                        (182,462)          (46,472)
    Proceeds from maturities and sales of investments                                148,700            49,348
    Purchases of privately-held investments                                             (150)           (6,350)
    Acquisition of property and equipment                                             (5,286)           (6,919)
                                                                                  ----------        ----------
               Net cash used in investing activities                                 (39,198)          (10,393)
                                                                                  ----------        ----------

Cash flows from financing activities:
    Repayment of capital lease obligations                                              (371)             (380)
    Proceeds from issuance of common stock, net of repurchases                         2,806             5,015
    Repayment of notes receivable from stockholders                                      183               691
                                                                                  ----------        ----------
               Net cash provided by financing activities                               2,618             5,326
                                                                                  ----------        ----------

Net decrease in cash and cash equivalents                                            (45,532)           (7,454)

Cash and cash equivalents at beginning of period                                     139,917           142,721
                                                                                  ----------        ----------

Cash and cash equivalents at end of period                                        $   94,385        $  135,267
                                                                                  ==========        ==========

Non-cash investing and financing activities:
    Additions (reductions) in unearned stock compensation                         $   (3,106)       $    8,973
                                                                                  ----------        ----------

See accompanying notes to these condensed consolidated financial statements.

AGILE SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Agile Software Corporation and its subsidiaries ("Agile" or the "Company") have been prepared by the Company and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending April 30, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the Securities and Exchange Commission's rules and regulations. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2001, included in the Company's Annual Report on Form 10-K filed on July 25, 2001 with the Securities and Exchange Commission.

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

License revenues are recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable, and delivery and customer acceptance (including the expiration of an acceptance period), if required under the terms of the contract, of the software products have occurred. In the event the Company grants its customers the right to specified upgrades and vendor-specific objective evidence of fair value exists for such upgrades, license revenue in an amount equal to this fair value is deferred until delivery of the specified upgrade. If vendor-specific objective evidence of fair value does not exist, then the entire license fee is deferred until the delivery of the specified upgrade. Allowances for estimated returns are provided upon product delivery. In instances where vendor obligations remain, revenues are deferred until the obligation has been satisfied.

Revenues from professional services consist of implementation and training services. Training revenues are recognized as the services are performed. Implementation services are typically performed under fixed-price contracts and, accordingly, revenues are recognized upon customer acceptance. A provision for estimated losses on fixed-price professional services contracts is recognized in the period in which the loss becomes known.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                            Three Months Ended               Six Months Ended
                                                                October 31,                     October 31,
                                                        --------------------------      --------------------------
                                                           2001            2000            2001            2000
                                                        ----------      ----------      ----------      ----------
Numerator:
    Net loss                                            $   (4,489)     $  (14,064)     $   (9,509)     $  (29,011)
                                                        ----------      ----------      ----------      ----------
Denominator:
    Weighted average shares                                 47,887          46,788          47,767          46,641
    Weighted average unvested shares of
      Common Stock subject to repurchase                      (593)         (1,317)           (694)         (1,453)
                                                        ----------      ----------      ----------      ----------
    Denominator for basic and diluted
      calculation                                           47,294          45,471          47,073          45,188
                                                        ==========      ==========      ==========      ==========

Net loss per share:
    Basic and diluted                                   $     (.09)     $     (.31)     $     (.20)     $     (.64)
                                                        ==========      ==========      ==========      ==========

4. Segment Information

The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the three months ended October 31, 2001 and 2000, the Company operated in a single business segment, primarily in the United States. Revenues from foreign operations were approximately $3.2 million and $5.9 million for the three and six months ended October 31, 2001, respectively. Foreign operations were not significant in either revenue or investment in long-lived assets for the three and six months ended October 31, 2000. Our international revenues were derived primarily from sales in Europe, Asia Pacific and Japan.

5. Stock compensation

In connection with certain stock option grants to employees, stock compensation expense is being recognized over the applicable vesting period of the options, generally five years, consistent with the accelerated amortization method prescribed by FASB Interpretation No. 28. Amortization of stock compensation for employees was ($261,000) and $231,000 for the three and six months ended October 31, 2001, respectively, and $3.3 million and $7.1 million for the three and six months ended October 31, 2000, respectively. During the three months ended October 31, 2001 stock option cancellations exceeded the total amortization expense for that period. The amounts credited represents the reversal of the accelerated amortization recorded on such unvested and cancelled options.

Stock compensation expense related to stock options granted to consultants is recognized as earned, over the applicable vesting period of the options, generally five years consistent with the accelerated amortization method prescribed by FASB Interpretation No. 28. At each reporting date, the Company re-values the stock compensation using the Black-Scholes option pricing model for unvested options. As a result, the stock compensation expense will fluctuate as the fair market value of the Company's common stock fluctuates. Amortization of stock compensation for consultants was $100,000 and $22,000 for the three and six months ended October 31, 2001, respectively, and $814,000 and $1.5 million for the three and six months ended October 31, 2000, respectively.

6. Intangible Assets

In connection with the acquisition of Digital Market, Inc. in November 1999, the Company recorded goodwill and other intangible assets of approximately $109.2 million, of which $1.3 million was immediately expensed as acquired in- process technology. Goodwill and other intangible assets are presented at cost, net of accumulated amortization. Amortization is computed using the straight-line method over the estimated useful life of the assets, which is generally three years. At each balance sheet date, the Company assesses the value of recorded intangible assets for possible impairment based upon a number of factors including turnover of the acquired workforce and the undiscounted value of expected future operating cash flows.

During the fourth quarter ended April 30, 2001, the Company performed an impairment assessment of the identifiable intangibles and goodwill recorded upon the acquisition of DMI. This assessment was performed primarily as a result of the decision by management in February 2001 to discontinue the further development of the products acquired in the DMI acquisition. As a result of the assessment, the Company recorded a $55.2 million impairment charge reflecting the amount by which the carrying amount of the assets exceeded its fair value. The charge was determined based upon the estimated discounted future cash flows relating to the future cash flows from the specific products acquired using a discount rate of 25%. The assumptions supporting such cash flows including the discount rate were determined using management's best estimates. The remaining identifiable intangibles balance of approximately $1.2 million, consisting principally of workforce in place, will continue to be amortized over its remaining useful life of 1.5 years which management considers appropriate. Amortization of goodwill and other intangible assets was $189,000 and $378,000 for the three and six months ended October 31, 2001, respectively and $9.0 million and $18.1 million for the three and six months ended October 31, 2000, respectively.

7.   Marketable Investments

The Company's investments comprise U.S., state, and municipal government obligations; corporate debt securities; and foreign debt securities. Investments with maturities of less than one year are considered short-term and are carried at fair value. All investments are primarily held in the Company's name and custodied with one major financial institution. The specific identification method is used to determine the cost of securities disposed. At October 31, 2001 and April 30, 2001, all of the Company's investments were classified as available for sale. Unrealized gains and losses on these investments are included in other comprehensive income.

8.   Other Assets

Other assets include investments in equity instruments of privately held companies which amounted to $3.5 million and $4.8 million as of October 31, 2001 and April 30, 2001, respectively. These investments, accounted for using the cost method and consisting primarily of investments in preferred stock in privately-held companies, are reviewed each reporting period for declines considered other-than-temporary, and, if appropriate, written down to their estimated fair value.

During the three months ended July 31, 2001, the Company determined that certain of these investments had incurred a decline in value that was other than temporary primarily due to the limited liquidity and poor prospects for additional funding and reduced their carrying amounts to their estimated fair value by a charge of $1.4 million to results of operations.

9.   Stockholders' Equity

On September 26, 2001, shareholders approved an amendment to the Company's Certificate of Incorporation to increase the number of authorized common shares from 100,000,000 to 200,000,000.

On October 18, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, the Company's option holders had the opportunity to cancel outstanding options with an exercise price in excess of $15.00 per share in exchange for new options to be granted at a future date that is at least six months and one day after the date of cancellation, which was November 19, 2001. The number of shares of common stock subject to the new options will be equal to 75% of the number subject to the exchanged options. Under the exchange program, options for 4.0 million shares of our common stock were tendered and cancelled. The new options will vest at the same rate as the exchanged options and will have an exercise price equal to the fair market value of Agile's common stock at the new grant date, which is not expected to be later than twenty days after May 20, 2002. Agile expects that there will be no accounting charges as a result of this stock option exchange program.

10.  Recent Accounting Pronouncements

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

On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued in fiscal 2002. The Company does not believe that the adoption of SFAS 144 will have a material impact on its financial position or results of operations.

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

Customers who license our software products receive a license for our application servers, one or more user licenses, and adapters provided by third parties to connect with the customer's other existing enterprise systems. Our customers generally purchase a limited number of user licenses at the time of the initial license of the software products and may purchase additional user licenses as needed. Customers may purchase implementation services from us. These professional services are generally provided on a fixed-price basis and are often provided by third-party consulting organizations. We also offer fee-based training services to our customers. As of October 31, 2001, over 98% of our customers who licensed our products had purchased maintenance contracts, which provide unspecified software upgrades on a when-and-if available basis, and technical support over a stated term, which is generally a twelve-month period. Over 95% of our customers had renewed their maintenance contracts as of October 31, 2001. We may not be able to maintain or continue these rates of purchases or renewals of maintenance agreements.

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

License revenues are recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable, and delivery and customer acceptance (including the expiration of an acceptance period), if required under the terms of the contract, of the software products has occurred. In the event that we grant a customer the right to specified upgrades and vendor-specific objective evidence of fair value exists for such upgrades, license revenue in an amount equal to this fair value is deferred until delivery of the specified upgrade. If vendor-specific objective evidence of fair value does not exist, then the entire license fee is deferred until the delivery of the specified upgrade. Allowances for estimated returns are provided upon product delivery. In instances where vendor obligations remain, recognition of revenues is deferred until the obligation has been satisfied.

Revenues from professional services consist of implementation and training services. Training revenues are recognized as the services are performed. Implementation services are typically performed under fixed-price contracts and, accordingly, revenues are recognized upon customer acceptance. A provision for estimated losses on fixed-price professional services contracts is recognized in the period in which the loss becomes known.

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

During the three months ended April 30, 2001, management performed an impairment assessment of the identifiable intangibles and goodwill recorded upon the acquisition of DMI. This assessment was performed primarily as a result of the decision by management in February 2001 to discontinue the further development of the products acquired in the DMI acquisition. As a result of the assessment, an impairment charge of $55.2 million was recorded to reduce the carrying value of developed technology and goodwill. The charge was determined based upon our estimated discounted cash flows using a discount rate of 25%. The assumptions supporting such cash flows including the discount rate were determined using management's best estimates. The remaining identifiable intangibles balance of approximately $1.2 million, consisting principally of workforce in place, will continue to be amortized over its remaining useful life of 1.5 years which management considers appropriate.

In the third quarter of fiscal 2000, we granted options below market price to purchase 269,144 shares of our common stock to certain DMI employees who remained our employees after the acquisition. We recorded additional deferred stock compensation of approximately $11.7 million associated with these stock option grants, which was amortized over their expected term of 18 months.

In connection with the granting of stock options to our employees (including the DMI employees who remained our employees after the acquisition) and non-employee consultants, we have recorded unearned stock compensation totaling approximately $37.3 million through October 31, 2001, of which $6.0 million remains to be amortized. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the applicable vesting period of the options, consistent with the accelerated amortization method described in Financial Accounting Standards Board, or FASB, Interpretation No. 28. We recognized amortization of unearned stock compensation of ($161,000) and $253,000 in the three and six months ended October 31, 2001, respectively, and $4.2 million and $8.6 million in the three and six months ended October 31, 2000, respectively. During the three months ended October 31, 2001 stock option cancellations exceeded the total amortization expense for that period. The amounts credited represents the reversal of the accelerated amortization recorded on such unvested and cancelled options. The amortization of the remaining unearned stock compensation at October 31, 2001 will result in additional charges to operations through fiscal 2005. We calculated the fair value of options to purchase 130,000 shares of our common stock granted to non-employee consultants, which totals $626,000 as of October 31, 2001, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 with the following underlying assumptions: expected volatility of 100%, risk-free interest rate of 4.25% and option terms of two to four years. We are accounting for these options under variable plan accounting and therefore the expense associated with these options may fluctuate significantly from quarter to quarter through fiscal 2005.

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

On October 18, 2001, we announced a voluntary stock option exchange program for our employees. Under the program, Agile's option holders will have the opportunity to cancel outstanding options with an exercise price in excess of $15.00 per share in exchange for new options to be granted at a future date that is at least six months and one day after the date of cancellation, which was November 19, 2001. The number of shares of common stock subject to the new options will be equal to 75% of the number subject to the exchanged options. Under the exchange program, options for 4.0 million shares of our common stock were tendered and cancelled. The new options will vest at the same rate as the exchanged options and will have an exercise price equal to the fair market value of Agile's common stock at the new grant date, which is not expected to be later than twenty days after May 20, 2002. We do not expect to incur accounting charges as a result of this stock option exchange program.

Although our total revenues have increased from year to year, we have incurred significant costs to develop our products and to recruit and train personnel for our engineering, sales, marketing, professional services and administration departments. As a result, we have incurred significant losses since inception, and, as of October 31, 2001, had an accumulated deficit of $196.6 million.

We intend to continue to incur significant sales and marketing, research and development, general and administrative expenses and stock compensation expenses. For example, we had 487 full-time employees at October 31, 2001, compared to 398 at October 31, 2000. We expect to continue to incur operating losses for the foreseeable future. In order to achieve profitability, we will need to increase our revenues significantly. Therefore, we cannot be sure that we will ever attain or maintain profitability. Our expansion will also place significant demands on our management and operational resources. To manage this rapid growth and increased demands, we must improve existing and implement new operational and financial systems, procedures and controls. We must also hire, train, manage, retain and motivate qualified personnel. We expect future expansion to continue to challenge our ability to hire, train, manage, retain and motivate our employees.

In view of the rapidly changing nature of our market and our limited operating history, we believe that period-to-period comparisons of our revenues and other operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our historic revenue growth rates are not necessarily sustainable or indicative of our future growth.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total revenues:

                                                                     Three Months Ended                    Six Months Ended
                                                                          October 31,                         October 31,
                                                             ----------------------------------   ---------------------------------
                                                                  2001               2000               2001              2000
                                                             ---------------    ---------------   --------------    --------------
Revenues:
    License                                                               62%                75%              65%               74%
    Professional services                                                 10                 11               10                12
    Maintenance                                                           28                 14               25                14
                                                             ---------------    ---------------   --------------    --------------
        Total revenues                                                   100                100              100               100
                                                             ---------------    ---------------   --------------    --------------
Cost of revenues:
    License                                                                3                  5                4                 4
    Professional services                                                 11                  8               11                 9
    Maintenance                                                            6                  5                6                 6
    Stock compensation                                                     -                  1                -                 1
                                                             ---------------    ---------------   --------------    --------------
        Total cost of revenues                                            20                 19               20                20
                                                             ---------------    ---------------   --------------    --------------

Gross profit                                                              80                 81               80                80
                                                             ---------------    ---------------   --------------    --------------

Operating expenses:
    Sales and marketing:
      Other sales and marketing                                           67                 76               66                79
      Stock compensation                                                   -                 10                1                11
    Research and development:
      Other research and development                                      38                 28               37                29
      Stock compensation                                                   -                  6                -                 6
    General and administrative:
      Other general and administration                                     9                  7                9                 8
      Stock compensation                                                  (1)                 4               (1)                5
    Amortization of goodwill and other intangible assets                   1                 44                1                50
    Merger related expenses                                                -                  -               (2)                -
                                                             ---------------    ---------------   --------------    --------------
        Total operating expenses                                         114                175              111               188
                                                             ---------------    ---------------   --------------    --------------

Loss from operations                                                     (34)               (94)             (31)             (109)

Interest income (expense)                                                 13                 25               14                27
Impairment of equity investments                                           -                  -               (3)                -
                                                             ---------------    ---------------   --------------    --------------

Loss before income taxes                                                 (21)               (69)             (21)              (81)
Provision for income taxes                                                                    -                                  -
                                                             ---------------    ---------------   --------------    --------------

Net loss                                                                 (21)%              (69)%            (21)%             (81)%
                                                             ---------------    ---------------   --------------    --------------

Three and Six Months Ended October 31, 2001 and 2000

Revenues

Our total revenues for the three months ended October 31, 2001 were $21.2 million, representing an increase of $962,000, or 4.8%, from the revenues of $20.2 million in the quarter ended October 31, 2000. Our total revenues for the six months ended October 31, 2001 were $44.5 million, representing an increase of $8.5 million, or 24%, from the revenues of $36.0 million for the six months ended October 31, 2000. During the three months ended October 31, 2001 and 2000, two customers and no customers, respectively, accounted for more than 10% of our total revenues. During the six months ended October 31, 2001 and 2000, no customers accounted for more than 10% of our total revenues. Revenues from foreign operations were approximately $3.2 million and $5.9 million for the three and six months ended October 31, 2001, respectively. Foreign operations were not significant in either revenue or investment in long-lived assets for the three or six months ended October 31, 2000. Our international revenues were derived primarily from sales in Europe, Asia Pacific and Japan.

License Revenues. Our license revenues for the three months ended October 31, 2001 were $13.1 million, representing a decrease of $2.2 million, or 14%, from the license revenues of $15.2 million in the three months ended October 31, 2000. License revenues as a percentage of total revenues were 62% and 65% for the three and six months ended October 31, 2001, respectively, and 75% and 74% for the three and six months ended October 31, 2000, respectively. The decrease in license revenues for the three months ended October 31, 2001 from the prior year period was due to lower number of license sales due to the current economic slow down and the significant decline in information technology spending. We expect that the current economic slowdown will continue to adversely impact our business and we expect that license revenues, on an absolute basis and as a percentage of total revenues, will decrease sequentially for at least the next quarter and perhaps longer. Our license revenues for the six months ended October 31, 2001 were $29.1 million, representing an increase of $2.4 million, or 9%, from the revenues of $26.7 million for the six months ended October 31, 2000. The increase in license revenues for the six months ended October 31,

2001 compared to the prior year period reflected the sequential license revenue growth through the three months ended April 30, 2001 that was primarily attributable to expanded market acceptance of and demand for our products.

Professional Services Revenues. Our professional services revenues for the three months ended October 31, 2001 were $2.2 million, representing a decrease of $31,000, or 1.4%, from the professional services revenues of $2.2 million for the three months ended October 31, 2000. Professional services revenues as a percentage of total revenues were 10% for both the three and six months ended October 31, 2001, and 11% and 12% for the three and six months ended October 31, 2000, respectively. The decrease in professional services revenues for the three months ended October 31, 2001 from the prior year period was due to a decrease in license revenues due to the current economic slowdown. Our professional services revenues for the six months ended October 31, 2001 were $4.4 million, representing an increase of $120,000, or 3%, from the professional services revenues of $4.3 million in the six months ended October 31, 2000. The increase in professional services revenues for the six months ended October 31, 2001 from the prior year period was the result of higher license revenues and an increased range of services, consisting of additional data migration and integration services.

Maintenance Revenues. Our maintenance revenues for the three months ended October 31, 2001 were $5.9 million, representing an increase of $3.2 million, or 115%, from the maintenance revenues of $2.8 million for the three months ended October 31, 2000. Maintenance revenues as a percentage of total revenues were 28% and 25% for the three and six months ended October 31, 2001, respectively, and 14% for both the three and six months ended October 31, 2000. The increase in maintenance revenues in absolute dollars for the three months ended October 31, 2001 from the prior year period was due to our increased customer base. The increase in maintenance revenue as a percentage of total revenue resulted from the decrease in license revenue due to the current economic slowdown. Our maintenance revenues for the six months ended October 31, 2001 were $11.1 million, representing an increase of $6.0 million, or 119%, from the maintenance revenues of $5.1 million for the six months ended October 31, 2000. The increase in maintenance revenues, in absolute dollars and as a percentage of total revenues, was due to our increased customer base.

Cost of Revenues

Cost of License Revenues. Cost of license revenues, excluding stock compensation, was $690,000 for the three months ended October 31, 2001, representing a decrease of $275,000, or 28%, from the cost of license revenues of $965,000 for the three months ended October 31, 2000. Cost of license revenues as a percentage of license revenues for the three months ended October 31, 2001 was 5% compared to 6% for the three months ended October 31, 2000. The decrease in cost of license revenue in absolute dollars for the three months ended October 31, 2001 from the prior year period was due to lower royalties due to third parties for integrated technology resulting from lower license revenues in the current three month period. Cost of license revenues, excluding stock compensation, was $1.7 million for the six months ended October 31, 2001, representing an increase of $130,000, or 9%, from the cost of license revenues of $1.5 million for the six months ended October 31, 2000. Cost of license revenues as a percentage of license revenues for both the six months ended October 31, 2001 and 2000 was 6%. Cost of license revenues as a percentage of license revenues were The increase in the cost of license revenues in absolute dollars in the six months ended October 31, 2001 reflects increased royalty expenses resulting from higher license revenues for the current six month period.

Cost of Professional Services Revenues. Cost of professional services revenues, excluding stock compensation, was $2.2 million for the three months ended October 31, 2001, representing an increase of $615,000, or 38%, from the cost of professional services revenues of $1.6 million for the three months ended October 31, 2000. Cost of professional services revenues as a percentage of professional services revenues was 101% for the three months ended October 31, 2001, compared to 72% for the three months ended October 31, 2000. Cost of professional services revenues, excluding stock compensation, was $4.7 million for the six months ended October 31, 2001, representing an increase of $1.5 million, or 47%, from the cost of professional services revenues of $3.2 million for the six months ended October 31, 2000. Cost of professional services revenues as a percentage of professional services revenues was 107% for the six months ended October 31, 2001, compared to 75% for the six months ended October 31, 2000. The increase in cost of professional services revenues in absolute dollars from the prior period was due to increased professional services personnel necessary to support our increased customer base. In the current period, certain periods in the past, and potentially in the future, our cost of professional services revenues exceeded or may exceed our professional services revenues, primarily because the actual cost of providing the services, whether provided internally or through third parties, exceeded or may exceed the fixed price payment received or that will be receivable from some of our customers for such services.

Cost of Maintenance Revenues. Cost of maintenance revenues, excluding stock compensation, was $1.4 million for the three months ended October 31, 2001, representing an increase of $351,000, or 33%, from the cost of maintenance revenues of $1.1 million for the three months ended October 31, 2000. Cost of maintenance revenues, excluding stock compensation, was $2.6 million for the six months ended October 31, 2001, representing an increase of $691,000, or 36%, from the cost of maintenance revenues of $1.9 million for the six months ended October 31, 2000. Cost of maintenance revenues as a percentage of maintenance revenues was 24% for both the three and six months ended October 31, 2001, respectively, and 38% for both the three and six months ended October 31, 2000. The decrease in cost of maintenance revenues as a percentage of maintenance revenue for the three and six months ended October 31, 2001 over the prior year periods was due to economies of scale realized as a result of increased management personnel and experienced maintenance personnel. The increase in cost of revenue, on an absolute basis, for both the three and six months ended October 31, 2001 over the prior year periods was due to hiring and training additional personnel needed to support our increased customer base.

Operating Expenses

Sales and Marketing. Sales and marketing expenses, excluding stock compensation, were $14.3 million for the three months ended October 31, 2001, representing a decrease of $1.1 million, or 7%, from the sales and marketing expenses of $15.4 million for the three months ended October 31, 2000. The decrease in sales and marketing expenses on an absolute basis and as a percentage of sales for the three months ended October 31, 2001, compared to the prior year period, was due primarily to the cancellation of Agile's 2001 user group conference and lower travel and entertainment expenses in response to the World Trade Center terrorist attacks of September 11, 2001. Sales and marketing expenses, excluding stock compensation, were $29.4 million for the six months ended October 31, 2001, representing an increase of $1.0 million, or 4%, from the sales and marketing expenses of $28.3 million for the six months ended October 31, 2000. The increase in sales and marketing expenses for the six months ended October 31, 2001, compared to the prior year period, reflects increased personnel-related expenses such as salaries, benefits and commissions, bonuses, recruiting fees, travel expenses and related costs of hiring sales management, sales representatives, sales engineers and marketing personnel. We anticipate that our sales and marketing expenses will increase in absolute dollars as we continue to selectively expand our domestic and international sales force.

Research and Development. Research and development expenses, excluding stock compensation, were $8.0 million for the three months ended October 31, 2001, representing an increase of $2.4 million, or 43%, from the research and development expenses of $5.6 million for the three months ended October 31, 2000. Research and development expenses, excluding stock compensation, were $16.3 million for the six months ended October 31, 2001, representing an increase of $5.9 million, or 57%, from the research and development expenses of $10.4 million for the six months ended October 31, 2000. The increase in research and development expenses for the three and six months ended October 31, 2001, compared to the prior year periods, was due to the increase in the number of our software developers, quality assurance personnel and outside contractors needed to support our product development, documentation and testing activities related to the development and release of the latest versions of our products. We anticipate that research and development expenses will continue to increase in absolute dollars as we continue investing in new product development through the economic downturn.

General and Administrative. General and administrative expenses, excluding stock compensation, were $1.9 million for the three months ended October 31, 2001, representing an increase of $434,000, or 31%, from the general and administrative expenses of $1.4 million for the three months ended October 31, 2000. General and administrative expenses, excluding stock compensation, were $4.1 million for the six months ended October 31, 2001, representing an increase of $1.2 million, or 43%, from the general and administrative expenses of $2.8 million for the six months ended October 31, 2000. The increase in general and administrative expenses in absolute dollars for the three and six months ended October 31, 2001, compared to the prior year periods, was due to hiring additional finance, legal and administrative personnel to support the growth of our business during that period. We expect that general and administrative expenses will remain relatively flat over the short term.

Amortization of Stock Compensation. We recognized amortization of stock compensation of approximately ($161,000) and $253,000 for the three and six months ended October 31, 2001, compared to $4.2 million and $8.6 million for the three and six months ended October 31, 2000. During the three months ended October 31, 2001 stock option cancellations exceeded the total amortization expense for that period. The amounts credited represents the reversal of the accelerated amortization recorded on such unvested and cancelled options.

Amortization of Goodwill and Purchased Intangible Assets. In connection with our acquisition of Digital Market, Inc. in November 1999, $103.8 million was allocated to goodwill and $4.1 million was allocated to other intangible assets, all of which were being amortized over a period of 3 years. Amortization of goodwill and intangibles was $189,000 and $378,000 for the three and six months ended October 31, 2001, compared to $9.0 million and $18.1 million for the three and six months ended October 31, 2000. The decrease in amortization of goodwill and purchased intangible assets for the three and six months ended October 31, 2001 from the comparable prior year periods was due primarily to the impairment charge taken in the fourth quarter ended April 30, 2001 to reduce the carrying value of goodwill and other intangible assets by $55.2 million. See Note 6 of Notes to Consolidated Financial Statements for more detailed information.

Merger related benefit. In the fourth quarter of fiscal 2001, we accrued $5.0 million for financial advisory and professional fees resulting from the terminated merger with a third party. The accrual was management's best estimate of its obligation at the time. As of July 31, 2001, we had incurred actual costs of $4.2 million and we had no remaining liability related to the terminated merger. As a result, we recorded a reduction of merger related expenses of $835,000 during the three months ended July 31, 2001, which was included in the statement of operations.

Interest income (expense) was $2.8 million and $6.1 million for the three and six months ended October 31, 2001 compared to $4.9 million and $9.8 million for the three and six months ended October 31, 2000. This decrease in interest income was due principally to declining interest rates and lower average cash and investment balances.

Impairment of Equity Investments. During the three months ended July 31, 2001, we determined that certain equity investments of privately held companies had incurred a decline in value that was considered other than temporary. We recorded a charge of $1.4 million during the three months ended July 31, 2001, in our results of operations to write down the investments to their estimated fair values. See Note 8 of Notes to Consolidated Financial Statements for more detailed information.

Provision for Income Taxes. The Company incurred operating losses for the three months ended October 31, 2001 and October 31, 2000. Management has recorded a valuation allowance for the full amount of the net deferred tax assets, as sufficient uncertainty exists that it is more likely than not that the deferred tax assets will not be realized. During the three and six months ended October 31, 2001, the Company incurred income tax expense of $50,000 and $157,000, respectively, primarily attributable to its international subsidiaries.

Liquidity and Capital Resources

As of October 31, 2001, we had cash, cash equivalents and short-term investments of $289.4 million, a decrease of $11.1 million from the cash, cash equivalents and short-term investments held as of April 30, 2001. Our working capital at October 31, 2001 was $288.9 million.

Operating activities used cash of $9.0 million and $2.4 million for the six months ended October 31, 2001, and 2000, respectively. Net cash used in operating activities in the six months ended October 31, 2001 was due primarily to the net loss (less non-cash expenses) and decreases in accounts payable, deferred revenue and an increase in other assets, partially offset by decreases in accounts receivable. Net cash used in operating activities in the six months ended October 31, 2000 was due primarily to the net loss (less non-cash expenses) and increases in accounts receivable and other assets, partially offset by increases in deferred revenue, accounts payable and accrued expenses.

Investing activities used cash of $39.2 million and $10.4 million for the six months ended October 31, 2001, and 2000, respectively. Net cash used in investing activities in the six months ended October 31, 2001 consisted primarily of net purchases of marketable investments and purchases of property and equipment. Net cash used in investing activities for the six months ended October 21, 2000 consisted primarily of net sales and maturities of marketable investments, purchases of property and equipment and purchases of privately-held investments. Purchases of property and equipment were approximately $5.3 million and $6.9 million in the six months ended October 31, 2001, and 2000, respectively. These capital expenditures were primarily for computer hardware and software and furniture and fixtures. We expect that capital expenditures will remain at the current levels over the short term.

Financing activities provided cash of $2.6 million and $5.3 million in the six months ended October 31, 2001, and, 2000, respectively. Net cash was provided in the six months ended October 31, 2001 and 2000, primarily from the sale of common stock under employee stock option plans.

Capital lease obligations, including both short-term and long-term portions, were $83,000 at October 31, 2001, and are payable through fiscal 2003.

We expect to experience growth in our operating expenses, particularly research and development and sales and marketing expenses, for the foreseeable future in order to execute our business plan. As a result, we anticipate that such operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions of investments in complementary businesses, technologies or product lines. We believe that our existing cash and cash equivalents and our anticipated cash flow from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or raise it at all, and the issuance of any additional securities would result in ownership dilution to our existing stockholders.

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

On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 144 supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS 144 is effective for the Company for all financial statements issued in fiscal 2002. The Company does not believe that the adoption of SFAS 144 will have a material impact on its financial position or results of operations.

Other Factors Affecting Operating Results

  We Have a History of Losses, We Expect to Incur Losses in the Future and We May Not Achieve or Maintain Profitability

Since inception, we have funded our business primarily through selling our stock, not from cash generated from our business. We have incurred quarterly and annual losses in each of the years since we were formed and we expect to continue to incur quarterly and annual losses in the near term. We incurred losses of $4.5 million and $9.5 million for the three and six months ended October 31, 2001, respectively, and $14.1 million and $29.1 million for the three and six months ended October 31, 2000, respectively. As of October 31, 2001 we had an accumulated deficit of approximately $196.6 million. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses. We have incurred and expect to continue to incur substantial non-cash costs relating to the amortization of intangible assets and stock compensation which will contribute to our net losses. We expect to incur losses for the foreseeable future. We will need to generate significant increases in revenues to achieve and maintain profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

Furthermore, we typically receive and fulfill most of our orders within the same quarter, with the substantial majority of our orders typically received in the last month of each fiscal quarter. Recently, because declining economic conditions have caused our customers to delay and reduce spending on information technology, our sales cycle has lengthened and orders are being pushed to the last day of the quarter. As a result, we may not learn of revenue shortfalls until late in a fiscal quarter, after which it is too late to adjust expenses for that quarter.

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

  The Success of Our Business Depends on Our Key Personnel, Whose Knowledge of Our Business and Technical Expertise Would Be Difficult to Replace

Our success depends largely on the continued contributions of our key senior management, particularly Bryan D. Stolle, our Chief Executive Officer, who is not bound by an employment agreement, as well as our key engineering and sales and marketing personnel. We do not have key-man life insurance on Mr. Stolle. If one or more members of our senior management or any of our key employees were to resign, the loss of personnel could result in delays to product development, loss of sales, and diversion of management resources.

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

In addition, portions of our products are based upon a programming language that does not offer all of the features available in Windows. Accordingly, certain features available to products that run on Windows may not be available in the non-Windows version of our products, and this could result in reduced customer demand. Furthermore, some of our products do not run on certain types of popular server computers, such as those that utilize the UNIX operating system. If another platform becomes more widely used or offers greater scalability, we could be required to convert, or "port" our product to that platform. We may not succeed in these efforts, and, even if we do, potential customers may not choose our product. As we extend the functionality of our products to run on additional platforms, we may incur increased development costs and increased development lifecycles.

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

  In Order to Manage Our Growth and Expansion, We Will Need to Improve and Implement New Systems, Procedures and Controls

We have recently experienced a period of rapid growth and expansion that has placed a significant strain on our management information systems and our administrative, operational and financial resources. For example, we have grown from 398 employees at October 31, 2000 to 478 employees at October 31, 2001. If we are unable to manage our growth and expansion in an efficient or timely manner, our business will be seriously harmed. In addition, we have recently hired a significant number of employees and plan to further increase our total headcount. We also plan to expand the geographic scope of our operations. This expansion has resulted and continues to result in substantial demands on our management resources. To accommodate continued anticipated growth and expansion, we will be required to:

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

 We Are Subject to Employer Payroll Taxes When Our Employees Exercise Their Stock Options That Could Adversely Affect Our Results of Operations

Employer payroll taxes are assessed on each employee's gain on the sale of stock received upon exercise of options, which is the difference between the price of our common stock on the date of exercise and the exercise price. During a particular period, these payroll taxes could be material. These employer payroll taxes are recorded as an expense and are assessed at tax rates that vary depending upon the employee's taxing jurisdiction in the period such options are exercised based on actual gains realized by employees. However, because we are unable to predict how many stock options will be exercised, at what price and in which country during any particular period, we cannot predict the amount, if any, of employer payroll expense that will be recorded in a future period or the impact on our future financial results.

 Some of Our Customers are Small Emerging Growth Companies that May Represent Credit Risks

We have expanded our customer base to include licenses to small emerging growth companies. Many of these companies have limited operating histories, are operating at a loss and have limited access to capital. With the significant slowdown in U.S. economic growth in the past months and uncertainty relating to the prospects for near-term U.S. economic growth, some of these customers may represent a credit risk. If our customers experience financial difficulties or fail to experience commercial success, we may have difficulty collecting on our accounts.

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

  The Market Price of our Common Stock Has Been and May Continue to Be Volatile, Which Could Result in Substantial Losses for Individual Security Holders

The market price for our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations in response to factors including the following, some of which will be beyond our control:

     . actual or anticipated variations in our quarterly results of operations;

     . announcements of technological innovations, increased cost of operations or new products or services by us or our competitors;

     .    changes in financial estimates by securities analysts;

     .    conditions or trends in the Internet and/or software industries;

     . changes in the economic performance and/or market valuations of other providers of collaborative supply chain software;

     . volatility in the stock markets, particularly with respect to Internet and software stocks, and decreases in the availability of capital for Internet-related businesses;

     . announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

     .    additions or departures of key personnel; and

     .    pending and potential litigation.

In the past, following periods of volatility in the market price of their securities, many companies have been the subject of securities class action litigation. If, in addition to the pending litigation discussed elsewhere in which we are currently involved, we are involved in any additional securities class action suits, it could result in further, significant costs and diversion of our management's attention and resources, and could cause the prices of our securities to fall.

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

(in thousands, except                Maturing
interest rates)                       within
                                    12 months     Thereafter     Total
                                    ---------     ----------     -----

Cash equivalents                    $ 55,869          -        $ 55,869
Average interest rate                   2.39%         -            2.39%
Investments                         $194,997          -        $194,997
Average interest rate                   3.86%         -            3.86%
Total investment securities         $250,866          -        $250,866

Other Investments

We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations. As of October 31, 2001, we had $3.5 million invested in privately-held companies, some of which are business partners. For these investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets might be impaired.

During the three months ended July 31, 2001, we determined that these investments had incurred a decline in value that was other-than-temporary and reduced their carrying amounts to estimated fair value by a charge of $1.4 million to results of operations.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

On or around October 25, 2001, a stockholder class action complaint was filed in the United States District Court for the Southern District of New York against us, several of our officers and directors, and the underwriters of our initial public offering. The purported class actions are all brought on behalf of purchasers of our common stock since August 19, 1999, the date of our initial public offering. The plaintiffs allege that our prospectus, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, that the underwriters, required several investors who wanted large allocations of initial public offering securities to pay undisclosed and excessive underwriters' compensation in the form of increased brokerage commissions and required investors to agree to buy shares of our securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs further allege that because of these alleged arrangements, the Company's post-initial public offering stock price was artificially inflated. As a result of the alleged omissions in our prospectus and the purported inflation of our stock price, the plaintiffs claim violations of Sections 11 the Securities Act. These actions have been or are expected to be consolidated with other actions involving similar or identical allegations against more that 263 other issuers, more than 40 underwriters, and more than 1000 individuals. We believe that we have meritorious defenses against these actions and we intend to vigorously defend them.

We are also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition or results of operations.

Item 2.  Changes in Securities and Use of Proceeds.

(a) Modification of Constituent Instruments

Not applicable.

(b) Change in Rights

Not applicable.

(c) Issuances of Securities

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

The Company held its annual meeting of stockholders in San Jose, California on September 26, 2001. Of the 47,754,845 shares outstanding as of the record date, 42,867,402 shares were present or represented by proxy at the meeting. At the meeting, the Company's stockholders voted on the following matters. Proxies were solicited by the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

(1) Proposal to elect two Class II directors of the Company, each to serve for a three year term, until the annual meeting of stockholders to be held in 2004, and until his or her successor is duly elected and qualified.

                                    For              Withheld
Nancy Schoendorf                    42,547,630       319,772
James L. Patterson                  42,548,056       319,346

(2) Proposal to increase the maximum aggregate number of shares of Common Stock authorized for issuance under the Company's 1995 Stock Option Plan by 4,000,000 shares and set the grant limit of 2,500,000 shares per employee per fiscal year.

For               Against           Abstain          Not Voted
13,190,633        20,613,494        33,608           9,029,667

(3) Proposal to approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 100,000,000 to 200,000,000 shares.

For               Against           Abstain
39,110,673        3,737,582         19,147

(4) Proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending April 30, 2002.

For               Against           Abstain
42,706,105        154,669           6,628

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

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits.

Not applicable.

(b)   Reports on Form 8-K

No reports on Form 8-K were filed for the three months ended October 31, 2001.

                           AGILE SOFTWARE CORPORATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AGILE SOFTWARE CORPORATION

Date: December 12, 2001             /s/ Richard J. Browne
                                    -------------------------------------
                                    By: Richard J. Browne
                                    Vice President, Finance
                                    and Interim Chief Financial Officer
                                    (Principal Accounting Officer)