Form 10-Q
period 2002-01-31
AGILE SOFTWARE CORP
filed 2002-03-13
CIK 1088653

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 --------------

                                    Form 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2002

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

                                  Yes X  No ___
                                     ---

The number of shares outstanding of the Registrant's Common Stock as of January 31, 2002 was 48,229,057.

                           AGILE SOFTWARE CORPORATION
                                      INDEX

                                                                              Page No.
                                                                              --------
Part I.  Financial Information

Item 1.  Financial Statements (unaudited)


         Condensed Consolidated Balance Sheets at January 31, 2002
         and April 30, 2001                                                      3


         Condensed Consolidated Statements of Operations for the
         Three and Nine Months Ended January 31, 2002 and 2001                   4


         Condensed Consolidated Statements of Cash Flows for the
         Nine Months Ended January 31, 2002 and 2001                             5


         Notes to Condensed Consolidated Financial Statements                    6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                               9


Item 3.  Quantitative and Qualitative Disclosures about Market Risk             29


Part II. Other Information

Item 1.  Legal Proceedings                                                      30


Item 2.  Changes in Securities and Use of Proceeds                              31


Item 3.  Defaults Upon Senior Securities                                        31


Item 4.  Submission of Matters to a Vote of Security Holders                    31


Item 5.  Other Information                                                      31


Item 6.  Exhibits and Reports on Form 8-K                                       31


Signature                                                                       32

Part 1 - Financial Information
Item 1.  Financial Statements

                           AGILE SOFTWARE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in thousands)
                                   (unaudited)

                                                             January 31,        April 30,
                                                            -----------------------------
                                                                2002             2001
                                                            -----------       -----------
ASSETS                                                                          (1)
Current assets:
    Cash and cash equivalents                               $   107,283       $   139,917
    Short-term investments                                      177,726           160,608
    Accounts receivable, net                                     13,583            22,626
    Other current assets                                         13,400            12,105
                                                            -----------       -----------
        Total current assets                                    311,992           335,256

Property and equipment, net                                      12,057            12,975
Intangible assets, net                                              631             1,198
Other assets                                                      4,928             5,762
                                                            -----------       -----------
                                                            $   329,608       $   355,191
                                                            ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                        $     3,291       $    10,972
    Accrued expenses and other liabilities                       10,659            11,544
    Deferred revenue                                             12,761            18,542
    Current portion of capital lease obligations                     61               359
                                                            -----------       -----------
        Total current liabilities                                26,772            41,417

Capital lease obligations, noncurrent                                 -                95
Notes payable                                                        39                39
                                                            -----------       -----------
                                                                 26,811            41,551
                                                            -----------       -----------

Stockholders' equity:
    Common Stock                                                     48                48
    Additional paid-in capital                                  510,695           510,433
    Notes receivable from stockholders                             (250)             (628)
    Unearned stock compensation                                  (5,222)           (9,368)
    Accumulated other comprehensive income                          407               217
    Accumulated deficit                                        (202,881)         (187,062)
                                                            -----------       -----------
        Total stockholders' equity                              302,797           313,640
                                                            -----------       -----------
                                                            $   329,608       $   355,191
                                                            ===========       ===========


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

                           AGILE SOFTWARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                   Three Months Ended                      Nine Months Ended
                                                                       January 31,                            January 31,
                                                              --------------------------------------------------------------------
                                                                 2002              2001                2002               2001
                                                              ----------       -----------         -----------        ------------
Revenues:
    License                                                   $    9,914       $    19,058         $    38,984        $    45,754
    Professional services                                          2,132             2,291               6,517              6,556
    Maintenance                                                    6,001             3,676              17,079              8,729
                                                              ----------       -----------         -----------        ------------
        Total revenues                                            18,047            25,025              62,580             61,039
                                                              ----------       -----------         -----------        ------------

Cost of revenues:
    License                                                          871             1,184               2,523              2,706
    Professional services                                          1,792             1,526               6,492              4,731
    Maintenance                                                    1,390             1,545               4,026              3,490
    Stock compensation (recovery)                                    (63)              194                 (51)               574
                                                              ----------       -----------         -----------        ------------
        Total cost of revenues                                     3,990             4,449              12,990             11,501
                                                              ----------       -----------         -----------        ------------

Gross profit                                                      14,057            20,576              49,590             49,538
                                                              ----------       -----------         -----------        ------------

Operating expenses:
    Sales and marketing:
      Other sales and marketing                                   12,852            16,602              42,208             44,919
      Stock compensation (recovery)                                 (442)            1,939                  24              6,001
    Research and development:
      Other research and development                               8,691             7,202              25,007             17,589
      Stock compensation (recovery)                                (266)               893                (199)             3,232
    General and administrative:
      Other general and administrative                             1,375             1,641               5,425              4,482
      Stock compensation (recovery)                                   95               712                (197)             2,501
    Amortization of goodwill and other intangible assets             189             8,999                 567             27,065
    Merger related benefit                                             -                 -                (835)                 -
                                                              ----------       -----------         -----------        ------------
        Total operating expenses                                  22,494            37,988              72,000            105,789
                                                              ----------       -----------         -----------        ------------

Loss from operations                                              (8,437)          (17,412)            (22,410)           (56,251)

Interest and other income                                          2,254             4,993               8,448             15,027
Impairment of equity investments                                       -                 -              (1,446)                 -
Interest expense                                                     (41)             (174)               (168)              (380)
                                                              ----------       -----------         -----------        ------------

Loss before income taxes                                          (6,224)          (12,593)            (15,576)           (41,604)
Provision for income taxes                                            86                 -                 243                  -
                                                              ----------       -----------         -----------        ------------

Net loss                                                      $   (6,310)      $   (12,593)        $   (15,819)       $   (41,604)
                                                              ==========       ===========         ===========        ===========

Net loss per share:
    Basic and diluted                                         $     (.13)       $     (.27)        $      (.33)       $      (.92)
                                                              ==========       ===========         ===========        ===========
    Weighted average shares                                       47,664            46,014              47,270             45,464
                                                              ==========       ===========         ===========        ===========

See accompanying notes to these condensed consolidated financial statements.

                           AGILE SOFTWARE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                        Nine Months Ended January 31,
                                                                        -----------------------------
                                                                            2002             2001
                                                                        -----------       -----------
Cash flows from operating activities:
    Net loss                                                            $   (15,819)      $   (41,604)
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                         7,661            30,943
        Stock compensation (recovery)                                          (423)           12,308
        Impairment of equity investments                                      1,446                 -
        Changes in operating assets and liabilities,
          net of acquisition:
             Accounts receivable, net                                         9,043           (11,734)
             Other assets, current and non-current                           (1,757)           (4,793)
             Accounts payable                                                (7,681)            4,183
             Accrued expenses and other liabilities                            (885)            3,586
             Deferred revenue                                                (5,781)            9,354
                                                                        -----------       -----------
               Net cash provided by (used in) operating activities          (14,196)            2,243
                                                                        -----------       -----------

Cash flows from investing activities:
    Purchases of investments                                               (267,515)         (117,703)
    Proceeds from maturities and sales of investments                       250,587           118,194
    Purchases of privately-held investments                                    (150)           (6,350)
    Acquisition of property and equipment, net of disposals                  (6,177)           (9,782)
                                                                        -----------       -----------
               Net cash used in investing activities                        (23,255)          (15,641)
                                                                        -----------       -----------

Cash flows from financing activities:
    Repayment of capital lease obligations                                     (393)             (538)
    Proceeds from issuance of common stock, net of repurchases                4,854             7,195
    Repayment of notes receivable from stockholders                             356               847
                                                                        -----------       -----------
               Net cash provided by financing activities                      4,817             7,504
                                                                        -----------       -----------

Net decrease in cash and cash equivalents                                   (32,634)           (5,894)

Cash and cash equivalents at beginning of period                            139,917           142,721
                                                                        -----------       -----------

Cash and cash equivalents at end of period                              $   107,283       $   136,827
                                                                        ===========       ===========

Non-cash investing and financing activities:
    Additions (reductions) in unearned stock compensation               $    (4,569)            5,358
                                                                        ===========       ===========
    DMI escrow shares retained                                          $         -               663
                                                                        ===========       ===========

See accompanying notes to these condensed consolidated financial statements.

AGILE SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Agile Software Corporation and its subsidiaries ("Agile" or the "Company") have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending April 30, 2002. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the SEC's rules and regulations. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2001, included in the Company's Annual Report on Form 10-K filed on July 25, 2001 with the Securities and Exchange Commission.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

                                                        Three Months Ended                     Nine Months Ended
                                                            January 31,                          January 31,
                                                  -----------------------------         -----------------------------
                                                      2002              2001                2002              2001
                                                  -----------       -----------         -----------       -----------
Numerator:
    Net loss                                      $    (6,310)      $   (12,593)        $   (15,819)      $   (41,604)
                                                  ===========       ===========         ===========       ===========

Denominator:
    Weighted average shares                            48,100            47,109              47,878            46,797
    Weighted average unvested shares of
      Common Stock subject to repurchase                 (436)           (1,095)               (608)           (1,333)
                                                  -----------       -----------         -----------       -----------
    Denominator for basic and diluted
      calculation                                      47,664            46,014              47,270            45,464
                                                  ===========       ===========         ===========       ===========

Net loss per share:
    Basic and diluted                             $      (.13)      $      (.27)        $      (.33)      $      (.92)
                                                  ===========       ===========         ===========       ===========

4. Segment Information

The Company identifies its operating segments based on business activities, management responsibility and geographical location. During the three and nine months ended January 31, 2002 and 2001, the Company operated in a single business segment, primarily in the United States. Revenues from foreign operations were approximately 17% and 12% of total revenues for the three and nine months ended January 31, 2002, respectively. Revenues from foreign operations were approximately 12% and 7% of total revenues for the three and nine months ended January 31, 2001. Our international revenues were derived primarily from sales in Europe, Asia Pacific, and Japan. Revenues are attributed to geographic locations based upon the location of the customer.

5. Stock compensation

In connection with certain stock option grants to employees, stock compensation expense is being recognized over the applicable vesting period of the options, generally five years, consistent with the accelerated amortization method prescribed by FASB Interpretation No. 28. Amortization of stock compensation for employees was ($1.1) million and ($858,000) for the three and nine months ended January 31, 2002, respectively, and $3.3 million and $10.4 million for the three and nine months ended January 31, 2001, respectively. During the three and nine months ended January 31, 2002 stock option cancellations exceeded the total amortization expense for that period. The amounts credited represents the reversal of the accelerated amortization recorded on such unvested and cancelled options.

Stock compensation expense related to stock options granted to non-employee consultants is recognized as earned over the applicable vesting period of the options, generally five years, consistent with the accelerated amortization method prescribed by FASB Interpretation No. 28. At each reporting date, the Company re-values the stock compensation held by non-employee consultants using the Black-Scholes option pricing model for unvested options. As a result, the stock compensation expense will fluctuate as the fair market value of the Company's common stock fluctuates. Amortization of stock compensation for consultants was $413,000 and $435,000 for the three and nine months ended January 31, 2002, respectively, and $441,000 and $1.9 million for the three and nine months ended January 31, 2001, respectively.

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

During the fourth quarter ended April 30, 2001, the Company performed an impairment assessment of the identifiable intangibles and goodwill recorded upon the acquisition of DMI. This assessment was performed primarily as a result of the decision by management in February 2001 to discontinue the further development of the products acquired in the DMI acquisition. As a result of the assessment, the Company recorded a $55.2 million impairment charge reflecting the amount by which the carrying amount of the assets exceeded its fair value. The charge was determined based upon the estimated discounted future cash flows relating to the future cash flows from the specific products acquired using a discount rate of 25%. The assumptions supporting such cash flows including the discount rate were determined using management's best estimates. The remaining identifiable intangibles balance of approximately $1.2 million, consisting principally of workforce in place, will continue to be amortized over its remaining useful life of 1.5 years which management considers appropriate. Amortization of goodwill and other intangible assets was $189,000 and $567,000 for the three and nine months ended January 31, 2002, respectively and $9.0 million and $27.1 million for the three and nine months ended January 31, 2001, respectively.

7.   Marketable Investments

The Company's investments comprise U.S., state, and municipal government obligations; corporate debt securities; and foreign debt securities. Investments with maturities of less than one year are considered short-term and are carried at fair value. All investments are primarily held in the Company's name and custodied with one major financial institution. The specific identification method is used to determine the cost of securities disposed. At January 31, 2002 and April 30, 2001, all of the Company's investments were classified as available for sale. Unrealized gains and losses on these investments are included in other comprehensive income.

8.   Other Assets

Other assets include investments in equity instruments of privately held companies which amounted to $3.5 million and $4.8 million as of January 31, 2002 and April 30, 2001, respectively. These investments, accounted for using the cost method and consisting primarily of investments in preferred stock in privately-held companies, are reviewed each reporting period for declines considered other-than-temporary, and, if appropriate, written down to their estimated fair value.

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

10.  Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria for determining intangible assets acquired in a purchase method business combination that must be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company is required to adopt the provisions of SFAS No. 141 immediately, and SFAS No.142 effective May 1, 2002. Furthermore, any goodwill and any intangible assets determined to have indefinite useful lives that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. The Company does not believe that adoption of SFAS No. 141 or SFAS No. 142 will have a material impact on its financial position or results of operations.

On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company for all financial statements issued in fiscal 2003. The Company does not believe that the adoption of SFAS No. 144 will have a material impact on its financial position or results of operations.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties, and we undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this report. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as "may," "will," "should," "estimates," "predicts," "potential," "continue," "strategy," "believes," "anticipates," "plans," "expects," "intends," and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ materially from those reflected in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed in "Other Factors Affecting Operating Results" and "Liquidity and Capital Resources" below, as well as Risk Factors included in our Annual Report on Form 10-K filed on July 25, 2001 with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

Overview
--------

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

Customers who license our software products receive a license for our application servers, one or more user licenses, and adapters provided by third parties to connect with the customer's other existing enterprise systems. Our customers generally purchase a limited number of user licenses at the time of the initial license of the software products and may purchase additional user licenses as needed. Customers may purchase implementation services from us. These professional services are generally provided on a fixed-price basis and are often provided by third-party consulting organizations. We also offer fee-based training services to our customers. As of January 31, 2002, over 98% of our customers who licensed our products had purchased maintenance contracts, which provide unspecified software upgrades on a when-and-if available basis, and technical support over a stated term, which is generally a twelve-month period. Over 90% of our customers had renewed their maintenance contracts as of January 31, 2002. We may not be able to maintain or continue these rates of purchases or renewals of maintenance agreements.

We have incurred quarterly and annual losses in each of the years since we were formed and we expect to continue to incur quarterly and annual losses in the near term. We incurred losses of $6.3 million and $15.8 million for the three and nine months ended January 31, 2002, respectively, and $12.6 million and $41.6 million for the three and nine months ended January 31, 2001, respectively. As of January 31, 2002 we had an accumulated deficit of approximately $202.9 million. We intend to continue to incur significant sales and marketing, research and development, general and administrative expenses and stock compensation expenses. For example, we had 486 full-time employees at January 31, 2002, compared to 436 at January 31, 2001. We expect to continue to incur operating losses for the foreseeable future. In order to achieve profitability, we will need to increase our revenues significantly. Therefore, we cannot be sure that we will ever attain or maintain profitability.

Critical Accounting Policies
----------------------------

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our net revenue, operating income and net income, as well as on the value of certain assets on our balance sheet. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition and the impairment of long-lived assets.

Revenue Recognition
-------------------

We recognize revenue in accordance with Statement of Position, or SOP, 97-2, "Software Revenue Recognition," and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions." We recognize license revenues when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable, delivery of the product has occurred and the customer has accepted the product (including the expiration of an acceptance period), if the terms of the contract include an acceptance requirement. In the event that we grant a customer the right to specified upgrades and vendor-specific objective evidence of fair value exists for such upgrades, we defer license revenue in an amount equal to this fair value until we have delivered the specified upgrade. If vendor-specific objective evidence of fair value does not exist, then we defer recognition of the entire license fee until we deliver the specified upgrade. We provide allowances for estimated returns at the time we deliver the product. When we still have significant obligations with regard to implementation of the product, we defer recognition of the revenue until we have satisfied all of the obligations.

Probability of collection is based upon the assessment of the customer's financial condition through review of their current financial statements or credit reports. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection.

When our software licenses contain multiple elements, we must allocate revenue to each element based on the relative fair values of the elements. Multiple element arrangements generally include post-contract support (PCS or support), software products, and in some cases, service. Revenue recognized from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as post-contract support, software based on the relative fair values of the elements specific to us. Our determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence, which is generally determined by sales of the same element or service to third parties or by reference to a renewal rate specified in the related arrangement.

Where vendor-specific objective evidence of fair-value exists for all undelivered elements, but evidence does not exist for one or more delivered elements, we account for the delivered elements in accordance with the "Residual Method" prescribed by SOP 98-9. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. In most cases, the bundled multiple elements include PCS and the software product. In such cases, when vendor-specific objective evidence of fair value exists for all of the undelivered elements (most commonly PCS), the residual amount is recognized as revenue and the PCS is recognized ratably over the PCS term, which is typically one year.

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

Deferred revenues include amounts received from customers for which revenue has not yet been recognized that generally results from deferred maintenance, consulting or training services not yet rendered and license revenue deferred until all requirements under SOP 97-2 are met. Deferred revenue is recognized upon delivery of our products, as services are rendered, or as other requirements requiring deferral under SOP 97-2 are satisfied.

Cost of Revenues
----------------

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

Operating Expenses
------------------

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

Impairment of Long-lived Assets
-------------------------------

We are required to regularly review all of our long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Management assesses the impairment of identifiable intangibles and related goodwill periodically in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. Impairment of enterprise level goodwill is also assessed periodically in accordance with the provision of Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. We perform an impairment review whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, or a significant decline in our market capitalization relative to net book value. When we determine an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, any impairment is measured based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. We must use significant judgment in the development of projected cash flows for this purpose including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenue and expense. We have recorded significant impairment charges for goodwill and intangible assets in the past and to the extent that events or circumstances cause our assumptions to change, additional charges may be required which could be material.

Acquisitions
------------

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

         Net tangible liabilities ...................  $ (6,659)
         In-process technology ......................     1,300
         Existing technology ........................     1,850
         Trademark ..................................       150
         Assembled workforce ........................     2,100
         Goodwill ...................................   103,776
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

Stock Options and Warrants
--------------------------

In the third quarter of fiscal 2000, we granted options below market price to purchase 269,144 shares of our common stock to certain DMI employees who remained our employees after the acquisition. We recorded additional deferred stock compensation of approximately $11.7 million associated with these stock option grants, which was amortized over their expected term of 18 months.

In connection with the granting of stock options to our employees (including the DMI employees who remained our employees after the acquisition) and non-employee consultants, we have recorded unearned stock compensation totaling approximately $35.8 million through January 31, 2002, of which $5.2 million remains to be amortized. This amount is included as a component of stockholders' equity and is being amortized by charges to operations over the applicable vesting period of the options, consistent with the accelerated amortization method described in Financial Accounting Standards Board, or FASB, Interpretation No. 28. We recognized amortization of unearned stock compensation of ($676,000) and $(423,000) in the three and nine months ended January 31, 2002, respectively, and $3.7 million and $12.3 million in the three and nine months ended January 31, 2001, respectively. During the three and nine months ended January 31, 2002 stock option cancellations exceeded the total amortization expense for those periods. The amounts credited represents the reversal of the accelerated amortization recorded on such unvested and cancelled options. The amortization of the remaining unearned stock compensation at January 31, 2002 will result in additional charges to operations through fiscal 2005. We calculated the fair value of options to purchase 130,000 shares of our common stock granted to non-employee consultants, which totals $827,000 as of January 31, 2002, using the Black-Scholes option pricing model as prescribed by SFAS No. 123 with the following underlying assumptions: expected volatility of 100%, risk-free interest rate of 4.25% and option terms of two to four years. We are accounting for these options under variable plan accounting and therefore the expense associated with these options may fluctuate significantly from quarter to quarter through fiscal 2005.

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

On October 18, 2001, we announced a voluntary stock option exchange program for our employees. Under the program, Agile's option holders had the opportunity to cancel outstanding options with an exercise price in excess of $15.00 per share in exchange for new options to be granted at a future date that is at least six months and one day after the date of cancellation, which was November 19, 2001. The number of shares of common stock subject to the new options will be equal to 75% of the number subject to the exchanged options. Under the exchange program, options for 4.0 million shares of our common stock were tendered and cancelled. The new options will vest at the same rate as the exchanged options and will have an exercise price equal to the fair market value of Agile's common stock at the new grant date, which is not expected to be later than twenty days after May 20, 2002. We do not expect to incur accounting charges as a result of this stock option exchange program.

Although our total revenues have increased from year to year, we have incurred significant costs to develop our products and to recruit and train personnel for our engineering, sales, marketing, professional services and administration departments. As a result, we have incurred significant losses since inception, and, as of January 31, 2002, had an accumulated deficit of $202.9 million.

In view of the rapidly changing nature of our market and our limited operating history, we believe that period-to-period comparisons of our revenues and other operating results are not necessarily meaningful and should not be relied upon as indications of future performance. Our historic revenue growth rates are not necessarily sustainable or indicative of our future growth.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total revenues:

                                                                    Three Months Ended                    Nine Months Ended
                                                                          January 31                         January 31
                                                               -----------------------------        ----------------------------
                                                                 2002               2001              2002               2001
                                                               ----------         ----------        ---------          ---------
Revenues:
    License                                                           55 %               76 %              62 %               75 %
    Professional services                                             12                  9                11                 11
    Maintenance                                                       33                 15                27                 14
                                                               ---------          ---------         ---------          ---------
        Total revenues                                               100                100               100                100
                                                               ---------          ---------         ---------          ---------

Cost of revenues:
    License                                                            5                  5                 4                  4
    Professional services                                             10                  6                11                  8
    Maintenance                                                        8                  6                 6                  6
    Stock compensation (recovery)                                     (1)                 -                 -                  1
                                                               ---------          ---------         ---------          ---------
        Total cost of revenues                                        22                 17                21                 19
                                                               ---------          ---------         ---------          ---------

Gross profit                                                          78                 83                79                 81
                                                               ---------          ---------         ---------          ---------

Operating expenses:
    Sales and marketing:
      Other sales and marketing                                       71                 66                67                 74
      Stock compensation (recovery)                                   (2)                 8                 -                 10
    Research and development:
      Other research and development                                  48                 29                40                 29
      Stock compensation (recovery)                                   (1)                 4                 -                  5
    General and administrative:
      Other general and administrative                                 8                  7                 9                  7
      Stock compensation (recovery)                                    -                  3                 -                  4
    Amortization of goodwill and other intangible assets               1                 36                 1                 44
    Merger related benefit                                             -                  -                (1)                 -
                                                               ---------          ---------         ---------          ---------
        Total operating expenses                                     125                153               116                173
                                                               ---------          ---------         ---------          ---------

Loss from operations                                                 (47)               (70)              (37)               (92)

Interest income (expense)                                             12                 20                13                 24
Impairment of equity investments                                       -                  -                (2)                 -
                                                               ---------          ---------         ---------          ---------

Loss before income taxes                                             (35)               (50)              (26)               (68)
Provision for income taxes                                             -                  -                 -                  -
                                                               ---------          ---------         ---------          ---------

Net loss                                                             (35)%              (50)%             (26)%              (68)%
                                                               =========          =========         =========          =========

COMPARISON OF THREE MONTHS ENDED JANUARY 31, 2002 AND JANUARY 31, 2001

Revenues

Our total revenues for the three months ended January 31, 2002 were $18.0 million, representing a decrease of $7.0 million, or 28%, from the revenues of $25.0 million in the quarter ended January 31, 2001. During the three months ended January 31, 2002, one customer, accounted for more than 10% of our total revenues, and during the three months ended January 31, 2001, no customer accounted for more than 10% of our total revenues. Revenues from foreign operations were approximately 17% of total revenues for the three months ended January 31, 2002 and approximately 12% of total revenues for the three months ended January 31, 2001. Our international revenues were derived primarily from sales in Europe, Asia Pacific and Japan.

License Revenues. Our license revenues for the three months ended January 31, 2002 were $9.9 million, representing a decrease of $9.1 million, or 48%, from the license revenues of $19.1 million in the three months ended January 31, 2001. License revenues as a percentage of total revenues were 55% and 76% for the three months ended January 31, 2002 and 2001, respectively. The decrease in license revenues from the prior year period was due to the lower number of license sales due to the current economic slowdown and the significant decline in information technology spending. The current economic slowdown and reduction in technology spending may impact our business for the next quarter and possibly longer.

Professional Services Revenues. Our professional services revenues for the three months ended January 31, 2002 were $2.1 million, representing a decrease of $159,000 or 7%, from the professional services revenues of $2.3 million for the three months ended January 31, 2001. Professional services revenues, as a percentage of total revenues, were 12% and 9% for the three months ended January 31, 2002, and 2001, respectively. The decrease in professional services revenues in absolute dollars from the prior year period was due to a decrease in license revenues due to the current economic slowdown, which may continue to impact professional services revenues for the next few quarters. The increase in professional services revenues as a percentage of total revenue resulted from the higher proportionate decrease in license revenues in the current period.

Maintenance Revenues. Our maintenance revenues for the three months ended January 31, 2002 were $6.0 million, representing an increase of $2.3 million, or 63%, from the maintenance revenues of $3.7 million for the three months ended January 31, 2001. Maintenance revenues as a percentage of total revenues were 33% and 15% for the three months ended January 31, 2002, and 2001, respectively. The increase in maintenance revenues in absolute dollars from the prior year period was due to our increased customer base. The increase in maintenance revenue as a percentage of total revenue resulted from the higher proportionate decrease in license revenues.

Cost of Revenues

Cost of License Revenues. Cost of license revenues, excluding stock compensation, was $871,000 for the three months ended January 31, 2002, representing a decrease of $313,000, or 26%, from the cost of license revenues of $1.2 million for the three months ended January 31, 2001. Cost of license revenues as a percentage of license revenues was 9% for the three months ended January 31, 2002, compared to 6% for the three months ended January 31, 2001. The decrease in cost of license revenues in absolute dollars was due primarily to a decrease in royalties paid to third parties on third-party software integrated into our products as a result of the overall decrease in our license revenues in the current period. We expect the cost of license revenues in absolute dollars to track the increase or decrease in our overall license revenues.

Cost of Professional Services Revenues. Cost of professional services revenues, excluding stock compensation, was $1.8 million for the three months ended January 31, 2002, representing an increase of $266,000, or 17%, from the cost of professional services revenues of $1.5 million for the three months ended January 31, 2001. Cost of professional services revenues as a percentage of professional services revenues was 84% for the three months ended January 31, 2002, compared to 67% for the three months ended January 31, 2001. The increase in cost of professional services revenues as a percentage of professional services revenue for the three months ended January 31, 2002, compared to the prior year period, was due to lower employee utilization during the current three month period. The increase in cost of professional services revenues in absolute dollars from the prior year period was due to increased professional services personnel necessary to support our increased customer base. We expect the cost of professional services revenues to remain high as a percentage of revenues while the economic slowdown continues until our overall level of new license revenues increase.

Cost of Maintenance Revenues. Cost of maintenance revenues, excluding stock compensation, was $1.4 million for the three months ended January 31, 2002, representing a decrease of $155,000, or 10%, from the cost of maintenance revenues of $1.5 million for the three months ended January 31, 2002. Cost of maintenance revenues as a percentage of maintenance revenues was 23% for the three months ended January 31, 2002, compared to 42% for the three months ended January 31, 2001. The decrease in cost of maintenance revenues as a percentage of maintenance revenue for the nine months ended January 31, 2002, compared to the prior year period, was due to higher employee utilization resulting from the high renewal rate within our existing customer base. The slight decrease in cost of revenue in absolute dollars over the prior year periods was due to a reduction in discretionary spending.


Operating Expenses

Sales and Marketing. Sales and marketing expenses, excluding stock compensation, were $12.9 million for the three months ended January 31, 2002, representing a decrease of $3.8 million, or 23%, from the sales and marketing expenses of $16.6 million for the three months ended January 31, 2001. The decrease in sales and marketing expenses on an absolute basis for the three months ended January 31, 2002, compared to the prior year period, was due primarily to lower incentive compensation due to lower license revenues and lower travel and entertainment expenses. The increase in sales and marketing expenses as a percentage of revenue for the three months ended January 31, 2002 was due primarily to a lower revenue base. We anticipate that our sales and marketing expenses will increase in absolute dollars as we continue to selectively expand our domestic and international sales force.

Research and Development. Research and development expenses, excluding stock compensation, were $8.7 million for the three months ended January 31, 2002, representing an increase of $1.5 million, or 21%, from the research and development expenses of $7.2 million for the three months ended January 31, 2001. The increase in research and development expenses for the three months ended January 31, 2002, compared to the prior year periods, was due to the increase in the number of our software developers, quality assurance personnel and outside contractors needed to support our product development, documentation and testing activities related to the development and release of the latest versions of our products. The increase in research and development expenses as a percentage of revenue for the three months ended January 31, 2002 was due primarily to a lower revenue base. We anticipate that research and development expenses will remain at current levels on an absolute basis as we continue to invest in new product development through the economic downturn.

General and Administrative. General and administrative expenses, excluding stock compensation, were $1.4 million for the three months ended January 31, 2002, representing a decrease of $266,000, or 16%, from the general and administrative expenses of $1.6 million for the three months ended January 31, 2001. The decrease in general and administrative expenses in absolute dollars for the three months ended January 31, 2002, compared to the prior year periods, was due primarily to lower discretionary spending and lower bad debt expense. The increase in general and administration as a percentage of revenue for the three months ended January 31, 2002 was due primarily to a lower revenue base.

Amortization of Stock Compensation. We recognized amortization of stock compensation of approximately ($676,000) and $3.7 million for the three months ended January 31, 2002 and 2001, respectively. During the three months ended January 31, 2002 stock option cancellations exceeded the total amortization expense for that period. The amounts credited represents the reversal of the accelerated amortization recorded on such invested and cancelled options. As of January 31, 2002, we had an aggregate of $5.2 million of deferred stock compensation remaining to be amortized.

Amortization of Goodwill and Purchased Intangible Assets. In connection with our acquisition of Digital Market, Inc. in November 1999, $103.8 million was allocated to goodwill and $4.1 million was allocated to other intangible assets, all of which were being amortized over a period of 3 years. Amortization of goodwill and intangibles was $189,000 and $9.0 million for the three months ended January 31, 2002,and 2001, respectively. The decrease in amortization of goodwill and purchased intangible assets for the three months ended January 31, 2002 from the comparable prior year periods was due primarily to the impairment charge taken in the fourth quarter ended April 30, 2001 to reduce the carrying value of goodwill and other intangible assets by $55.2 million. See Note 6 of Notes to Condensed Consolidated Financial Statements for more detailed information.

Interest income (expense) was $2.2 million for the three months ended January 31, 2002 compared to $4.8 million for the three months ended January 31, 2001. This decrease in interest income was due principally to declining interest rates and lower average cash and investment balances.

Provision for Income Taxes. The Company incurred operating losses for the three months ended January 31, 2002 and January 31, 2001. Management has recorded a valuation allowance for the full amount of the net deferred tax assets, as sufficient uncertainty exists that it is more likely than not that the deferred tax assets will not be realized. During the three months ended January 31, 2002, the Company incurred income tax expense of $86,000 primarily attributable to its international subsidiaries.

COMPARISON OF NINE MONTHS ENDED JANUARY 31, 2002 AND JANUARY 31, 2001

Our total revenues for the nine months ended January 31, 2002 were $62.5 million, representing an increase of $1.5 million, or 3%, from the revenues of $61.0 million for the nine months ended January 31, 2001. During the nine months ended January 31, 2002 and 2001, no customers accounted for more than 10% of our total revenues. Revenues from foreign operations were approximately 12% and 7% of total revenues for the nine months ended January 31, 2002 and 2001, respectively. Our international revenues were derived primarily from sales in Europe, Asia Pacific, and Japan.

License Revenues. Our license revenues for the nine months ended January 31, 2002 were $39.0 million, representing a decrease of $6.8 million, or 15%, from the revenues of $45.8 million for the nine months ended January 31, 2001. License revenues as a percentage of total revenues were 62% for the nine months ended January 31, 2002, and 75% for the nine months ended January 31, 2001. The decrease in license revenues from the prior year period was due to lower number of license sales due to the current economic slowdown and the significant decline in information technology spending.

Professional Services Revenues. Our professional services revenues for the nine months ended January 31, 2002 were $6.5 million, representing a decrease of $39,000, or 1%, from the professional services revenues of $6.6 million in the nine months ended January 31, 2001. Professional services revenues, as a percentage of total revenues were 10% for nine months ended January 31, 2002, and 11% nine months ended January 31, 2001. The slight decrease in professional services revenues for the nine months ended January 31, 2002 from the prior year period was the result of lower license revenues.

Maintenance Revenues. Our maintenance revenues for the nine months ended January 31, 2002 were $17.1 million, representing an increase of $8.4 million, or 96%, from the maintenance revenues of $8.7 million for the nine months ended January 31, 2001. Maintenance revenues as a percentage of total revenues were 27% for the nine months ended January 31, 2002, and 14% for the nine months ended January 31, 2001. The increase in maintenance revenues in absolute dollars and as a percentage of total revenues was due to our increased customer base.

Cost of Revenues

Cost of License Revenues. Cost of license revenues, excluding stock compensation, was $2.5 million for the nine months ended January 31, 2002, representing a decrease of $184,000, or 7%, from the cost of license revenues of $2.7 million for the nine months ended January 31, 2001. Cost of license revenues as a percentage of license revenues for the nine months ended January 31, 2002 and 2001 were 7% and 6%, respectively. The decrease in cost of license revenues in absolute dollars was due primarily to a decrease in royalties paid to third parties on third-party software integrated into our products as a result of the overall decrease in our license revenues in the current nine-month period.

Cost of Professional Services Revenues. Cost of professional services revenues, excluding stock compensation, was $6.5 million for the nine months ended January 31, 2002, representing an increase of $1.8 million, or 37%, from the cost of professional services revenues of $4.7 million for the nine months ended January 31, 2001. Cost of professional services revenues as a percentage of professional services revenues was 100% for the nine months ended January 31, 2002, compared to 72% for the nine months ended January 31, 2001. The increase in cost of professional services revenues as a percentage of professional services revenue for the nine months ended January 31, 2002, compared to the prior year period, was due to lower employee utilization and higher fixed costs during the first two quarters of fiscal 2002. The increase in cost of professional services revenues in absolute dollars from the prior period was due to increased professional services personnel necessary to support our increased customer base. In the current period, as well as in certain periods in the past, our cost of professional services revenues exceeded our professional services revenues, primarily because the actual cost of providing the services, whether provided internally or through third parties, exceeded the fixed price payment received from some of our customers for such services. It is possible that in future periods our cost of professional services revenues will again exceed our professional services revenues.

Cost of Maintenance Revenues. Cost of maintenance revenues, excluding stock compensation, was $4.0 million for the nine months ended January 31, 2002, representing an increase of $536,000, or 15%, from the cost of maintenance revenues of $3.5 million for the nine months ended January 31, 2001. Cost of maintenance revenues as a percentage of maintenance revenues was 24% for the nine months ended January 31, 2002, and 40% for the nine months ended January 31, 2001. The decrease in cost of maintenance revenues as a percentage of maintenance revenue for the nine months ended January 31, 2002, compared to the prior year period, was due to higher employee utilization resulting from our high renewal rate within our existing customer base. The increase in cost of revenue, on an absolute basis, over the prior year periods was due to hiring and training additional personnel needed to support our increased customer base.

Operating Expenses

Sales and Marketing. Sales and marketing expenses, excluding stock compensation, were $42.2 million for the nine months ended January 31, 2002, representing a decrease of $2.7 million, or 6%, from the sales and marketing expenses of $44.9 million for the nine months ended January 31, 2001. The decrease in sales and marketing expenses on an absolute basis and as a percentage of sales for the nine months ended January 31, 2002, compared to the prior year period, was due primarily to lower incentive compensation due to lower license revenues and the cancellation of Agile's 2001 user group conference and lower travel and entertainment expenses in response to the terrorist attacks of September 11, 2001.

Research and Development. Research and development expenses, excluding stock compensation, were $25.0 million for the nine months ended January 31, 2002, representing an increase of $7.4 million, or 42%, from the research and development expenses of $17.6 million for the nine months ended January 31, 2001. The increase in research and development expenses on an absolute basis and as a percentage of sales for the nine months ended January 31, 2002, compared to the prior year period, was due to the increase in the number of our software developers, quality assurance personnel and outside contractors needed to support our product development, documentation and testing activities related to the development and release of the latest versions of our products.

General and Administrative. General and administrative expenses, excluding stock compensation, were $5.4 million for the nine months ended January 31, 2002, representing an increase of $944,000, or 21%, from the general and administrative expenses of $4.5 million for the nine months ended January 31, 2001. The increase in general and administrative expenses in absolute dollars and as a percentage of sales for the nine months ended January 31, 2002, compared to the prior year period, was due to hiring additional finance, legal and administrative personnel to support the growth of our business during that period.

Amortization of Stock Compensation. We recognized amortization of stock compensation of approximately ($423,000) for the nine months ended January 31, 2002, compared to $12.3 million for the nine months ended January 31, 2001. During the nine months ended January 31, 2002 stock option cancellations exceeded the total amortization expense for that period. The amounts credited represents the reversal of the accelerated amortization recorded on such unvested and cancelled options.

Amortization of Goodwill and Purchased Intangible Assets. In connection with our acquisition of Digital Market, Inc. in November 1999, $103.8 million was allocated to goodwill and $4.1 million was allocated to other intangible assets, all of which were being amortized over a period of 3 years. Amortization of goodwill and intangibles was $567,000 for the nine months ended January 31, 2002, compared to $27.1 million for the nine months ended January 31, 2001. The decrease in amortization of goodwill and purchased intangible assets for the nine months ended January 31, 2002 from the comparable prior year periods was due primarily to the impairment charge taken in the fourth quarter ended April 30, 2001 to reduce the carrying value of goodwill and other intangible assets by $55.2 million. See Note 6 of Notes to Consolidated Financial Statements for more detailed information.

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

Interest income (expense) was $8.3 million for the nine months ended January 31, 2002 compared to $14.6 million for the nine months ended January 31, 2001. This decrease in interest income was due principally to declining interest rates and lower average cash and investment balances.

Impairment of Equity Investments. During the three months ended July 31, 2001, we determined that certain equity investments of privately held companies had incurred a decline in value that was considered other than temporary. We recorded a charge of $1.4 million during the three months ended July 31, 2001, in our results of operations to write down the investments to their estimated fair values. See Note 8 of Notes to Condensed Consolidated Financial Statements for more detailed information.

Provision for Income Taxes. The Company incurred operating losses for the nine months ended January 31, 2002 and January 31, 2001. Management has recorded a valuation allowance for the full amount of the net deferred tax assets, as sufficient uncertainty exists that it is more likely than not that the deferred tax assets will not be realized. During the nine months ended January 31, 2002, the Company incurred income tax expense of $243,000, primarily attributable to its international subsidiaries.

Liquidity and Capital Resources

As of January 31, 2002, we had cash, cash equivalents and short-term investments of $285.0 million, a decrease of $15.5 million from the cash, cash equivalents and short-term investments held as of April 30, 2001. Our working capital at January 31, 2002 was $285.2 million.

Net cash used in operating activities for the nine months ended January 31, 2002 was $14.2 million, resulting from our net loss (less non-cash expenses) and decreases in accounts payable, deferred revenue and an increase in other assets, partially offset by decreases in accounts receivable. Net cash used in operating activities for the nine months ended January 31, 2001 was $2.2 million resulting from our net loss (less non-cash expenses) and increases in accounts receivable and other assets, partially offset by increases in deferred revenue, accounts payable and accrued expenses.

Net cash used in investing activities for the nine months ended January 31, 2002 was $23.3 million resulting primarily of net purchases of marketable investments and purchases of property and equipment. Net cash used in investing activities for the nine months ended January 31, 2001 was $15.6 million consisting primarily of purchases of property and equipment and purchases of privately-held investments. Purchases of property and equipment were approximately $6.2 million and $9.8 million in the nine months ended January 31, 2002 and 2001, respectively. These capital expenditures were primarily for computer hardware and software and furniture and fixtures. We expect that capital expenditures will remain at the current levels over the short term.

Net cash provided by financing activities for the nine months ended January 31, 2002 and 2001 was $4.8 million and $7.5 million, respectively, resulting primarily from the sale of common stock under employee stock option plans.

Capital lease obligations, including both short-term and long-term portions, were $61,000 at January 31, 2002, and are payable through fiscal 2003.

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

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria for determining intangible assets acquired in a purchase method business combination that must be recognized and reported apart from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company is required to adopt the provisions of SFAS No. 141 immediately, and SFAS No.142 effective May 1, 2002. Furthermore, any goodwill and any intangible assets determined to have indefinite useful lives that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. The Company does not believe that adoption of SFAS No. 141 or SFAS No. 142 will have a material impact on its financial position or results of operations.

On October 3, 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company for all financial statements issued in fiscal 2003. The Company does not believe that the adoption of SFAS No. 144 will have a material impact on its financial position or results of operations.

Other Factors Affecting Operating Results

In addition to other information set forth in this report, the following risk factors should be carefully considered in evaluating our business because these factors may have a significant impact on our business, operating results and financial condition.

  We Have a History of Losses, We Expect to Incur Losses in the Future and We May Not Achieve or Maintain Profitability

Since inception, we have funded our business primarily through selling our stock, not from cash generated from our business. We have incurred quarterly and annual losses in each of the years since we were formed and we expect to continue to incur quarterly and annual losses in the near term. We incurred losses of $6.3 million and $15.8 million for the three and nine months ended January 31, 2002, respectively, and $12.6 million and $41.6 million for the three and nine months ended January 31, 2001, respectively. As of January 31, 2002 we had an accumulated deficit of approximately $202.9 million. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses. We have incurred and expect to continue to incur substantial non-cash costs relating to the amortization of intangible assets and stock compensation which will contribute to our net losses. We expect to incur losses for the foreseeable future. We will need to generate significant increases in revenues to achieve and maintain profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

  Because We Have a Limited Operating History, It Is Difficult to
  Evaluate Our Business and Prospects

We are still in the early stages of development, so evaluating our business operations and our prospects is difficult. We incorporated in 1995 and began shipping our first product in June 1996. The revenues and income potential of our business and market are unproven. We will encounter risks and difficulties frequently encountered by early-stage companies in new and rapidly evolving markets. These risks include the following:

.. we need to increase sales to achieve profitability, requiring us to sell additional licenses and software products to our existing customers and expand our customer base outside of the electronics and medical device industries;

.. we need to expand our sales and marketing, customer support and professional services organizations, build strategic relationships and expand our international operations in order to increase sales; and

.. we need to effectively manage our anticipated growth which could lead to management distractions and increased operating expenses, and will require us to attract and retain key personnel.

Our business strategy may not be successful and we may not be able to successfully address these risks. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business.

  Our Quarterly Operating Results Fluctuate and Are Difficult to
  Predict, and if Our Future Results Are Below the Expectations of Public Market Analysts or Investors, the Price of Our Common Stock May Decline

Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future, which makes it difficult for us to predict our future operating results. This quarter-to-quarter fluctuation is due to a number of factors, including the following:

.. fluctuations in demand for Internet collaborative manufacturing commerce software;

.. size and timing of sales and installations of our products;

.. entry of new competitors into our market, or the announcement of new products or product enhancements by competitors;

.. our ability to successfully expand our direct sales force and our international sales organization;

.. changes in our sales force incentives;

.. unexpected delays in developing or introducing new and enhanced products;

.. unexpected decline in purchases by our existing customers, including purchases of additional licenses and maintenance contracts;

.. delays in our customers' orders due to their priorities;

.. variability in the mix of our license and professional services revenues;

.. our ability to accurately price fixed-priced professional services projects;

.. variability in the mix of professional services that we perform versus those performed for our customers by others; and

.. our ability to establish and maintain relationships with our third-party implementation partners.

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

Moreover, recent adverse economic conditions in the United States, particularly those related to the technology industry, may increase the likelihood that customers will unexpectedly delay or cancel orders causing us to fail to achieve anticipated revenues for the quarter, and we did experience such delays or cancellations in the quarter ended January 31, 2002. A number of technology companies, particularly software companies that, like Agile, sell enterprise-wide software solutions, have recently announced that adverse economic conditions have negatively affected their business and results of operations. Any revenue shortfall below our expectations could have an immediate and significant adverse effect on our results of operations.

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

  The Impact of Changes in Global Economic Conditions on Our Customers May Cause Us to Fail to Meet Expectations, Which Would Negatively Impact the Price of Our Stock

Our operating results can vary significantly based upon the impact of changes in global economic conditions on our customers, and our business has been adversely affected by the economic slowdown the industry is currently facing. More specifically, the macro-economic environment that we are facing in fiscal 2002 is more uncertain than in recent periods and has materially and adversely affected us and our operating results. The revenue growth and profitability of our business depends on the overall demand for enterprise-level software services, particularly in the areas in which we compete. Because our sales are primarily to major corporate customers whose business fluctuates with general economic and business conditions, a softening of demand for computer software caused by a weakening economy may result in decreased revenues and lower growth rates. We may be especially prone to this as a result of the relatively large license transactions we have historically relied upon. Customers are deferring and may continue to defer or reconsider purchasing products as a result of the downturn in the general economy and reduction in information technology spending. We expect this economic slowdown to continue to adversely impact our business for at least the new few quarters and possibly significantly longer. The adverse impacts from the slowdown include longer sales cycles, lower average selling prices and reduced bookings and revenues.

A Decline in Revenues May Have a Disproportionate Impact on Operating Results and Require Reductions in Our Operating Expense Levels.

Because expense levels are relatively fixed in the near term for a given quarter and are based in part on expectations of our future revenues, any decline in our revenues to a level that is below our expectations would have a disproportionately adverse impact on our operating results for that quarter. If revenues decline significantly, we may be required to incur restructuring charges in connection with efforts to contain and reduce costs.

  We May Not Achieve Anticipated Revenues if the Introduction and
  Customer Acceptance of Our Products or Any Upgrades or Enhancements to Our Products Is Unsuccessful

Our future financial performance will depend on customer acceptance of our products and any upgrades or enhancements that we may make to our products in the future. We have generated substantially all of our revenues from licenses and services related to current and prior versions of our product suite. We believe that revenues from our products, together with revenues from maintenance and support contracts from our products and prior versions of our suite, will account for a substantial portion of our revenues for the foreseeable future. If we are unable to ship or implement any upgrades or enhancements when planned, or if the introduction of upgrades or enhancements causes customers to defer orders for our existing products, we may not achieve anticipated revenues.

  The Market Price of our Common Stock Has Been and May Continue to Be Volatile, Which Could Result in Substantial Losses for Individual Security Holders

The market price for our common stock has been, and is likely to continue to be, highly volatile and subject to wide fluctuations in response to factors including the following, some of which will be beyond our control:

.. actual or anticipated variations in our quarterly results of operations;

.. announcements of technological innovations, increased cost of operations or new products or services by us or our competitors;

.. changes in financial estimates by securities analysts;

.. conditions or trends in the Internet and/or software industries;

.. changes in the economic performance and/or market valuations of other providers of collaborative supply chain software;

.. volatility in the stock markets, particularly with respect to Internet and software stocks, and decreases in the availability of capital for Internet-related businesses;

.. announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

.. additions or departures of key personnel; and

.. pending and potential litigation.

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

  We May Need to Make Additional Future Acquisitions to Remain
  Competitive. Our Business Could be Adversely Affected as a Result of These Acquisitions

As part of our business strategy, we may in the future seek to acquire or invest in additional businesses, joint venture arrangements, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. We may encounter risks to our business during our integration of acquisitions including:

.. difficulties in assimilation of acquired personnel, operations, technologies or products;

.. unanticipated costs associated with acquisitions. For example, in fiscal 2001 we recorded a $55.2 million impairment charge relating to goodwill and other intangible assets as a result of management's decision in February 2001 to discontinue the further development of the products acquired in the DMI acquisition;

.. diversion of management's attention from other business concerns;

.. adverse effects on our existing business relationships with our customers or the customers of any acquisitions we make; and

.. inability to retain employees of acquisitions we make.

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

We are implementing larger deployments of our products together with third parties. If we are not successful with these joint deployments, we may incur increased costs and customer dissatisfaction and may not achieve increased sales and market acceptance of our products.

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

  Our Variable Sales Cycle Makes it Difficult For Us to Predict When or if Sales Will Be Made

Our products have an unpredictable sales cycle that contributes to the uncertainty of our future operating results. With the recent economic uncertainties facing our customers, and the decline in the business that they face, our sales cycle has lengthened. Customers are taking longer to evaluate our product, and orders have been delayed or postponed, and in some cases cancelled. Our collaborative manufacturing commerce software is a new category of products, and customers often view the purchase of our products as a significant and strategic decision. As a result, intensive marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of our products. Customers may take time to evaluate our products, and with the reduction in overall information technology spending and reduced budgets faced by many of our customers, we are finding that the evaluation period and sales cycle of our products has lengthened further. The sale of our products may be subject to delays due to the lengthy internal budgeting, approval and evaluation processes of our customers. We may expend significant sales and marketing expenses during this evaluation period before the customer places an order with us. Customers may initially purchase a smaller number of user licenses before expanding the order to allow a greater number of users to benefit from the application. Larger customers may purchase our products as part of multiple simultaneous purchasing decisions, which may result in additional unplanned administrative processing and other delays in our product sales. If sales forecasted from a specific customer for a particular quarter are not realized, we may experience an unplanned shortfall in revenues. As a result, we have only a limited ability to forecast the timing and size of sales of our products.

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

We Must Recruit and Retain Necessary Personnel to Effectively Develop and Sell Products

Our success depends on our ability to attract and retain qualified and experienced employees. Historically there has been substantial competition for experienced engineering, sales and marketing personnel in our industry, and competition may increase again once the economy recovers. The volatility and current market price of our common stock may make it more difficult for us to recruit, hire and retain qualified personnel, or cause us to incur higher salary costs. If we are unable to retain our existing key personnel, or attract and retain additional qualified personnel, we may from time to time experience inadequate levels of staffing to perform services for our customers. As a result, our growth could be limited due to our lack of capacity to develop and market our products to our customers, or we could experience deterioration in service levels or decreased customer satisfaction.

  Our Efforts to Expand Sales of Our Products to Other Industries May
  Not Succeed

We have historically sold our products primarily to companies in the electronics and medical device manufacturing industries. We intend to market products to customers in additional industries. Although we have targeted enterprises in other markets as potential customers, these potential customers may not be as willing to purchase our products as our customers in the electronics and medical device industries have been.

  The Market For Our Products Is Still Developing and Customers May Not Accept Our Products

The market for software products that allow companies to collaborate with suppliers on product information and change is still developing. Companies have not traditionally automated collaborative manufacturing commerce solutions like we offer throughout the supply chain. We cannot be certain that this market will continue to develop and grow or that companies will elect to utilize our products rather than attempt to develop applications internally or through other sources. In addition, the use of the Internet, as well as corporate intranets, has not been widely adopted for sharing product information as well as for collaboration among supply chain participants. Companies that have already invested substantial resources in other methods of sharing product information during the manufacturing and supply process may be reluctant to adopt a new approach that may replace, limit or compete with their existing systems or methods. We expect that we will continue to need to pursue intensive marketing and sales efforts to educate prospective customers about the uses and benefits of our products. Therefore, demand for and market acceptance of our products will be subject to a high level of uncertainty.

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

Many of our actual or potential competitors have a number of significant advantages over us, including:

.. longer operating histories;

.. significantly greater financial, technical, marketing and other resources;

.. significantly greater name recognition and a larger installed base of customers; and

.. well-established relationships with our actual and potential customers as well as with systems integrators and other vendors and service providers.

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

  Terrorist attacks against the United States and related U.S.
  military action could adversely affect our business.

The September 11, 2001 terrorist attacks in the United States and resulting military actions and future developments occurring in connection with these events including, without limitation, actual or threatened future terrorist attacks against the United States or other countries, may adversely affect our business. Although it is difficult to predict the effect of these world events, they could cause:

.. a further softening of U.S. and foreign economies that could cause sales of our products and services to decline;

.. the reduced ability to do business in the ordinary course as it is customarily conducted, resulting from a variety of factors, including changes or disruptions in movement and sourcing of materials, goods and components or the possible interruption in the flow of information or monies;

.. a lengthening of our sales cycles and implementations, which might result from a number of factors, including among others changes in security measures for passenger air travel and reductions in available commercial flights which may make it more difficult for our sales force to schedule face-to-face meetings with prospects and to negotiate and consummate transactions;

.. general uncertainty in the capital markets that could make it more difficult for us to raise debt or equity financing in the future; and

.. possible reductions, delays or postponements, if any, in capital expenditures as a result of changes in priorities and approval processes.

These outcomes, and other unforeseen outcomes of these world events, would adversely affect our revenues, results of operations and financial condition.

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

Our international expansion will subject us to a number of risks associated with international business activities. These risks include:

.. difficulty in providing customer support for our software in multiple time zones;

.. the need to develop our software in multiple foreign languages;

.. longer sales cycles associated with educating foreign customers on the benefits of using our products;

.. greater difficulty and longer time in collecting accounts receivable from customers located abroad;

.. political and economic instability, particularly in Asia;

.. difficulties in enforcing agreements through foreign legal systems; and

.. unexpected changes in regulatory requirements that may limit our ability to export our software or sell into particular jurisdictions or impose multiple conflicting tax laws and regulations.

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

  We Are the Target of a Securities Class Action Complaint and are at Risk of Securities Class Action Litigation, Which Could Result in Substantial Costs and Divert Management Attention and Resources

On or around October 25, 2001, a stockholder class action complaint was filed in the United States District Court for the Southern District of New York against us, several of our officers and directors, and the underwriters of our initial public offering,

Rennel Trading Corp. et al. v. Agile Software Corp. et al., Index No. 01-CV-9801
(SAS). The class action has been consolidated for pre-trial purposes with more than one thousand other actions, filed against more than 345 other issuers of securities, affiliated individuals, and dozens of underwriters of the securities offerings in In Re Initial Public Offering Securities Litigation, 21 MC 92
(SAS).

The plaintiffs allege that the prospectus for the initial public offering of Agile securities, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, that the underwriters had made secret arrangements for aftermarket purchases of the securities, and made arrangements for excessive and improper underwriters' compensation in the form of increased brokerage commissions. The plaintiffs recently filed an amended complaint alleging also that the prospectus for a secondary offering of Agile securities, conducted on December 13, and incorporated into a Registration Statement on Form S-1 filed with the Securities and Exchange Commission, also was materially false and misleading for the same alleged reasons. The plaintiffs allege that the Company's stock price was artificially inflated as a result of the alleged underwriter practices. Plaintiffs attempt to state and claim violations by the Company, the individuals and the underwriters of Section 11 of the Securities Act of 1933, violations by the individual defendants and underwriters of Section 12(a)(2) of the Securities Act, and violations by the underwriters of Section 10(b) the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities Exchange Commission. The litigation is in an early phase, and no substantive rulings have been issued by the Court. We intend to defend against the complaint vigorously. Securities class action litigation could result in substantial costs and divert our management's attention and resources, which could seriously harm our business

  In Order to Manage Our Growth and Expansion, We Will Need to Improve and Implement New Systems, Procedures and Controls

We have recently experienced a period of rapid growth and expansion that has placed a significant strain on our management information systems and our administrative, operational and financial resources. For example, we have grown from 436 employees at January 31, 2001 to 486 employees at January 31, 2002. If we are unable to manage our growth and expansion in an efficient or timely manner, our business will be seriously harmed. In addition, we have recently hired a significant number of employees and plan to further increase our total headcount. We also plan to expand the geographic scope of our operations. This expansion has resulted and continues to result in substantial demands on our management resources. To accommodate continued anticipated growth and expansion, we will be required to:

.. improve existing and implement new operational and financial systems, procedures and controls;

.. hire, train, manage, retain and motivate qualified personnel; and

.. enter into relationships with strategic partners.

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

  We Rely on Third Parties to Manage System and Network Environments for Hosted Customers

We rely on third parties to manage system and network environments running our products and related solutions for customers requiring hosting. Services provided by these third parties include managing the hosted servers, maintaining communications lines and managing network data centers, which are the locations where the Agile solutions reside. Since the hosting of the Agile solutions for certain customers will depend on these third parties, it is possible that these third parties may not be able to meet our and our customers' service level requirements. Dissatisfaction or problems with our service or the service of the third parties that host our solutions or delays or interruptions or other problems with service due to mechanical failure, human error, security breaches, power loss and other facility failures, natural disasters, sabotage, vandalism, or other similar events could result in a reduction of business generated by the hosted environment. In the event that we choose to use alternative hosting sources, this may result in a temporary degradation of the service level for hosting services that may be unacceptable to our customers.

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

Our success depends upon continued growth in the use of the Internet as a medium of collaboration and commerce. Although the Internet is experiencing rapid growth in the number of users, this growth is a recent phenomenon and may not continue. Furthermore, despite this growth in usage, the use of the Internet for commerce is relatively new. As a result, a sufficiently broad base of companies and their supply chain partners may not adopt or continue to use the Internet as a medium for collaboration for product content information. Our business would be seriously harmed if:

.. use of the Internet does not continue to increase or increases more slowly than expected;

.. the infrastructure for the Internet does not effectively support enterprises and their supply chain partners;

.. the Internet does not create a viable commercial marketplace, inhibiting the development of electronic collaborative manufacturing commerce and reducing the demand for our products;

.. concerns over the secure transmission of confidential information over public networks and general disruption could inhibit the growth of the Internet as a means of conducting commercial transactions; or

.. concerns about third parties using the Internet to create interference with the use of our products over the Internet.

  Capacity Restraints May Restrict the Use of the Internet as a
  Commercial Marketplace, Resulting in Decreased Demand For Our
  Products

The Internet infrastructure may not be able to support the demands placed on it by increased usage or the limited capacity of networks to transmit large amounts of data. Other risks associated with commercial use of the Internet could slow its growth, including:

.. outages and other delays resulting from the inadequate reliability of the network infrastructure;

.. slow development of enabling technologies and complementary products; and

.. limited availability of cost-effective, high-speed access.

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

(in thousands, except              Maturing
interest rates)                     within
                                  12 months      Thereafter     Total
                                  ---------      ----------   ---------

Cash equivalents                   $ 39,943          -         $ 39,943
Average interest rate                  1.89%         -             1.89%
Investments                        $177,726          -         $177,726
Average interest rate                  3.30%         -             3.30%
Total investment securities        $217,669          -         $217,669


Other Investments

We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations. As of January 31, 2002, we had $3.5 million invested in privately-held companies, some of which are business partners. For these investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets might be impaired.

During the three months ended July 31, 2001, we determined that these investments had incurred a decline in value that was other-than-temporary and reduced their carrying amounts to estimated fair value by a charge of $1.4 million to results of operations.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

On or around October 25, 2001, a stockholder class action complaint was filed in the United States District Court for the Southern District of New York against us, several of our officers and directors, and the underwriters of our initial public offering, Rennel Trading Corp. et al. v. Agile Software Corp. et al., Index No. 01-CV-9801 (SAS). The class action has been consolidated for pre-trial purposes with more than one thousand other actions, filed against more than 345 other issuers of securities, affiliated individuals, and dozens of underwriters of the securities offerings in In Re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). The plaintiffs allege that the prospectus for the initial public offering of Agile securities, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, that the underwriters had made secret arrangements for aftermarket purchases of the securities, and made arrangements for excessive and improper underwriters' compensation in the form of increased brokerage commissions. The plaintiffs recently filed an amended complaint alleging also that the prospectus for a secondary offering of Agile securities, conducted on December 13, and incorporated into a Registration Statement on Form S-1 filed with the Securities and Exchange Commission, also was materially false and misleading for the same alleged reasons. The plaintiffs allege that the Company's stock price was artificially inflated as a result of the alleged underwriter practices. Plaintiffs attempt to state and claim violations by the Company, the individuals and the underwriters of Section 11 of the Securities Act of 1933, violations by the individual defendants and underwriters of Section 12(a)(2) of the Securities Act, and violations by the underwriters of Section 10(b) the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities Exchange Commission. The litigation is in an early phase, and no substantive rulings have been issued by the Court. We believe that we have meritorious defenses against these actions and we intend to vigorously defend them.

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Not applicable.

(b) Reports on Form 8-K

No reports on Form 8-K were filed for the three months ended January 31, 2002.

                           AGILE SOFTWARE CORPORATION

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          AGILE SOFTWARE CORPORATION

Date: March 13, 2002                      /s/ Richard J. Browne
                                          -------------------------------------
                                          By: Richard J. Browne
                                          Vice President, Finance
                                          and Interim Chief Financial Officer
                                          (Principal Accounting Officer)