Form 10-K
period 2002-04-30
AGILE SOFTWARE CORP
filed 2002-07-26
CIK 1088653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-27071

AGILE SOFTWARE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0397905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Almaden Boulevard, San Jose, California 95113-2253
(Address of principal executive office)

(408) 975-3900
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.001 par value
(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

The aggregate market value of Agile Software Corporation Common stock, $.001 par value, held by non-affiliates as of June 30, 2002 was $202,632,719 based upon the last sales price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of common stock held by persons who held more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. Share ownership information of certain persons known by the Registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13G filed with the Securities and Exchange Commission and is as of December 31, 2001. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

Number of shares of Common Stock of Agile Software Corporation issued and outstanding as of June 30, 2002 was 48,472,534.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Form 10-K portions of its proxy statement for the registrant’s Annual Meeting of Stockholders to be held October 3, 2002.

AGILE SOFTWARE CORPORATION
FORM 10-K
APRIL 30, 2002

i

PART I

ITEM 1.    BUSINESS

This Annual Report on Form 10-K contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). These statements involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results to differ materially from those implied by the forward-looking statements. We use words such as “may,” “will,” “should,” “expects,” “estimates,” “predicts,” “potential,” “strategy,” “believes,” “anticipates,” “plans” and “intends” and similar expressions to identify these forward looking statements. We have based these statements on our current expectations and projections about future events. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report. Our actual results could differ materially from those anticipated in these forward-looking statements for many reasons including those discussed in “Risk Factors” and elsewhere in this Annual Report.

Agile Software Corporation, incorporated on March 13, 1995 under the laws of California and reincorporated on June 22, 1999 under the laws of Delaware, is hereinafter sometimes referred to as “the Registrant,” “the Company,” “Agile,” “we,” and “us.”

Overview

We develop and market product chain management solutions to help companies work internally and with their suppliers and customers to build better, more profitable products faster. We believe that our products reduce time-to-volume and cost of goods sold and improve customer responsiveness and product quality. Our solutions manage the system of record for a company’s products and provide business applications for critical communication and collaboration about the product record among manufacturers, outsourced manufacturing providers, suppliers and customers. Our products help companies manage complex supply chains, as well as globally dispersed engineering, manufacturing, sales and distribution functions. Since June 1996, when we shipped our first product, we have licensed our products to more than 800 customers in the following sectors: computers and peripherals, components, consumer electronics, data networking and telecommunications equipment, electronics manufacturing services, medical devices and equipment, automotive, aerospace and industrial equipment. Our current customers in these markets include, among others, Armstrong Air Conditioning, B/E Aerospace, Dell Computer, Flextronics International, FujiFilm, Hewlett-Packard, InFocus, International Paper, Juniper Networks, Lucent, nVidia, Philips, Precor, and Texas Instruments.

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

Across most manufacturing industries, companies continue to shift to more horizontal models of manufacturing their products. Companies have come to rely much more heavily on suppliers to deliver manufactured components, assemblies or even finished products for end markets compared to previous practices where manufacturers controlled most phases of the manufacturing process from raw materials to finished goods.

By outsourcing production, companies have created supply chains that are more efficient, dynamic and flexible than manufacturing operations that control all phases of the manufacturing process internally. Use of the outsourced supply chain has afforded companies the flexibility to choose top suppliers and partners to make each link in the supply chain more competent, innovative and productive. As companies operate on a global basis, supply chains can span multiple continents, tying suppliers in one part of the world with a plant in another to serve customers in a third location. The end result is that companies can bring their products to market more efficiently while at the same time achieving higher levels of customer satisfaction.

Managing the Outsourced Supply Chain

A critical aspect of managing the outsourced supply chain across multiple suppliers is finding effective ways to store, access, and share information within the company as well as with all supply-chain partners during each stage of the production process. Sourcing direct materials used in the production process from a multitude of sources across the globe is also a challenging task. Different stages of the production process generate many complex types of data that need to be shared across the supply chain.

Product Development.    During the product design stage, a company must communicate large amounts of data within the company as well as to supply-chain partners. The company begins by designating the content of the finished product with a list of parts known as the bill of materials. The parts on this list can be divided into two classes: “buy” or “make.” For the “buy” components, also called off-the-shelf components, specifications for each part must be determined and information must be collected and analyzed to determine if the available components meet the required specifications. Once eligible components have been selected, the manufacturers of the components are incorporated into the approved-manufacturers list. For customized, or “make” components, other data are created, including: assembly drawings, detailing precisely how the component should be fabricated; work instructions, which guide the manual assembly process; machine instructions, to drive automated manufacturing and assembly equipment; art work, for processes such as printed circuit board fabrication; schematics, for describing electronic components and assemblies; and test instructions, which enable the suppliers and original equipment manufacturers to test for conformity to the manufacturer’s specifications.

Direct Materials Sourcing.    As companies source direct materials, they are making critical decisions which will impact their downstream supply chain success. Decisions made about who will supply which materials and at what price have dramatic impact on the cost, quality and ultimate profitability of a product. During new product introduction, companies must disseminate large amounts of product information to suppliers and then negotiate and analyze supplier responses effectively. Companies also want to aggregate demand for direct materials across the enterprise, enabling them to use volume purchasing to negotiate better contract terms. Companies must also aggressively manage materials costs on an ongoing basis to maximize profits.

New Product Introduction.    Prior to commencing volume production, the data created during the product design stage must be communicated to all relevant parties in the supply chain. One of the complexities of the outsourced supply chain model is that supply chain members often have multiple discrete roles, including sourcing parts, fabrication, assembling components, testing and delivery. In addition, the manufacture of even a relatively simple product can involve procurement from hundreds of suppliers. Ensuring that accurate product information is disseminated promptly and to all of the appropriate supply chain constituents is one of the most difficult challenges facing a company. Further, suppliers may often discover constraints and/or opportunities for improvements during the prototyping and pilot production phases—this often prompts a flurry of product changes requiring rapid collaboration among supply chain partners to reduce costs and to avoid delays and excessive start-up or inventory costs.

Volume Production and Product Changes.    Product specifications frequently change even during volume production. Changes can occur due to a number of reasons, including:

•	Changes in design in response to customer requests or market conditions;

•	Changes required to address a defect in the design or to improve the manufacturing process; and

•	Changes due to fluctuations in the cost or availability of materials and supplied parts.

The communication of information regarding product changes is a dynamic loop in which members of the supply chain must respond to market-dictated demands while also reacting to information shared among supply-

chain partners. It is difficult to execute a design change through the manufacturing process expeditiously and effectively due to the complexity of the information and the number of companies and people who must collaborate on and then approve a change. A design change requires a company to create an engineering change order; develop the specifications required by the engineering change order; secure the necessary approvals to effect the change; and communicate the change to the supply chain.

This problem is especially critical for companies operating in markets where products change frequently. For example, the requirements of a personal computer manufacturer that builds products to order may change each day as information regarding orders is received from customers or its sales force.

To address these challenges, many companies have implemented software systems that govern supply chain management, electronic data interchange, product data management and enterprise resource planning. However, many of these products were not designed to connect multiple companies in collaborative business processes, and therefore do not fully address the need for supply chain collaboration. For example, electronic data interchange, a system that facilitates interconnection and exchange of data, is expensive to install and maintain and is typically only used to communicate relatively simple transaction information such as purchase orders and shipping information. Other methods of communication and collaboration within the supply chain, including phone, paper-based solutions such as courier or fax, or e-mail or web page sources, are not linked in real-time and are slow, incomplete and often inaccurate.

As product lifecycles continue to shrink, the ability to manage product development, sourcing, introduction and volume manufacturing across dispersed supply networks has become critical to a company’s profitability and competitiveness. A company that can disseminate information quickly and accurately to the appropriate supply chain partners can reduce costs and gain competitive advantage. For example, through collaboration with its supply chain partners, a company may learn that a component is not readily available due to lack of supply or that a new component is available which might substantially reduce costs or improve manufacturing quality. Instead of continuing to rely on the originally selected component, the company may incorporate another component in the product design and notify partners before these components are incorporated into new products. By doing so, the company has the opportunity to increase revenues by maintaining product availability or increase profits by taking advantage of lower cost components more quickly.

Impact of the Internet

Companies that have successfully implemented strategies to communicate with their customers over the Internet now face the challenge of utilizing the Internet and intranets to gain the same level of increased efficiencies in their supply chain. An Internet-based software solution can offer scalability, easier implementation, and compatibility across diverse information technology platforms and reduced incremental infrastructure investments. However, many companies are wary of major software deployments due to the cost, long implementation times and frequently cited examples of failed enterprise application deployments undertaken in recent years. Companies want to implement new software systems with short implementation times, low risk, low total project cost and high return on investment, all without burdening already over-taxed internal information technology personnel.

The Agile Solution

Our product chain management solutions are a suite of integrated business applications that enable manufacturers to collaborate over the Internet with their supply chain partners about new or changing product content, to source and manage product costs, and to reduce warranty and repair costs, while improving overall customer satisfaction. Our solutions are designed for use over the Internet, reduce dependence upon traditional methods of interaction, and enable supply chain members to link to each other without requiring substantial investments in additional technology infrastructure. We have also designed our products to allow for rapid implementation by the manufacturer and with limited implementation cost and assistance.

We believe that our products are well suited for participants in outsourced supply chains, as well as those managing multi-site engineering, manufacturing and sales and distribution. The Agile solutions deliver the following benefits to companies and their supply chain partners:

Increased responsiveness.    With the help of our solutions, companies can respond more rapidly to changes in customer requirements, competitive challenges and supplier constraints throughout the product lifecycle. The ability to effect change even during volume production enables Agile™ Product Collaboration™ and Agile Product Sourcing™ users to adjust production strategies, and produce what they can sell, rather than sell what they can produce. Agile Product Collaboration and Agile Product Sourcing also enhance the ability of companies to increase their revenue by being first to market with the right products.

Reduced obsolete inventory costs and reduced scrap costs.    Agile’s solutions are designed to help companies rapidly and accurately communicate planned product changes internally and with supply chain partners. This eliminates errors due to miscommunication within the supply chain, and can reduce the instances of materials being ordered that turn into obsolete inventory or products being built incorrectly that must then be reworked or scrapped.

Rapid Return on Investment.    Because Agile’s solutions are comprised of applications based on existing industry standards and do not require custom software development, our solutions can be implemented in less time than required to implement traditional enterprise software applications which require extensive customization.

Lower Costs of Goods Sold.    The Agile Product Sourcing suite can enable companies to effectively manage their product costs and to aggregate demand for direct materials across the enterprise, a powerful tool for reducing product costs. Companies are able to collaborate with and forward complex direct materials sourcing information to many suppliers, as well as analyze large amounts of data to minimize ongoing product costs.

The Agile Strategy

Our objective is to be the leading provider of product chain management solutions, enabling global collaboration among supply-chain partners. Key elements of our strategy include:

Provide Superior Customer Satisfaction.    We expect to continue to build a highly referenceable customer base of market leaders in various vertical markets and we will continue our focus on programs designed to enhance and maintain customer satisfaction. We will continue to anticipate customer needs by introducing new applications, new product functionality and new technologies. We believe our focus on customer satisfaction will increase customer loyalty and result in increased follow-on sales opportunities and shorter sales cycles.

Capitalize on Network Effects to Expand Our Customer Base.    As users of Agile Product Collaboration and Agile Product Sourcing solutions deploy our software across their supply chains, additional supply chain members will be exposed to our solutions and to the functionality provided by our products. We believe that this exposure, which allows non-customer participants in the supply chain to benefit from our solutions, creates a network effect that accelerates industry recognition and adoption of our products. As additional members of a supply chain deploy our solutions, the quality and timeliness of available information relevant to the production and supply of their products improves, which increases the value to each participant and helps drive greater usage.

Pursue a Vertical Market Strategy.    Since inception, we have pursued a vertical market strategy, developing product features targeted to particular industries. To date, we have focused on the electronics and high technology, medical device and automotive markets which encompasses original equipment manufacturers, outsourced manufacturing providers and suppliers. We seek to further penetrate our current markets while addressing new vertical markets characterized by rapidly changing products and/or complex supply chains.

Leverage Our Technology Platform.    We intend to continue to pioneer new Internet business applications based on emerging standards supporting electronic commerce. For example, we have used Java and HTML technologies to deliver robust, powerful and rapidly deployable Internet business applications to our customers. Further, we have taken the initiative to define a protocol for supply chains, Product Definition eXchange, or PDX, based on eXtensible Mark-up Language, or XML, which has been submitted and approved by industry standards groups. We intend to lead technological innovation in the product chain management market, offering our customers solutions designed to provide a rapid and high return on investment.

Extend Supply Chain Collaboration and Functionality.    We believe our solutions provide a robust platform that enables us to extend the functionality and application of our products to the creation and delivery of new value-added applications. We will continue to develop new products and enhancements to our products to enable increased collaboration among outsourced supply chain partners. We will also address new opportunities that result from the creation of new business processes for Internet-based collaboration and interaction among supply-chain partners.

The Agile Suite of Applications

Agile’s solutions are an integrated suite of applications to manage the “product record” and the business processes that contribute to and leverage the product record. The product record consists of the rich set of information that defines a company’s product throughout the entire lifecycle, such as bills of material, component information, drawings, specifications, manufacturing instructions, component cost and availability information, quality data, and service instructions. The Agile Solutions leverage this single product record to help companies develop, source, produce and improve products.

Agile Product Collaboration

The Agile Product Collaboration suite helps companies manage and collaborate on a single product record internally and across their extended supply chain. With a single comprehensive product record, companies can synchronize internal functions and members of their supply chain on the latest product information. The Agile Product Collaboration suite can help companies:

•	Develop and introduce new products faster,

•	Decrease the time and cost to ramp to volume production,

•	Rapidly drive down materials and manufacturing cost,

•	Eliminate scrap and rework,

•	Rapidly improve product quality,

•	Ensure continuity of supply throughout volume production, and

•	Cost effectively manage products through end-of-life transitions.

Agile Product Collaboration provides a comprehensive suite of applications to help manage complex product information and collaboration on product changes with suppliers and customers. The solutions utilize Java, HTML and XML technologies to allow supply chain partners to communicate and collaborate on the product record in real time via the Internet. Agile Product Collaboration is designed to provide the scalability, security and open standards that are required for an application that extends across supply chain partners. Agile Product Collaboration solutions include Agile Product Definition, Agile Change Collaboration, Agile Supplier Management, Agile Design Integration and Agile Manufacturing Integration.

Agile Product Definition—This application provides a single repository for holding the product record and tracking its change throughout the product lifecycle, while simultaneously making it available to all members of the extended supply chain in real time. It is the foundation of Agile’s Product Collaboration suite, providing the information to enable companies to produce products faster, more profitably, and with higher quality. Agile Product Definition helps companies:

•	Maintain a single set of up-to-date product information,

•	Create, find and share the current, preliminary, and released information about any part, document or engineering change,

•	Share product information with supply chain partners in real time,

•	Access all product related data on-line,

•	Graphically view and redline bills of material, and

•	View and redline drawings and other documents on-line.

Agile Change Collaboration—This application helps companies manage the product change process online and to share it with trading partners in real time. Manufacturers and their supply chain partners and customers use these Internet-based tools to initiate changes and to collaborate throughout the product change process. By involving supply chain partners throughout the product lifecycle, companies leverage their expertise and can synchronize the supply chain on product or component changes before they occur. Agile’s Change Collaboration solution eliminates many of the tasks that slow down the change process and allows changes to be initiated, distributed, reviewed, and approved or rejected online. External suppliers and customers can view proposed changes via a secure Internet connection, and provide feedback on proposed changes, effective dates, supply plans, or quotations. Users can configure intelligent workflows that automate the routing of the changes. When a change is ready to be approved, the system automatically notifies all reviewers of the change. Agile Change Collaboration lets companies:

•	Create, modify and approve change requests,

•	Route product changes internally and externally,

•	Notify reviewers when a change is ready for review or approval,

•	Enable supply chain partners to initiate and review proposed product, materials and manufacturing changes, and

•	Optimize the routing process through intelligent, customizable workflows.

Agile Supplier Management—This application provides change management of both the bills of materials and the approved manufacturers list . Agile Supplier Management extends the management of the product definition down to the suppliers’ component manufacturer level and assures that products meet the business objectives of quality, cost and availability while addressing the complexities of geographically-specific sourcing requirements, volume purchase agreements and material constraints. The approved manufacturers list is available on-line to all supply chain partners, allowing all participants to optimize their operations to meet the customer’s needs and to recommend changes to the approved manufacturers list to improve cost, quality, manufacturability and availability. Agile Supplier Management helps companies:

•	Create and view an approved manufacturers list,

•	Identify preferred and alternate manufacturers for each component based on quality, cost and other performance criteria, and

•	Cross reference internal and manufacturer part numbers.

Agile Design Integration—This application integrates design data from multiple computer aided design (CAD) tools into Agile’s Product Collaboration suite. It maintains design integrity and streamlines the engineering to manufacturing product release process. With Agile Design Integration, companies can start sourcing and building products sooner—decreasing time-to-market, reducing operating costs, and increasing operational efficiency. Agile Design Integration transforms design data from multiple CAD systems. It automates the engineering to manufacturing product release process by publishing bills of material, CAD drawings and 3D models to Agile solutions. Agile Design integration supports most major CAD tools including AutoCAD, Catia, ConceptHDL, I-DEAS, Orcad, Pro/Engineer and Solidworks. Agile Design Integration helps companies:

•	Read geometric CAD data and convert it to a form usable by the supply chain,

•	Ensure the original designs cannot mistakenly be altered, and

•	Access engineering data easily and share it instantly with manufacturing, purchasing, materials and quality organizations as well as supply chain partners.

Agile Manufacturing Integration—This application helps companies publish the product record to multiple enterprise resource planning systems—both inside the company and across the supply chain. Agile Manufacturing Integration ensures that during all phases of the product lifecycle, the up-to-date product record is communicated quickly and accurately to transactional systems such as enterprise resource planning systems. This ensures that companies are buying the right materials and building the right products. Agile Manufacturing Integration utilizes Application Adaptors for all the leading enterprise resource planning systems to map, schedule and administer the process of validating and updating the Agile data in the enterprise resource planning system.

Agile Product Sourcing

The Agile Product Sourcing suite helps companies efficiently and effectively make the best decisions about how to source direct materials that are used in the manufacturing of their products. Agile Product Sourcing enables companies to make optimal choices concerning which suppliers, parts, materials and designs to use and which locations to buy and build from. These decisions all may directly impact a company’s cost of goods sold. The suite also helps companies substantially speed the sourcing processes which often involve decisions about thousands of parts, hundreds of suppliers, supply partners and locations. These complex decisions need to be made quickly—often in a matter of days or hours—while involving very complex product definitions that are constantly changing. Through use of Agile Product Sourcing, companies can provide suppliers with an accurate, complete and timely view of the parts, assemblies and bills of materials. The Agile Product Sourcing applications suite includes Agile New Product Sourcing, Agile Product Cost Management and Agile Sourcing Intelligence.

Agile New Product Sourcing—This application helps companies make better sourcing decisions during the New Product Introduction process. Sourcing effectively during this stage of the product lifecycle is very difficult because of the pressure to introduce new products quickly, while the specifications for the product and its components may still be changing. Agile New Product Sourcing is a comprehensive application that enables design and manufacturing organizations to quickly establish the optimal supply network to help ensure supply for their products at the best cost. Agile New Product Sourcing helps companies:

•	Determine optimal supply chain partners and utilize preferred suppliers,

•	Determine ideal components,

•	Set locations and geographies from which products and components will be sourced,

•	Understand total costs, and

•	Assess and address supply risks.

Agile Product Cost Management—This application helps companies manage and lower the total costs of products throughout the product lifecycle. The solution allows companies to effectively collaborate with multiple tiers of their supply chain on an ongoing basis to help predict what costs are going to be, to understand where and when cost targets will be missed, and to reduce materials costs. Agile Product Cost Management enables companies to gather, aggregate and analyze forward looking market information. This includes material costs as well as non-material costs, such as labor, test or logistics costs, and non-recurring costs, such as engineering costs. This cost information, along with other delivery information, such as lead-time to introducing the product, can be quickly analyzed to provide a timely picture of total product costs. Agile Product Cost Management helps companies:

•	Keep up with continual changes in products and the resulting cost, quality, and delivery impact of those changes,

•	Uncover opportunities to reduce component and assembly costs, and

•	Determine factors that will increase or decrease costs early in the product lifecycle to reduce designed-in costs.

Agile Sourcing Intelligence—This solution helps improve the performance of global sourcing efforts by enabling companies to make better sourcing decisions. Determining where to focus resources is a critical challenge for strategic sourcing efforts. Often opportunities to save costs, reduce supply risk, improve quality or drive product innovation are missed because companies do not have a comprehensive view of their current and historical sourcing and purchasing activities, nor the means to efficiently analyze large volumes of complex information regarding sourcing activities. Agile Sourcing Intelligence provides a broad repository of sourcing and supply information and the means to leverage that information. The solution is based on a “star schema” database model, and is interoperable with third-party business intelligence tools. Agile Sourcing Intelligence enables manufacturing companies to evaluate, analyze and manage the performance of their sourcing efforts to help them understand:

•	Which commodities offer the best opportunity for cost improvement,

•	Which sourcing projects are generating benefits and which are not,

•	What opportunities are available to leverage demand globally,

•	How partners and suppliers are performing, and

•	Whether product costs will be within targets.

Agile Product Service and Improvement

Agile’s Product Service and Improvement™ suite is designed to enable companies to identify product quality problems due to design, process, material, labor, and supplier issues. By rapidly identifying, analyzing, and correcting such problems, companies may reduce their warranty and repair costs, while improving overall customer satisfaction. Agile Product Service and Improvement also provides visibility into the product record and facilitates internal collaboration with the marketing, sales, operations, and service organizations, and external collaboration with customers and suppliers to continually improve both the product and its serviceability. Reducing or eliminating recurring problems or issues along the product chain results in higher customer satisfaction levels and lower warranty and repair costs. The Agile Product Service and Improvement suite includes Agile Product Quality and Agile Customer Response.

Agile Product Quality—This application drives systematic product improvement by tracking product and process problems, customer complaints, and enhancement requests. The solution facilitates rapid and systematic analysis of the root cause of the problem, identifies the needed corrective and preventative actions, and notifies engineering of these requests to eliminate future quality problems. Agile Product Quality gives companies the ability to:
•	View problems and failures on specific products,

•	Perform root cause analysis on those specific problems,

•	Create quality change orders,

•	Provide notification and visibility to everyone involved in the process to the problem and the resolution,

•	Audit the overall product service and improvement process, and

•	Integrate with other systems to update such systems with information on the corrective and preventive actions taken.

Agile Customer Response—This application completes the manufacturing process by integrating feedback from the manufacturing process, the sales and marketing force, the suppliers, and ultimately from the external customer base. Agile Customer Response can be seamlessly integrated with customer relationship management applications to provide critical customer response data such as problem report status, field service issues, and product enhancement requests. Agile Customer Response allows companies to push resolution of both short-term corrective actions and long-term preventative actions to help reduce or eliminate recurring product and process issues, and provide product record visibility to the field service organization and to customers. Agile Customer Response enables a company’s marketing, sales, operations, and service organizations, as well as suppliers, and customers, to:

•	Link the customer to specific problem service reports,

•	Communicate information regarding resolution of issues to employees, customers and suppliers,

•	Provide access to full product record history for faster troubleshooting and cost-effective service of products in the field, and

•	Update other systems through seamless integration.

The Agile Business Platform

Agile’s solutions are supported by a robust technology infrastructure to insure that the applications are scalable, reliable and extensible. The n-tier, standards-based architecture of the Agile platform leverages J2EE, XML and EAI technologies to manage the product record across Agile’s solutions, and integrates that information to other applications within the enterprise. The Agile Business Platform includes the Agile Software Development Kit (SDK), Agile Application Programming Interface (API) and the Agile Integration Server.

Agile SDK—The Agile SDK extends the solutions’ capabilities by allowing the rich set of services to be tailored to meet individual customer’s requirements. Agile SDK is designed to allow Agile customers and partners to integrate Agile solutions with other enterprise-class systems, such as ERP, CAD, and CRM systems, using industry standard application integration technologies. Agile SDK comprises the Agile Application Programming Interface (API), documentation, and sample applications.

Agile Application Programming Interface—Agile API is language independent and includes support for Java, C++, and Visual Basic programming languages. Developers may write Agile API applications in their preferred computer language, which reduces training costs and speeds application development time. Agile API exposes data and processes in Agile solutions and allows developers to create a wide range of applications, in order to extend and customize the functionality of Agile solutions. The Agile API invokes the same security restrictions as the other Agile applications so that critical data can only be accessed by authorized users and data transmission within the company and outside the company takes place in a secure manner that prevents tampering. Agile API is designed to be backward compatible so companies can more easily upgrade their Agile systems.

Agile Integration Server—Agile Integration Server is an XML-based integration solution that makes the product record available to a wide variety of business applications and users both internally and across a global manufacturing network. Agile Integration Server can be used to directly share product information with other enterprise applications and to make information available to enterprise application integration and business-to-business integration systems, which can then send the data to a broad array of internal and external applications.

Initial implementations of Agile solutions typically include one or more applications, together with user licenses or subscriptions, and one or more of the integration products. The initial order may also include a third-party adapter for other existing enterprise systems of the customer. Following the initial implementation, additional user licenses and additional server modules may be purchased.

Product Technology and Architecture

Agile’s application suite is designed upon open systems based on software industry standards for scalable Internet applications. The result is a low cost, low maintenance enterprise business application suite that eliminates the need for complex custom or in-house development. Agile solutions are built on an Internet-based architecture:

•
At the core of our architecture are the application servers, which currently utilize BEA WebLogic, Microsoft Windows and Sun Solaris. The application server is the intermediary between the HTML, Java and Windows applications and the database, providing the necessary business logic and security for validation of the data. We use encryption technology licensed from RSA Security Inc. on previous versions of our products to maintain secure data when transported over the Internet.

•
The Internet client applications are HTML and Java-based and can run on versions of Microsoft Internet Explorer and Netscape Navigator. There is also a Windows application for users who prefer a Windows user interface rather than a web browser interface. Operating systems supported include Windows 98, Windows NT, Windows 2000 and Sun Solaris. We follow the Microsoft standards for the Windows clients, and Internet standards for the Java application running within Microsoft Internet Explorer and Netscape Communicator. Our products can be integrated with more than 15 enterprise resource planning systems including, among others, Peoplesoft, Oracle Applications, J.D. Edwards and SAP.

•	The database includes the Oracle database server and the Agile Internet File Server.

The solutions are enabled for both single-byte and double-byte localization, and have been localized for Chinese, French, German and Japanese. We intend to provide localization for additional languages as market needs dictate.

We have entered into platform alliances to ensure that our products are based on industry standards and to enable us to take advantage of current and emerging technologies, including alliances with Sun Microsystems, Oracle and Microsoft. To promote development, definition, adoption, promotion and implementation of open standards that can be leveraged by our solutions, we work with several industry standards organizations such as the National Institute of Standards and Technology, National Electronics Manufacturing Initiative, Institute for Interconnecting and Packaging Electronic Circuits, RosettaNet, and World Wide Web Consortium.

Product Development

Our product development objectives are to:

•	be innovative in developing solutions to remove complexity from supply chain collaboration,

•	develop solutions that require little custom code, contain reusable components and are easy to use, implement, maintain, and upgrade, and,

•	adopt industry standard technologies.

Our software development staff is divided into teams consisting of software engineers, product and program managers, software quality assurance engineers, and technical writers. Working closely with our marketing department, we determine product functionality based upon market requirements, customer feedback, technical support and field consulting. We also try to incorporate emerging technologies that will allow us to develop additional features.

We introduced our first product, Agile Configurator version 1.0, in June, 1996 and have subsequently released 16 product collaboration revisions and 5 product sourcing revisions, adding over twenty modules. In addition, we have also introduced the beta version of Product Service and Improvement. During this time, our product has evolved from a 2-tiered client-server database application to a multi-tiered application supporting HTML, Windows and Java clients. Our product development activities are focused on broadening the scalability and functionality of our solutions. We are continuing to develop and release application interfaces to allow customers to more easily integrate our solutions with other systems.

We maintain our primary development centers in San Jose, California and Scotts Valley, California. We opened development centers in Bangalore, India, Hong Kong and Suzhou, China at the end of fiscal 2002 and we expect to shift more of our development personnel to these locations over the next fiscal year to leverage cost efficiencies.

Our research and development expenses, excluding stock compensation expense, were $33.5 million, $26.5 million and $9.4 million for fiscal 2002, 2001 and 2000, respectively, and we expect to continue to invest significantly in research and development in the future.

We cannot be sure that we will complete our existing and future development efforts within our anticipated schedule or that our new and enhanced products will have the features to make them successful. If we are unable to establish our foreign development centers in a timely manner, we may not be able to maintain research and development activities while decreasing operating expenses, as planned. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new or enhanced products. In addition, these new and enhanced products may not meet the requirements of the marketplace and achieve market acceptance. Furthermore, despite testing by us, our implementation partners and our customers, errors might be found in new products or in releases after shipment, resulting in product returns, loss of revenue or delay in market acceptance and sales, diversion of development resources, injury to our reputation or increased service and warranty costs.

Customers

To date, we have licensed our products to over 800 customers. No customer accounted for more than ten percent of our total revenues in fiscal 2002, 2001 or 2000.

The following is a representative list of current customers in our targeted industry markets that to date have purchased Agile products and services:

Datacom/Telecom Equipment	Computers and Peripherals	Medical Equipment
ADC	Dell	Analogic
Ciena	Fujitsu	GE Medical
Juniper	Hitachi	Hologic
Lucent	McData	Johnson & Johnson
Sycamore Networks, Inc.	Quantum	Novoste
VISX

Electronics and Original Design Manufacturing Services Providers	Semiconductor	Semiconductor Equipment
Benchmark	Altera	Brooks-PRI Automation
Flextronics	Amkor	Credence Systems
Manufacturer’s Services Limited	Logitech	Cymer
Quanta Computer, Inc.	LSI Logic	Electroglas
Sanmina-SCI	nVidia	FSI International
Solectron	Qualcomm	Honeywell
Wistron

Consumer Electronics	Wireless & Broadband	Industrial
Echostar	DMC Stratex	Flowserve
Handspring	Harris	Flow International
Microsoft XBOX	Teleste	International Paper
Philips	Zhone Technologies	Lennox
Scientific Atlanta
TiVo

Sales and Marketing

Our sales and marketing organization is responsible for identifying and developing vertical markets on which we intend to focus, as well as for identifying and specifying product requirements communicated to us by our customers. We market and sell our products primarily through our direct sales force located at our headquarters in San Jose, California, and at regional and local sales offices in the United States and at offices in France, Germany, Japan, Taiwan and the United Kingdom. Our direct sales force consists of Major Account Executives who focus on major accounts and Account Executives who focus on specific geographic territories. Solutions consultants in regional offices provide pre-sales technical support. We also compliment our direct sales force through additional distribution channels, including non-exclusive distributors, integrators and consulting partners.

To support our direct sales efforts and to actively promote our Agile brand, we engage in a variety of marketing activities. These include co-marketing strategies with our existing business partners, targeting additional strategic relationships, managing and maintaining our web site content, advertising in industry and other publications, conducting public relations campaigns and establishing and maintaining relationships with recognized industry analysts. We also actively participate in manufacturing-related trade shows and host Agility, our user conference.

An important element of our sales strategy is to establish marketing alliances to promote sales and marketing of our products, as well as to increase product interoperability. We also pursue services alliances with consulting and integration firms to implement our software, provide customer support services, create customized customer presentations and demonstrations and endorse our products during the evaluation stage of the sales cycle. We believe that our relationships with these service providers may shorten our sales cycle because these service providers have generated and qualified sales leads, made initial customer contacts and assessed needs prior to our introduction. We currently have relationships with Deloitte Consulting, Domain Systems, Inc., PRTM, Sierra Atlantic and Strategic Information Group, Inc.

Customer Service and Support

Consulting and Implementation.    We offer services, on a fixed-price or time and materials basis, to assist in implementation planning, product installation, implementation assistance, legacy data loading and effectiveness audits. To facilitate and enhance the integration of our products, we have entered into alliances to enable integration of our products with existing design, manufacturing, finance and supply chain systems. This approach allows us to focus on our core competencies and leverage our partners’ domain knowledge, which helps reduce time to market both for our customers and us.

Customer Support.    We believe that responsive technical support is a requirement for our continued growth. We provide technical support and unspecified product upgrades on a when-and-if available basis through our annual maintenance program. Customers generally purchase the first year of maintenance and support at the time they initially license one of our products. After the initial term of the license is complete, the customer may renew support on an annual or multi-year basis. Customer support is offered by telephone, email and fax and we also offer Internet-based support that features frequently asked questions, technical alerts, product upgrades and updates, problem reporting and analysis, and self-help through our on-line knowledge base. In addition, our consulting and implementation partners provide customer support and maintenance in some instances. Revenues associated with maintenance contracts are recognized ratably over the term of the maintenance contract, which is generally 12 months.

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

Competition

The market for product chain management solutions is fragmented, rapidly changing and consolidating, and becoming increasingly competitive. We expect competition to persist and intensify, which could result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered.

We believe that our ability to compete depends on many factors both within and beyond our control, including:

•	The performance, functionality, price, reliability and speed of implementation of our solutions,

•	The timing and market acceptance of new products and product enhancements to our solutions,

•	The quality of our customer service, and

•	The effectiveness of our sales and marketing efforts.

Although we believe that we currently compete favorably as to each of these factors, the market for our solutions is still emerging and changing rapidly. In particular, we believe that we offer a suite of solutions that offers collaborative and interactive capabilities that many of our competitors do not effectively provide. However, we encounter competition with respect to different aspects of our solutions from a variety of vendors. We currently face three primary sources of competition:

•	In-house development efforts by potential customers or partners,

•	Vendors of engineering information management software, such as Dassault Systemes S.A., EDS, MatrixOne, Inc., and Parametric Technology Corporation, and

•	Potential competition from providers of enterprise software who seek to extend the functionality of their products, such as i2 Technologies, Inc., Oracle Corporation, and SAP A.G.

We may not be able to maintain our competitive position against current and potential competition, particularly competitors that have longer operating histories and significantly greater financial, technical, marketing, sales and other resources than we do and therefore may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged to gain market share to our detriment. These competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies, and offer more attractive terms to purchasers than we can. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. We also expect that competition may increase as a result of industry consolidation. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, support, technical and other resources.

Proprietary Rights

Our success and ability to compete depend upon our proprietary technology. We rely on patent, copyright, trade secret and trademark law to protect our proprietary information, and have an aggregate of 9 pending patents in the United States and other jurisdictions. We also typically enter into agreements with our employees, consultants and customers to control their access to and distribution of our software, documentation and other proprietary information. Nevertheless, a third party could copy or otherwise obtain our software or other proprietary information without authorization, or could develop software competitive to ours. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around patents that may be issued to us or our other intellectual property. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and we expect that it will become more difficult to monitor the use of our products if we increase our international presence.

We utilize database management software from Oracle. Our customers can purchase this software directly from Oracle or from us. In addition, we integrate third-party software into our products from BEA for application server technology, RSA Security Inc. for security and encryption technology, Actuate for reporting capability, Centric for CAD system integration and Cimmetry Systems for document viewing. This third-party software may not continue to be available on commercially reasonable terms. If we cannot maintain licenses to this third-party software at an acceptable cost, shipments of our products could be delayed until equivalent software could be developed or licensed and integrated into our products. We do not believe that our business could be considered to be substantially dependent on any one of these license agreements, and none of these licenses are responsible for a significant amount of our revenues.

There has been a substantial amount of litigation in the software industry regarding intellectual property rights. It is possible that, in the future, third parties may claim that we or our current or potential future products infringe their intellectual property rights. We expect that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. If our products were found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements in order to continue to be able to sell our products. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

Employees

As of April 30, 2002, we had a total of 487 employees. Of this total, 151 were in engineering, 194 were in sales and marketing, 92 were in professional services, including technical support and customer training, and 50 were in finance and administration. We also retain independent contractors to support activities such as our professional services and product development. During the three months ended April 30, 2002, we announced a restructuring program to reduce our workforce by approximately 15% or 75 employees to better align our costs to revenue. We expect the restructuring program to be completed by the third quarter of fiscal 2003. None of our employees are represented by a collective bargaining unit, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

ITEM 2.    PROPERTIES

Our headquarters are currently located in San Jose, California, consisting of approximately 136,000 square feet under leases expiring in 2005 with expansion and renewal options, of which approximately 31,000 square feet is currently sublet to tenants on short-term subleases. We lease offices for sales and service personnel in eight locations in the United States as well as in Paris, France, Munich, Germany, London, United Kingdom, Tokyo, Japan and Taipei, Taiwan. We also lease office space for three development centers in Bangalore, India, Hong Kong, Suzhou, China and Scotts Valley, California. We believe our current facilities will be adequate to meet our needs for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

On or around October 25, 2001, a stockholder class action complaint was filed in the United States District Court for the Southern District of New York against us, several of our officers and directors, and the underwriters of our initial public offering, Rennel Trading Corp. et al. v. Agile Software Corp. et al., Index No. 01-CV-9801 (SAS). The class action has been consolidated for pre-trial purposes with more than one thousand other actions, filed against more than 300 other issuers of securities, affiliated individuals, and dozens of underwriters of the securities offerings in In Re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). The plaintiffs allege that the prospectus for the initial public offering of Agile securities, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, that the underwriters had made secret arrangements for aftermarket purchases of the securities, and made arrangements for excessive and improper underwriters’ compensation in the form of increased brokerage commissions. The plaintiffs recently filed an amended complaint alleging also that the prospectus for a secondary offering of Agile securities, conducted on December 13 1999, and incorporated into a Registration Statement on Form S-1 filed with the Securities and Exchange Commission, also was materially false and misleading for the same alleged reasons. The plaintiffs allege that the Company’s stock price was artificially inflated as a result of the alleged underwriter practices. Plaintiffs attempt to state and claim violations by the Company, the individuals and the underwriters of Section 11 of the Securities Act of 1933, violations by the individual defendants and underwriters of Section 12(a)(2) of the Securities Act, and violations by the underwriters of Section 10(b) the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities Exchange Commission. The litigation is in an early phase, and no substantive rulings have been issued by the Court. We believe that we have meritorious defenses against these actions and we intend to vigorously defend them.

We are also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol “AGIL.” The price range per share reflected in the table below represents the highest and lowest sale prices for our stock for the periods set forth, as reported by the Nasdaq National Market System.

	High	Low
Fiscal 2002:
Quarter Ended April 30, 2002	$14.59	$8.52
Quarter Ended January 31, 2002	$18.75	$9.13
Quarter Ended October 31, 2001	$12.70	$7.05
Quarter Ended July 31, 2001	$24.95	$11.70

Fiscal 2001:
Quarter Ended April 30, 2001	$49.94	$9.00
Quarter Ended January 31, 2001	$88.25	$24.00
Quarter Ended October 31, 2000	$98.00	$46.56
Quarter Ended July 31, 2000	$75.50	$33.88

Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends. At June 30, 2002, there were 286 stockholders of record (there were a substantially greater number of Agile Software beneficial owners) and the price per share of our common stock was $7.27.

During fiscal 2002 we issued an aggregate of 865,000 shares of our common stock upon the exercise of outstanding options to purchase our common stock. A portion of those shares was issued pursuant to an exemption by reason of Rule 701 under the Securities Act of 1933.

On October 18, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, the Company’s option holders had the opportunity to cancel outstanding options with an exercise price in excess of $15.00 per share in exchange for new options to be granted at a future date that is at least six months and one day after the date of cancellation, which was November 19, 2001. The number of shares of common stock subject to the new options were equal to 75% of the number subject to the exchanged options. Under the exchange program, options for 4.0 million shares of our common stock were tendered and cancelled. On May 31, 2002, the grant of replacement options to participating employees was approved resulting in the issuance of options for approximately 2.5 million shares of common stock. The exercise price of each replacement option is $8.34 per share, which was the fair market value of the Company’s common stock on May 31, 2002, represented by the closing price of our common stock on the Nasdaq National Market on such date. The replacement options have terms and conditions that are substantially the same as those of the canceled options. The exchange program did not result in any additional compensation charges or variable plan accounting. Members of the Company’s Board of Directors did not participate in this program.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated statement of operations data set forth below for the fiscal years ended April 30, 2002, 2001 and 2000 and the selected consolidated balance sheet data as of April 30, 2002 and 2001 are derived from our consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, independent accountants, and are included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the fiscal years ended April 30, 1999 and 1998 and the selected consolidated balance sheet data as of April 30, 2000, 1999, and 1998 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
	Fiscal Years Ended April 30,
	2002	2001	2000	1999	1998
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues:
License	$45,141	$64,978	$21,463	$10,859	$6,102
Professional services	8,808	9,182	4,787	3,665	1,385
Maintenance	23,822	12,899	5,948	2,283	516

Total revenues	77,771	87,059	32,198	16,807	8,003

Cost of revenues:
License	3,107	3,830	1,451	819	543
Professional services	8,453	6,986	3,718	3,823	1,347
Maintenance	5,468	4,875	2,510	1,343	278
Stock compensation (recovery)	(47)	663	562	162	61

Total cost of revenues	16,981	16,354	8,241	6,147	2,229

Gross margin	60,790	70,705	23,957	10,660	5,774

Operating expenses:
Sales and marketing:
Other sales and marketing	56,318	61,951	26,657	13,495	8,070
Stock compensation	220	7,294	5,820	457	416
Research and development:
Other research and development	33,491	26,451	9,411	4,742	3,788
Stock compensation (recovery)	(189)	4,346	3,281	858	185
General and administrative:
Other general and administration	7,386	6,255	3,411	1,938	1,995
Stock compensation	298	3,749	2,182	776	194
Amortization of goodwill and other intangible assets	756	35,974	14,911	—	—
Acquired in-process technology	—	—	1,300	—	—
Impairment of goodwill and other intangible assets	—	55,224	—	—	—
Merger related expenses (benefit)	(835)	4,985	—	—	—
Restructuring and other charges	6,257	—	—	—	—

Total operating expenses	103,702	206,229	66,973	22,266	14,648

Loss from operations	(42,912)	(135,524)	(43,016)	(11,606)	(8,874)

Other income (expense):
Interest and other income (expense), net	10,158	18,749	7,823	178	(68)
Impairment of investments	(1,446)	(8,561)	—	—	—

Loss before provision for income taxes	(34,200)	(125,336)	(35,193)	(11,428)	(8,942)
Provision for income taxes	343	—	—	—	—

Net loss	$(34,543)	$(125,336)	$(35,193)	$(11,428)	$(8,942)

Net loss per share:
Basic and diluted	$(.73)	$(2.74)	$(1.14)	$(1.94)	$(2.10)

Weighted average shares(1)	47,451	45,703	30,967	5,904	4,258

	As of April 30,
	2002	2001	2000	1999	1998
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$285,549	$300,525	$299,875	$10,003	$2,160
Working capital (deficit)	267,706	293,705	294,251	4,174	(930)
Total assets	319,064	355,191	430,801	17,948	7,531
Long-term obligations(2)	39	134	1,015	3,224	782
Stockholders’ equity	286,631	313,640	412,646	3,291	177

(1)	Reflects the two-for-one stock split effective March 2000.
(2)	As of April 30, 2002 and 2001, long term debt of $39,000 and $134,000, respectively, have been classified in the related balance sheet as current.

ITEM 7.    MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties, and we undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this report. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ materially from those reflected in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed in “Other Factors Affecting Operating Results” and “Liquidity and Capital Resources” below, as well as Risk Factors included in this Annual Report on Form 10-K. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

Overview

We develop and market product chain management solutions to help companies work internally and with their suppliers and customers to build better, more profitable products faster. We believe that our products reduce time-to-volume and cost of goods sold and improve customer responsiveness and product quality. Our solutions manage the system of record for a company’s products and provide business applications for critical communication and collaboration about the product record among manufacturers, outsourced manufacturing providers, suppliers and customers. Our products help companies manage complex supply chains, as well as globally dispersed engineering, manufacturing, sales and distribution functions. We were founded in March 1995 and in June 1996 we began selling our first products and delivering related services. We currently license our products in the United States through our direct sales force, and in Europe, Japan and Asia-Pacific both through our direct sales force and distributors. To date, international revenues have been growing as we have expanded our international sales force. Revenues from foreign customers were approximately 14% of total revenues in fiscal 2002. Revenues from foreign customers were less than 10% of total revenues for fiscal 2001 and 2000.

Customers who license our software products receive a license for our application servers, one or more user licenses, and adapters provided by third parties to connect with the customer’s other existing enterprise systems. Our customers generally purchase a limited number of user licenses at the time of the initial license of the software products and may purchase additional user licenses as needed. Customers may purchase implementation services from us. These professional services are generally provided on a fixed-price or time-and-materials basis and may be provided by third-party consulting organizations. We also offer fee-based training services to our customers. As of April 30, 2002, over 98% of our customers who license our products purchase maintenance contracts, which provide unspecified software upgrades on a when-and-if available basis, and technical support over a stated term, which is generally a twelve-month period. Over 90% of our existing customers had renewed their maintenance contracts as of April 30, 2002. We may not be able to maintain or continue these rates of purchases or renewals of maintenance agreements.

As a result of unfavorable global economic conditions and a reduction in information technology spending around the world, during the fourth quarter of 2002, we announced a worldwide restructuring program to reduce expenses to align our operations and cost structure with market conditions. During the fourth quarter of 2002, we recorded $6.3 million of restructuring and other charges associated with the worldwide restructuring plan. Our restructuring plan and associated costs consisted of $2.4 million for severance benefits and other associated costs resulting from our reduction in personnel, which included $447,000 in stock compensation charges, $729,000 to downsize and close excess facilities, $902,000 relating to write-down of leasehold improvements and prepaid software licenses resulting from discontinued projects, and $2.2 million of charges related to the write down of impaired assets primarily comprised of prepaid software licenses used in our products. Management estimates that the restructuring will result in annualized cost reductions of approximately $12.0 million in salary and benefit costs and $263,000 in facility costs.

The restructuring plan resulted in the termination of employment of approximately 15% of our worldwide headcount or 75 personnel. The terminations were made across all business functions and geographic regions. Costs resulting from the restructuring included severance benefits, notice pay and out-placement services. All termination benefits were communicated to the affected employees on April 30, 2002.

We have incurred quarterly and annual losses in each of the years since we were formed and we expect to continue to incur quarterly and annual losses in the near term. We incurred losses of $34.5 million and $125.3 million in fiscal year 2002 and 2001, respectively. As of April 30, 2002, we had an accumulated deficit of approximately $221.6 million. We expect to continue to incur significant sales and marketing, research and development, general and administrative expenses and stock compensation expenses, resulting in continued operating losses for the foreseeable future. Accordingly, in order to achieve profitability, we will need to increase our revenues significantly.

Use of Estimates and Critical Accounting Policies

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenues, loss from operations, and net loss, as well as on the value of certain assets on our balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance, as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition, allowance for doubtful accounts, impairment of long-lived assets and restructuring reserves. These policies are described in detail below. In addition, please refer to Note 1 to the accompanying financial statements for further discussion of our accounting policies.

In addition to the estimates and assumptions that we use to prepare our historical financial statements, we monitor our sales pipeline in order to estimate the timing and amount of future revenues. If we are unable to properly estimate the timing and amount of revenues, our future operations could be significantly impacted. Our sales pipeline may not consistently relate to revenues in a particular period, as the data upon which the assumptions and estimates were made by management may change. For example, the current economic slowdown has resulted in reduced information technology spending that has caused customers to delay and reduce purchasing decisions. Accordingly, it has been harder to close contracts with customers, the size of the transactions have decreased, and many of our license contracts are pushed to the very end of the quarter, making it difficult for us to forecast revenues for the quarter, and adjust spending to respond to variations in revenue growth during the quarter, all of which has adversely affected our business, financial condition and results of operations.

Revenue Recognition

We recognize revenue in accordance with Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” We recognize license revenues when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable, delivery of the product has occurred and the customer has accepted the product (including the expiration of an acceptance period) if the terms of the contract include an acceptance requirement. In the event that we grant a customer the right to specified upgrades and vendor-specific objective evidence of fair value exists for such upgrades, we defer license revenue in an amount equal to this fair value until we have delivered the specified upgrade. If vendor-specific objective evidence of fair value does not exist, then we defer recognition of the entire license fee until we deliver the specified upgrade. We provide allowances for estimated returns at the time we deliver the product, based upon our historical level of returns. If professional services were essential to the functionality of the other elements of the arrangement, we would defer recognition of revenue until we had satisfied our professional services obligations. To date, professional services have not been essential to the functionality of the other elements, and thus have been accounted for separately.

We consider a non-cancelable agreement signed by us and the customer to be evidence of an arrangement. Delivery is considered to occur when media containing the licensed programs is provided to a common carrier, or the customer is given electronic access to the licensed software. Our typical end user license agreements do not contain acceptance clauses. We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment. If the fee is not fixed or determinable, we recognize revenue as the amounts become due and payable. Probability of collection is based upon our assessment of the customer’s financial condition through review of their current financial statements or credit reports. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as payments become due. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. If we determine that collection is not probable, we defer the revenue and recognize the revenue upon cash collection.

When our software licenses contain multiple elements, we allocate revenue to each element based on the relative fair values of the elements. Multiple element arrangements generally include post-contract support (PCS or support), software products, and in some cases, service. Revenue from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as PCS, based on the relative fair values of the elements specific to us. Our determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence, which is generally determined by sales of the same element or service to third parties or by reference to a renewal rate specified in the related arrangement.

Where vendor-specific objective evidence of fair-value exists for all undelivered elements, but evidence does not exist for one or more delivered elements, we account for the delivered elements in accordance with the “Residual Method” prescribed by SOP 98-9. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. In most cases, the bundled multiple elements include PCS and the software product. In such cases, when vendor-specific objective evidence of fair value exists for all of the undelivered elements (most commonly PCS), the residual amount is recognized as revenue and the PCS is recognized ratably over the PCS term, which is typically 12 months.

Revenues from professional services consist of training and implementation services. Training revenues are recognized as the services are performed. Professional services are not essential to the functionality of the other elements of the arrangement and are accounted for separately. Professional services are recognized as the services are performed for time and materials contracts or upon acceptance on fixed price contracts. A provision for estimated losses on fixed-price professional services contracts is recognized in the period in which the loss becomes known.

A customer typically prepays maintenance revenues for the first 12 months and the related maintenance revenues are recognized ratably monthly over the term of the maintenance contract, which is generally 12 months. Maintenance contracts include the right to unspecified upgrades on a when-and-if available basis, and ongoing support.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on our receivables. A considerable amount of judgment is required when we assess the realization of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required.

Impairment of Long-lived Assets

We regularly review all of our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Management assesses the impairment of long-lived assets, identifiable intangibles and related goodwill periodically in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of. Impairment of enterprise level goodwill is also assessed periodically in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 17, Intangible Assets. We perform an impairment review whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, or a significant decline in our market capitalization relative to net book value. When we determine an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, any impairment is measured based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. We use significant judgment in the development of projected cash flows for this purpose, including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenues and expenses. We have recorded significant impairment charges for goodwill and intangible assets in the past; however, as of April 30, 2002, we had no remaining goodwill balances.

Investments

We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations. For these investments, we regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets might be impaired. We have recorded impairment charges for these investments in the past and to the extent that events or circumstances cause our assumptions to change, additional charges may be required which could be material.

Prepaid Software License Fees

Prepaid software license fees are paid to third party software developers under development arrangements for technology integrated into our products. We amortize the prepaid license fees to cost of revenues based upon the actual number of units we ship or net revenue earned over the period of the agreement with the third party developer. Management evaluates the future realization of such costs quarterly and charges to operations any amounts that management deems unlikely to be fully realized through future sales. Such costs are classified as current and noncurrent assets based upon estimated product release date.

During the quarter ended April 30, 2002, we determined that the carrying value of certain prepaid software license fees exceeded their net realizable value as a result of a revised forecast of future revenues prepared during the quarter showing lower than anticipated product sales. Accordingly, a charge of approximately $1.7 million is included in the statement of operations under restructuring and other charges for the fourth quarter ended April 30, 2002 to reflect the write-down of the prepaid software license fees to its estimated net realizable value. In addition, we wrote-off approximately $693,000 of certain non-refundable prepaid software license fees used in one of our cancelled projects as a result of the restructuring plan discussed below. To the extent that events or circumstances cause our assumptions to change, additional charges may be required which could be material.

Restructuring Reserves

In the fourth quarter of fiscal 2002, we announced a worldwide restructuring and established reserves for severance and other associated costs incurred as a result of our reduction in personnel and against outstanding lease commitments for properties that we intend to vacate. These future estimated lease obligations include rent, and utilities and have been reduced by estimated sublease income. These estimates will be reviewed and revised quarterly and may result in an increase to restructuring expense should we not be able to lease the properties in a reasonable period or at a rate significantly different than estimated.

Acquisitions

On November 23, 1999, we acquired Digital Market, Inc. (“DMI”) in a transaction accounted for as a purchase business combination. We paid $20.0 million in cash and issued 1,202,018 shares of our Common Stock valued at $75.7 million or $62.95 per share based upon the average price of our Common Stock two days before, day of and two days after the transaction measurement date. In addition, we also assumed all unvested outstanding stock options granted by DMI. The estimated fair value of the assumed options was $5.6 million, and was included as a component of the purchase price. The fair value of the options was estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free rate of 5.96%, expected life of 2 to 4 years, expected dividend rate of 0%, and volatility of 85%. We incurred $1.2 million in acquisition expenses, including financial advisory and legal fees and other direct transaction costs resulting in an adjusted aggregate purchase price of $102.5 million.

The total acquisition price of $102.5 million was allocated to the assets acquired, including tangible and intangible assets, and liabilities assumed based upon the fair value of such assets and liabilities on the date of the acquisition. The total purchase costs of the acquisition was allocated to assets and liabilities based on management’s estimates of their fair value and an independent appraisal of certain intangible assets, with the excess costs over the net assets acquired allocated to goodwill. The aggregate purchase price was allocated as follows (in thousands):

Net tangible liabilities	$(6,659)
In-process technology	1,300
Existing technology	1,850
Trademark	150
Assembled workforce	2,100
Goodwill	103,776

$102,517

The net tangible liabilities consisted primarily of cash and cash equivalents, accounts receivable, property and equipment, accounts payable and other liabilities and notes payable. Because the in-process technology had not reached the stage of technological feasibility at the acquisition date and had no alternative future use, the amount was immediately charged to operations. The amount allocated to existing technology, trademark and assembled workforce was being amortized over the estimated useful lives of three years. The purchase price in excess of identified tangible and intangible assets was allocated as goodwill. As a result of the rapid technological changes occurring in the software and Internet industries, goodwill was being amortized over the estimated useful life of three years. The valuation of the intangible assets was been determined using management’s assumptions and a valuation report from an independent appraiser.

During fourth quarter of fiscal 2001, management performed an impairment assessment of the identifiable intangibles and goodwill recorded upon the acquisition of DMI. This assessment was performed primarily as a result of the decision by management in February 2001 to discontinue the further development of the products acquired in the DMI acquisition. As a result of the assessment, an impairment charge of $55.2 million was recorded to reduce the carrying value of developed technology and goodwill. The charge was determined based upon our estimated discounted cash flows using a discount rate of 25%. The assumptions supporting such cash flows including the discount rate were determined using management’s best estimates.

Stock Options and Warrants

In connection with certain employee and consultant stock option grants, we have recorded unearned stock compensation totaling $35.3 million through April 30, 2002, of which $4.0 million remains to be amortized. For employees, unearned stock compensation represents the difference between the option price and the deemed fair value of our common stock on the date of grant and is reported as unearned stock compensation, a component of stockholders’ equity. Unearned stock compensation is amortized through charges to operations over the vesting period of the options, which is generally five years, consistent with the accelerated amortization method as described in Financial Accounting Standards Board, or FASB, Interpretation No. 28. Stock compensation expense for employees and consultants was $282,000, $16.1 million and $11.8 million for fiscal 2002, 2001 and 2000, respectively. During the third quarter of fiscal 2002, stock option cancellations exceeded the total amortization expense for the period. The amounts credited represents the reversal of accelerated amortization recorded on such unvested and cancelled options.

Included in deferred stock compensation, is approximately $11.7 million associated with options granted in the third quarter of fiscal 2000 to certain DMI employees who remained our employees after the acquisition. The option grants were made at exercise prices below market price to purchase 269,144 shares of our common stock. We amortized the associated deferred stock compensation balance over the options vesting period of 18 months which concluded in fiscal 2001.

In connection with certain options granted to consultants in fiscal 2000, we re-value the unvested options using the Black-Scholes option-pricing model at each balance sheet date as prescribed by SFAS No. 123. As a result, stock compensation will fluctuate as the fair value of our stock fluctuates through fiscal 2005. We calculated the fair value of the unvested options subject to variable accounting, at $495,000 as of April 30, 2002, using the following underlying assumptions: expected volatility of 100%, risk-free interest rate of 4.25% and option terms of two to four years.

In September 2000, in connection with a marketing alliance with a third party, we issued a warrant to purchase 50,000 shares of our common stock at an exercise price of $67.05 per share, the fair value of our common stock on the date of the agreement. We recorded a charge of $2.0 million representing the fair value of the warrant, estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free rate of 5.75%, expected life of 3 years, expected dividend rate of 0%, and volatility of 80%. Such amount is presented as a reduction of stockholders’ equity and is being amortized to sales and marketing expense over the three-year life of the marketing alliance.

The warrant was granted on a non-contingent basis and vested immediately. The warrant is not subject to repurchase, nor does it require substantial performance for the third party to exercise. The marketing alliance is a three-year non-exclusive cooperative agreement, which is designed to enhance our and the third party’s potential revenues in their respective areas, and credibility in collaborative manufacturing commerce without constraining each other’s business. We will each be responsible for our own cost and expenses in performing joint marketing sales activities.

On October 18, 2001, we announced a voluntary stock option exchange program for our employees. Under the program, our option holders had the opportunity to cancel outstanding options with an exercise price in excess of $15.00 per share in exchange for new options to be granted at a future date that is at least six months and one day after the date of cancellation, which was November 19, 2001. The number of shares of common stock subject to the new options was equal to 75% of the number subject to the exchanged options. Under the exchange program, options for 4.0 million shares of our common stock were tendered and cancelled. On May 31, 2002, we issued options to purchase approximately 2.5 million shares of common stock to replace the tendered options. The exercise price of each replacement option is $8.34 per share, which was the fair market value of our common stock on May 31, 2002, represented by the closing sale price on such date on the Nasdaq National Market. The replacement options have terms and conditions that are substantially the same as those of the canceled options. The exchange program did not result in any additional compensation charges or variable plan accounting. Members of our Board of Directors did not participate in this program.

On March 17, 2000, the Board of Directors authorized a two-for-one stock split of our common stock, in the form of a stock dividend. The financial information included in this report has been restated to give effect to the stock split.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total revenues.

	Fiscal Year Ended April 30,
	2002	2001	2000
Revenues:
License	58%	75%	67%
Professional services	11	10	15
Maintenance	31	15	18

Total revenues	100	100	100

Cost of revenues:
License	4	4	5
Professional services	11	8	11
Maintenance	7	6	8
Stock compensation	—	1	2

Total cost of revenues	22	19	26

Gross margin	78	81	74

Operating expenses:
Sales and marketing
Other sales and marketing	72	71	83
Stock compensation	—	8	18
Research and development
Other research and development	43	31	29
Stock compensation	—	5	10
General and administrative
Other general and administration	9	7	11
Stock compensation	—	4	7
Amortization of goodwill and other intangible assets	1	41	46
Acquired in-process technology	—	—	4
Impairment of goodwill and other intangible assets	—	64	—
Merger related expenses (benefit)	(1)	6	—
Restructuring and other charges	8	—	—

Total operating expenses	132	237	208

Loss from operations	(54)	(156)	(134)
Other income (expenses):
Interest and other income, net	13	22	25
Impairment of investments	(2)	(10)	—

Loss before provision for income taxes	(43)	(144)	(109)
Provision for income taxes	(1)	—	—

Net loss	(44)%	(144)%	(109)%

Comparison of Fiscal Years Ended April 30, 2002 and 2001

Revenues

Our total revenues were $77.8 million in fiscal 2002, a decrease of $9.3 million, or 11%, compared to $87.1 million in fiscal 2001. We had no customer that accounted for more than 10% of our total revenues in fiscal 2002 or fiscal 2001. Our international revenues were derived primarily from sales in Europe, Asia Pacific, and Japan.

Revenues from foreign customers were approximately 14% of total revenues in fiscal 2002. Revenues from foreign customers were less than 10% of total revenues in fiscal 2001 and 2000 The increase in foreign revenues as a percentage of total revenues was primarily the result of increased sales in Europe and Japan.

License Revenues.    Our license revenues were $45.1 million in fiscal 2002, a decrease of $19.8 million, or 31%, compared to $65.0 million in fiscal 2001. License revenues as a percentage of total revenues were 58% in fiscal 2002 and 75% in fiscal 2001. The decrease in license revenues was due to lower average sales prices and a lower number of license sales resulting from the economic slowdown and significant decline in information technology spending that has impacted our license sales during most of fiscal 2002. The current economic slowdown and reduction in technology spending may continue to impact our business for the next quarter and possibly longer.

Professional Services Revenues.    Our professional services revenues were $8.8 million in fiscal 2002, a decrease of $374,000, or 4%, compared to $9.2 million in fiscal 2001. Professional services revenues as a percentage of total revenues were 11% in fiscal 2002 and 10% in fiscal 2001. The slight decrease in professional services revenues was the result of the lower number of new license transactions in fiscal 2002, which reduced the number of service implementations we performed.

Maintenance Revenues.    Our maintenance revenues were $23.8 million in fiscal 2002, an increase of $10.9 million, or 85%, compared to $12.9 million in fiscal 2001. Maintenance revenues as a percentage of total revenues were 31% in fiscal 2002 and 15% in fiscal 2001. The increase in maintenance revenues in absolute dollars and as a percentage of total revenues was due primarily to maintenance contract renewals on our larger customer base. We expect that maintenance revenues will continue to increase on an absolute basis, but at a decreasing rate than previously, as maintenance contract renewals slow as the growth in our customer base has slowed during fiscal 2002. Due to the current economic environment, we believe that we may be unable to maintain historical contract renewal rates and may experience reductions in size of contract renewals.

Cost of Revenues

Cost of License Revenues.    Our cost of license revenues includes license fees due to third parties for integrated technology, the cost of manuals and product documentation, production media used to deliver our products and packaging costs. Cost of license revenues was $3.1 million in fiscal 2002, a decrease of $723,000, or 19% compared to $3.8 million in fiscal 2001. Cost of license revenues as a percentage of license revenues were 7% in fiscal 2002 and 6% in fiscal 2001. The decrease in cost of license revenues in absolute dollars was due primarily to a decrease in license fees paid to third parties on third-party software integrated into our products as a result of the overall decrease in our license revenues. We expect the cost of license revenues in absolute dollars to track with the increase or decrease in our overall license revenues. Future versions of our product suite will include more third party imbedded software than prior versions, which we expect will cause the cost of license revenue as a percentage of license revenue to increase.

Cost of Professional Services Revenues.    Our cost of professional services revenues includes salaries and related expenses for the implementation and training services organizations, costs of third parties contracted to provide implementation services to customers and an allocation of our overhead expenses, including rent, information technology and other overhead expenses. Cost of professional services revenues was $8.5 million in fiscal 2002, an increase of $1.5 million, or 21%, compared to $7.0 million in fiscal 2001. Cost of professional services revenues as a percentage of professional services revenues was 96% in fiscal 2002 and 76% in fiscal 2001. The increase in cost of professional services revenues as a percentage of professional services revenue was due to lower employee utilization and higher fixed costs. The increase in cost of professional services revenues in absolute dollars was due to increased professional services personnel hired to support anticipated revenue growth.

The cost of professional services can fluctuate depending upon whether more or less of the professional services are provided to our customers by us rather than by third-party service providers. In certain periods in the past, our cost of professional services revenues exceeded our professional services revenues, primarily because the actual cost of providing the services, whether provided internally or through third parties, exceeded the fixed price payment received from some of our customers. It is possible that in future periods our cost of professional services revenues will exceed our professional services revenues.

Cost of Maintenance Revenues.    Our cost of maintenance revenues includes salaries and related expenses for the customer support organization and an allocation of our overhead expenses, including rent, information technology and other expenses. Cost of maintenance revenues also includes support fees and upgrade fees paid to third party technology on our installed base. Cost of maintenance revenues was $5.5 million for fiscal 2002, an increase of $593,000, or 12%, compared to $4.9 million for fiscal 2001. Cost of maintenance revenues as a percentage of maintenance revenues was 23% in fiscal 2002 and 38% in fiscal 2001. The decrease in cost of maintenance revenues as a percentage of maintenance revenue was due to higher employee utilization resulting from the high renewal rate within our existing customer base. The increase in cost of revenue in absolute dollars was due to hiring and training additional personnel needed to support our increased customer base. We expect the cost of maintenance revenues to increase on an absolute basis and as a percentage of maintenance revenues as we continue to invest in infrastructure to support our larger customer base. We also expect to incur an increase in cost of maintenance revenues as a result of paying expected higher upgrade and support fees to third party integrated software providers as our customer base upgrades to the next version of our product suite.

Operating Expenses

We classify all charges to operating expense categories based on the nature of the expenditures. Although each category includes expenses that are unique to the category type, there are common recurring expenditures that are typically included in all operating expenses categories, such as salaries, employee benefits, incentive compensation, bonuses, travel costs, telephone, communication, rent and allocated facilities costs and professional fees. The sales and marketing category of operating expenses includes additional expenditures specific to the marketing group, such as public relations and advertising, trade shows, marketing collateral materials, and customer user group meetings and expenditures specific to the sales group, such as commissions. To date, all software development costs in research and development have been expensed as incurred. Also included in our operating expenses is the amortization of stock compensation described below.

Sales and Marketing.    Sales and marketing expenses, excluding stock compensation, were $56.3 million in fiscal 2002, a decrease of $5.6 million, or 9%, compared to $62.0 million in fiscal 2001. Sales and marketing expenses, excluding stock compensation, as a percentage of total revenues were 72% in fiscal 2002 and 71% in fiscal 2001. The decrease in sales and marketing expenses on an absolute basis and as a percentage of revenues was due primarily to lower incentive compensation due to lower license revenues, lower travel and entertainment expenses in response to the terrorist attacks of September 11, 2001, and lower outside consulting on new marketing programs. We anticipate that our sales and marketing expenses will decrease in absolute dollars and as a percentage of sales due to lower headcount resulting from the restructuring program discussed above.

Research and Development.    Research and development expenses, excluding stock compensation, were $33.5 million in fiscal 2002, an increase of $7.0 million, or 27%, compared to $26.5 million in fiscal 2001. Research and development expenses, excluding stock compensation, as a percentage of total revenues were 43% in fiscal 2002 and 31% in fiscal 2001. The increase in research and development expenses on an absolute basis and as a percentage of revenues was due to the increase in the number of our software developers, quality assurance personnel and outside contractors needed to support our product development, and the documentation and testing activities related to the development and release of the latest versions of our products. We anticipate that research and development expenses will remain at current levels for the first half of fiscal 2003 as we ramp up our new offshore development centers in India and China, and then decline as the impact of these lower cost centers is realized.

General and Administrative.    General and administrative expenses, excluding stock compensation, were $7.4 million in fiscal 2002, an increase of $1.1 million, or 18%, compared to $6.3 million in fiscal 2001. General and administrative expenses, excluding stock compensation, as a percentage of total revenues were 9% in fiscal 2002 and 7% in fiscal 2001. The increase in general and administrative expenses in absolute dollars and as a percentage of revenues was due to hiring additional finance, legal and administrative personnel to support the growth of our business during that period. We expect that general and administrative expenses will increase slightly on an absolute basis and as a percentage of sales due to an increase in general and administrative personnel.

Amortization of Stock Compensation.    We recognized amortization of stock compensation of $282,000 in fiscal 2002 and $16.1 million in fiscal 2001. Stock compensation decreased in fiscal 2002 as deferred stock compensation associated with certain DMI employee options had been fully amortized by the end of the fiscal 2001 and no related amortization was recorded in fiscal 2002. Stock compensation also decreased due to higher stock option cancellations in fiscal 2002 which resulted in the reversal of accelerated amortization recorded on such unvested and cancelled options in prior periods.

As of April 30, 2002, we had an aggregate of approximately $4.0 million of deferred stock-based compensation remaining to be amortized.

Amortization of Intangible Assets.    Of the $102.5 million purchase price for Digital Market, Inc., $103.8 million was allocated to goodwill and $4.1 million was allocated to intangible assets, both of which were being amortized over a period of 3 years. We amortized $756,000 of purchased intangibles in fiscal 2002 and $36.0 million of goodwill and intangibles in fiscal 2001.

Impairment of Goodwill and Other Intangibles.    During the fourth quarter of fiscal 2001, we performed an impairment assessment of the identifiable intangibles and goodwill recorded upon the acquisition of DMI. This assessment was performed primarily as a result of management’s decision in February 2001 to discontinue the further development of the products acquired in the DMI acquisition. As a result of the assessment, we recorded a $55.2 million impairment charge to reduce the carrying value of developed technology and goodwill. The charge was determined based upon our estimated discounted cash flows using a discount rate of 25%. The assumptions supporting such cash flows including the discount rate were determined using management’s best estimates.

Merger Related Expenses (benefit).    In the fourth quarter of fiscal 2001, we accrued $5.0 million for financial advisory and professional fees that we estimated we would incur in connection with a proposed merger with Ariba, Inc., that was subsequently terminated during that quarter. The accrual was management’s best estimate of its obligation for such fees at that time. As of July 31, 2001, we had incurred actual costs of $4.2 million and we had no remaining liability related to the terminated merger. As a result, we recorded a reduction of merger related expenses of $835,000 during the three months ended July 31, 2001, which was included in the statement of operations.

Restructuring and Other Charges.    As a result of unfavorable global economic conditions and a reduction in information technology spending around the world, during the fourth quarter of 2002, we announced a worldwide restructuring program to reduce expenses to align our operations and cost structure with market conditions. During the fourth quarter of 2002, we recorded $6.3 million of restructuring charges associated with the worldwide restructuring plan. Our restructuring plan and associated costs consisted of $2.4 million for severance benefits and other associated costs resulting from our reduction in personnel, which included $447,000 in stock compensation charges $729,000 to downsize and close excess facilities, $902,000 relating to write-down of leasehold improvements and prepaid software licenses resulting from discontinued projects, and $2.2 million of charges related to the write down of impaired assets primarily comprised of prepaid software licenses used in our products.

Interest and Other Income (Expense), Net.    Interest and other income (expense), net was $10.2 million for fiscal 2002 compared to $18.7 million for fiscal 2001. The decrease in interest income was due principally to declining interest rates and lower average cash and investment balances.

Impairment of Investments.    During the first quarter of fiscal 2002, we determined that certain investments that we had made in privately held companies had incurred a decline in value that was considered other than temporary and we recorded a charge of $1.4 million in our results of operations to write down the investments to their estimated fair values. The comparative recorded charge in fiscal 2001 was $8.6 million. In June 2002, we were notified that one of the companies in which we have made an equity investment would cease doing business. Accordingly, we expect to take an impairment charge of approximately $1.0 million in the first quarter of fiscal 2003. As of April 30, 2002, we had $3.5 million of investments in equity instruments of privately held companies. See Note 4 and Note 11 of the notes to consolidated financial statements for more detailed information.

Income Taxes.    Other than the provision for foreign taxes in fiscal 2002, no provision for income taxes has been recorded since our inception because we have incurred net losses in all periods. As of April 30, 2002, we had net operating loss carryforwards for federal income tax reporting purposes of approximately $110.4 million that expire in various amounts beginning in fiscal 2011. We also had net operating loss carryforwards for state income tax reporting purposes of approximately $59.3 million that expire in various amounts beginning in fiscal 2004. The U.S. tax laws contain provisions that limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events, including a significant change in ownership interests. We had deferred tax assets, including our net operating loss carryforwards and tax credits of approximately $55.7 million as of April 30, 2002. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance. During fiscal 2002, the Company incurred income tax expense of $343,000, primarily attributable to its international subsidiaries. See Note 7 of the notes to consolidated financial statements.

Comparison of Fiscal Years Ended April 30, 2001 and 2000

Revenues

Our total revenues were $87.1 million in fiscal 2001, an increase of $54.9 million, or 170%, compared to $32.2 million in fiscal 2000. We had no customer that accounted for more than 10% of our total revenues in fiscal 2001 or fiscal 2000.

License Revenues.    Our license revenues were $65.0 million in fiscal 2001, an increase of $43.5 million, or 203%, compared to $21.5 million in fiscal 2000. License revenues as a percentage of total revenues were 75% in fiscal 2001 and 67% in fiscal 2000. The increase in license revenues was due to software licensed to new customers and additional software licensed to existing customers resulting from increased market acceptance of our suite of products.

Professional Services Revenues.    Our professional services revenues were $9.2 million in fiscal 2001, an increase of $4.4 million, or 92%, compared to $4.8 million in fiscal 2000. Professional services revenues as a percentage of total revenues were 10% in fiscal 2001and 15% in fiscal 2000. The increase in professional services revenues in absolute dollars reflects increased license revenues and an increased range of services, consisting of additional data migration and integration services. The decrease in professional services revenues as a percentage of total revenues is due to the increased percentage of professional services that were provided by third party implementers who invoiced the customer directly.

Maintenance Revenues.    Our maintenance revenues were $12.9 million in fiscal 2001, an increase of $7.0 million, or 117%, compared to $5.9 million in fiscal 2000. Maintenance revenues as a percentage of total revenues were 15% in fiscal 2001 and 18% in fiscal 2000. The increase in maintenance revenues in absolute dollars reflects increased sales of licenses of our products. The decrease in maintenance revenues as a percentage of total revenues was due to a higher proportion of license revenues to total revenues resulting from increased market acceptance of our products.

Cost of Revenues

Cost of License Revenues.    Cost of license revenues, excluding stock compensation, was $3.8 million in fiscal 2001, an increase of $2.4 million, or 164% compared to $1.5 million in fiscal 2000. Cost of license revenues as a percentage of license revenues was 6% in fiscal 2001 and 7% in fiscal 2000. The increase in the cost of license revenue in absolute dollars reflects increased expenses associated with licenses due to third parties for software used in our products. Cost of license revenues as a percentage of total license revenues decreased as add-on licenses, which have a higher gross margin than initial customer licenses, have increased as a percentage of total license revenues.

Cost of Professional Services Revenues.    Cost of professional services revenues, excluding stock compensation, was $7.0 million in fiscal 2001, an increase of $3.3 million, or 88%, compared to $3.7 million in fiscal 2000. Cost of services revenues as a percentage of services revenues was 76% in fiscal 2001 and 78% in fiscal 2000. The increase in cost of professional services revenues in absolute dollars was due to increased professional services personnel necessary to support our increased customer base. The decrease in cost of professional services revenues as a percentage of professional services revenues was due to economies of scale realized as a result of increased management personnel and experienced professional services personnel.

Cost of Maintenance Revenues.    Cost of maintenance revenues, excluding stock compensation, was $4.9 million for fiscal 2001, an increase of $2.4 million, or 94%, compared to $2.5 million for fiscal 2000. Cost of maintenance revenues as a percentage of maintenance revenues was 38% in fiscal 2001 and 42% in fiscal 2000. The increase in cost of maintenance revenues in absolute dollars was due to hiring and training a support organization needed in connection with our increased customer base during these periods. The decrease in cost of maintenance revenues as a percentage of maintenance revenues was due to economies of scale realized as a result of increased management personnel and experienced maintenance personnel.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses, excluding stock compensation, were $62.0 million in fiscal 2001, an increase of $35.3 million, or 132%, compared to $26.7 million in fiscal 2000. Sales and marketing expenses, excluding stock compensation, as a percentage of total revenues were 71% in fiscal 2001 and 83% in fiscal 2000. The increase in sales and marketing expenses reflects significant personnel-related expenses such as salaries, benefits and commissions, recruiting fees, travel expenses and related costs of hiring sales management, sales representatives, sales engineers and marketing personnel.

Research and Development.    Research and development expenses, excluding stock compensation, were $26.5 million in fiscal 2001, an increase of $17.0 million, or 181%, compared to $9.4 million in fiscal 2000. Research and development expenses, excluding stock compensation, as a percentage of total revenues were 31% in fiscal 2001 and 29% in fiscal 2000. The absolute dollar increase in research and development expenses was due to the increase in the number of our software developers, quality assurance personnel and outside contractors to support our product development, documentation and testing activities related to the development and release of the latest versions of our products.

General and Administrative.    General and administrative expenses, excluding stock compensation, were $6.3 million in fiscal 2001, an increase of $2.8 million, or 83%, compared to $3.4 million in fiscal 2000. General and administrative expenses, excluding stock compensation, as a percentage of total revenues were 7% in fiscal 2001 and 11% in fiscal 2000. The absolute dollar increase in costs was due to hiring additional finance, executive and administrative personnel to support the growth of our business during that period.

Amortization of Stock Compensation.    During fiscal 2001, fiscal 2000 and fiscal 1999 we recorded a total of approximately $37.3 million of unearned stock compensation. We recognized amortization of stock compensation of $16.1 million in fiscal 2001, and $11.8 million in fiscal 2000.

Amortization of Intangible Assets.    Of the $102.5 million purchase price for Digital Market, Inc., $103.8 million was allocated to goodwill and $4.1 million was allocated to intangible assets, both of which were being amortized over a period of 3 years. We amortized $36.0 million of goodwill and intangibles in fiscal 2001.

Acquired In-process Technology.    Of the $102.5 million purchase price for Digital Market, Inc., $1.3 million was allocated to in-process research and development, which was expensed in full upon completion of the acquisition in November 2000. Please see Note 5 of the notes to the consolidated financial statements for a more detailed discussion of the charge for in-process research and development.

Impairment of Goodwill and Other Intangibles.    During the fourth quarter of fiscal 2001, we performed an impairment assessment of the identifiable intangibles and goodwill recorded upon the acquisition of DMI. This assessment was performed primarily as a result of management’s decision in February 2001 to discontinue the further development of the products acquired in the DMI acquisition. As a result of the assessment, we recorded a $55.2 million impairment charge to reduce the carrying value of developed technology and goodwill. The charge was determined based upon our estimated discounted cash flows using a discount rate of 25%. The assumptions supporting such cash flows including the discount rate were determined using management’s best estimates.

Merger Related Expenses.    On January 29, 2001, we signed a definitive agreement to be acquired by Ariba, Inc., (“Ariba”) a business-to-business eCommerce solutions provider. However, on April 2, 2001, Ariba and Agile mutually agreed to terminate the proposed merger without payment of any termination fees due to the challenging economic and market conditions. We accrued $5.0 million for financial advisors and other professional fees related to the merger which was expensed in fiscal 2001.

Interest and Other Income (Expense), Net.    Interest and other income (expense), net was $18.7 million for fiscal 2001 compared to $7.8 million for fiscal 2000. The increase was due primarily to higher interest income generated from the increase in cash and cash equivalents and investments as a result of our initial and follow-on public offerings in fiscal 2000.

Impairment of Investments.    During fiscal 2001, we determined that certain investments of privately held companies had incurred a decline in value that was considered other than temporary. We recorded a charge of $8.6 million in our results of operations to write down the investments to their estimated fair values. See Note 4 of Notes to Consolidated Financial Statements for more detailed information.

There were no impairment charges related to goodwill and other intangible assets or investments recorded in fiscal 2000.

Income Taxes.    No provision for income taxes has been recorded since our inception because we have incurred net losses in all periods. As of April 30, 2001, we had net operating loss carryforwards for federal income tax reporting purposes of approximately $85.6 million that expire in various amounts beginning in fiscal 2011. We also had net operating loss carryforwards for state income tax reporting purposes of approximately $42.9 million that expire in various amounts beginning in fiscal 2004. The U.S. tax laws contain provisions that limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events, including a significant change in ownership interests. We had deferred tax assets, including our net operating loss carryforwards and tax credits of approximately $42.8 million as of April 30, 2001. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset balance. See note 7 in the notes to consolidated financial statements.

Liquidity and Capital Resources

We have historically satisfied our cash requirements primarily through issuances of equity securities and through bank loans and equipment leases. In August 1999, we completed our initial public offering and concurrent private placement of our common stock, which resulted in net proceeds to the Company of approximately $80.4 million, before offering expenses. We used $21.2 million of the proceeds from our initial public offering to pay the cash portion of the consideration payable by us in our acquisition of Digital Market and the related acquisition costs.

In December 1999, we completed a follow-on public offering, which resulted in net proceeds to the Company, before offering expenses, of $272.6 million. Prior to these two offerings we had financed our operations through private sales of preferred stock, with net proceeds of $26.2 million, and through bank loans and equipment leases.

As of April 30, 2002, our future fixed commitments for cash payments, primarily related to obligations under non-cancelable operating leases less subleases, were $18.6 million, which are payable through fiscal 2007. In addition, we have future minimum cash payments on software license agreements for third party software totaling $1.8 million. Payments to these third party software providers are due in quarterly increments terminating in July 2003. If management determines that the carrying value of this software exceeds its net realizable value, based on future forecasts of anticipated product sales, we would have to write it down. We had a $5.0 million senior line of credit facility with a bank, borrowings thereunder bearing interest at 8.5%, which expired on August 31, 2000 and was not renewed by the Company. Accounts receivable and certain other assets secured this line of credit. At April 30, 2002, no balance was outstanding under this line of credit. Our capital lease obligations were immaterial at April 30, 2002.

As of April 30, 2002, we had cash, cash equivalents and short-term investments totaling $285.5 million, a decrease of $15.0 million from cash, cash equivalents and short-term investments held as of April 30, 2001. Our working capital at April 30, 2002 was $267.7 million. Our liquidity could be negatively impacted by a decrease in demand for our products, which are subject to rapid technological changes, or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, among other factors. We do not have any off-balance-sheet arrangements with unconsolidated entities or related parties and, accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities.

As of April 30, 2002, our days sales outstanding (DSO) was 39 days. However, we believe that this is unusually low, as a result of lower new license transactions in the fourth quarter of fiscal 2002, and we expect that days sales outstanding will continue to increase to our historical range of 65 to 75 days.

Our operating activities used cash of $13.8 million for fiscal 2002, $3.4 million for fiscal 2001 and $11.4 million for fiscal 2000. Net cash used in operating activities in fiscal 2002 was primarily attributable to net loss for the year (less non-cash expenses) and decreases in accounts payable and deferred revenue, partially offset by a decrease in accounts receivable. Net cash used in operating activities in fiscal 2001 was primarily attributable to net loss for the year (less non-cash expenses) and increases in accounts receivables, and to a lesser extent, by increases in other assets, partially offset by increases in accounts payable, accrued expenses and other liabilities and deferred revenue. Net cash used in operating activities in fiscal 2000 was primarily the result of net loss for the year (less non-cash expenses), increases in accounts receivables and other assets, and a decrease in accrued expenses and other liabilities, partially offset by increases in deferred revenue.

Investing activities used cash of $9.3 million in fiscal 2002, $8.9 million in fiscal 2001 and $206.3 million in fiscal 2000. Net cash used in investing activities in fiscal 2002 consisted of net purchases of marketable securities and purchases of property and equipment. Purchases of property and equipment in fiscal 2002 were approximately $7.6 million. These expenditures were primarily for computer hardware and software and furniture and fixtures. Net cash used in investing activities in fiscal 2001 consisted of purchases of privately-held investments and purchases of property and equipment, partially offset by net maturities of marketable investments. Purchases of property and equipment in fiscal 2001 were approximately $12.4 million. Net cash used in investing activities for fiscal 2000 consisted of net purchases of marketable securities, cash paid to acquire Digital Market, Inc., and, to a lesser extent, an investment in a privately held company, and purchases of property and equipment. We expect that capital expenditures will continue to increase to the extent we continue to expand our operations.

Financing activities provided cash of $6.5 million in fiscal 2002, $9.4 million in fiscal 2001 and $350.4 million in fiscal 2000. In fiscal 2002 and 2001, cash was provided primarily through exercises of employee stock options. In fiscal 2000, cash was provided from our initial public offering and follow-on public stock offering, offset by repayments of our debt obligations.

We anticipate that our operating expenses, particularly research and development and sales and marketing expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions of investments in complementary businesses, technologies or product lines. We believe that our existing cash and cash equivalents and our anticipated cash flow from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months.

Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company will adopt the provisions of SFAS No.142 effective May 1,2002. Furthermore, any goodwill and any intangible assets determined to have indefinite useful lives that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. The Company does not believe that adoption of SFAS No. 142 will have a material impact on its financial position or results of operations.

On October 3, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company for all financial statements issued in fiscal 2003. The Company does not believe that the adoption of SFAS No. 144 will have a material impact on its financial position or results of operations.

On April 4, 2002, the FASB issued Emerging Issues Task Force Issue No. 01-14 (“EITF 01-14”), Income Statement Characterization Of Reimbursements Received for Out-of-Pocket Expenses Incurred. The EITF provisions require companies to characterize reimbursements received for out-of-pocket expenses as revenue in the statement of operations. The Company had historically accounted for such reimbursements as a reduction to cost of service revenues in its statements of operations to offset the related costs incurred. Although the provisions of this EITF are required to be applied to fiscal years beginning after December 15, 2001, early adoption is permitted. Accordingly, the Company adopted the provisions of this EITF during the fiscal year ended April 30, 2002. The Company determined that the reimbursements received during the prior fiscal years were insignificant and accordingly no reclassifications were made in the statements of operations for those years.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We develop products in the United States and Asia, and market our products in North America, and to a lesser extent in Europe and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. Because nearly all of our revenue is currently denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in foreign markets. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations. We are not currently engaged in any financial hedging transactions.

Interest Rate Risk

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain the majority of our portfolio of cash in money market funds and short-term investments classified as “available for sale.” In general, money market funds and short-term investments are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. Because some of our debt arrangements are based on variable rates of interest, our interest expense is sensitive to changes in the general level of U.S. interest rates. Since these obligations represent a small percentage of our total capitalization, we believe that there is not a material risk exposure.

The table below represents principal (or notional) amounts and related weighted-average interest rates by year of maturity of our investment portfolio.

	Year Ended April 30, 2003	Thereafter	Total
	(in thousands, except interest rates)
Cash equivalents	$12,973	—	$12,973
Average interest rate	1.80%	—	1.80%
Investments	$162,175	—	$162,175
Average interest rate	2.80%	—	2.80%
Total investment securities	$175,148	—	$175,148

Other Investments

We invest in equity instruments of privately-held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations. As of April 30, 2002, we had $3.5 million invested in privately-held companies. For these investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets might be impaired.

During fiscal 2002 and fiscal 2001, we determined that these investments had incurred a decline in value that was other-than-temporary and reduced their carrying amounts to the estimated fair value by a charge to results of operations of $1.4 million in fiscal 2002 and $8.6 million in fiscal 2001.

RISK FACTORS

This Annual Report on Form 10-K contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Our actual results could differ materially from those anticipated or projected in these forward-looking statements as a result of certain factors, including those set forth in the following cautionary statements and elsewhere in this Annual Report on Form 10-K. If any of the following risks were to occur, our business, financial condition or results of operations would likely suffer. In that event, the trading price of our common stock would decline. Any forward-looking statements should be considered in light of the factors discussed below.

We Have a History of Losses, We Expect to Incur Losses in the Future and We May Not Achieve or Maintain Profitability

Since inception, we have funded our business primarily through selling our stock, not from cash generated from our business. We have incurred quarterly and annual losses in each of the years since we were formed and we expect to continue to incur quarterly and annual losses in the near term. We incurred losses of $34.5 million, $125.3 million and $35.2 million for the fiscal years ended April 30, 2002, 2001 and 2000. As of April 30, 2002, we had an accumulated deficit of approximately $221.6 million. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses. We have incurred and expect to continue to incur substantial non-cash costs relating to the amortization of intangible assets and stock compensation which will contribute to our net losses. We expect to incur losses for the foreseeable future. We will need to generate significant increases in revenues to achieve and maintain profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

•	fluctuations in demand for collaborative manufacturing commerce software;

•	size and timing of sales and installations of our products;

•	entry of new competitors into our market, or the announcement of new products or product enhancements by competitors;

•	our ability to successfully expand our direct sales force and our international sales organization;

•	changes in our sales force incentives, or territory assignments, or personnel in our sales organization;

•	unexpected delays in developing or introducing new and enhanced products;

•	unexpected decline in purchases by our existing customers, including purchases of additional licenses and maintenance contracts;

•	delays in our customers’ orders due to their priorities;

•	variability in the mix of our license and professional services revenues;

•	our ability to accurately price fixed-priced professional services projects;

•	variability in the mix of professional services that we perform versus those performed for our customers by others;

•	changes in market perception by industry analysts or customers; and

•	our ability to establish and maintain relationships with our third-party implementation partners.

Furthermore, we typically receive and fulfill most of our orders within the same quarter, with the substantial majority of our orders typically received in the last month of each fiscal quarter. Recently, because declining economic conditions have caused our customers to delay and reduce spending on information technology, our sales cycle has lengthened and orders are being pushed to the very end of the quarter. As a result, we may not learn of revenue shortfalls until late in a fiscal quarter, after which it is too late to adjust expenses for that quarter.

Moreover, recent adverse economic conditions in the United States, particularly those related to the technology industry, may increase the likelihood that customers will unexpectedly delay or cancel orders causing us to fail to achieve anticipated revenues for the quarter, and we did experience such delays or cancellations in the quarter ended April 30, 2002. A number of technology companies, particularly software companies that, like Agile, sell enterprise-wide software solutions, have recently announced that adverse economic conditions have negatively affected their business and results of operations. Any revenue shortfall below our expectations could have an immediate and significant adverse effect on our results of operations.

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

The Impact of Changes in Global Economic Conditions on Our Customers May Cause Us to Fail to Meet Expectations, Which Would Negatively Impact the Price of Our Stock

Our operating results can vary significantly based upon the impact of changes in global economic conditions on our customers, and our business has been adversely affected by the economic slowdown the industry is currently facing. More specifically, the macro-economic environment that we are facing in fiscal 2002 is more uncertain than in recent periods and has materially and adversely affected us and our operating results. The revenue growth and profitability of our business depends on the overall demand for enterprise-level software and services, particularly in the areas in which we compete. Because our sales are primarily to major corporate customers whose businesses fluctuate with general economic and business conditions, a softening of demand for computer software caused by a weakening economy may result in decreased revenues and lower growth rates. We may be especially prone to this weakening demand as a result of the relatively large license transactions that we have historically entered into with our customers. Customers are deferring and may continue to defer or reconsider purchasing products as a result of the downturn in the general economy and reduction in information technology spending, particularly for high-cost license transactions. We expect this economic slowdown to continue to adversely impact our business for at least the new few quarters and possibly significantly longer. In addition, as a result of these economic difficulties, we may continue to experience longer sales cycles, lower average selling prices and reduced bookings and revenues.

Due to the Difficult Economic Climate, Our Customers May Experience Financial Difficulties and May Represent a Credit Risk

With the slowdown in global economic growth over the past year, especially in the U.S. technology markets, and the uncertainty over the prospects for near-term economic growth, some of our customers may experience financial difficulties and may represent a credit risk to us. We may have difficulty recovering accounts receivable, customers may seek protection under the bankruptcy laws, and we may incur greater operating expenses. In addition, we previously expanded our customer base to include licenses to small emerging growth companies. Many of these companies have limited operating histories, are operating at a loss and have limited access to capital. Some of these customers may represent a credit risk. If our customers experience financial difficulties or fail to experience commercial success, we may have difficulty collecting on our accounts.

As a Result of the Difficult Economic Conditions, We Have Implemented Restructuring and Workforce Reductions, Which May Adversely Affect the Morale and Performance of Our Personnel and Our Ability to Hire New Personnel

In connection with our efforts to streamline operations, reduce costs and bring staffing and structure in line with current demand for our products, we implemented a restructuring of our company and reduced our workforce and reduced capital expenditures. Our restructuring may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce and loss of employee moral and decreased performance. In addition, the recent trading levels of our stock have decreased the value of our stock options granted to employees under our stock option plan. As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies that they perceive as having less volatile stock prices. Continuity of personnel can be a very important factor in the sales and implementation of our products and completion of our research and development efforts.

A Decline in Revenues May Have a Disproportionate Impact on Operating Results and Require Reductions in Our Operating Expense Levels

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

We May Not Achieve Anticipated Revenues if the Introduction and Customer Acceptance of Our Products or Any Upgrades or Enhancements to Our Products Is Unsuccessful

Our future financial performance will depend on customer acceptance of our products and any upgrades or enhancements that we may make to our products in the future. We have generated substantially all of our revenues from licenses and services related to current and prior versions of our product suite. We believe that revenues from our products, together with revenues from maintenance and support contracts from our products and prior versions of our suite, will account for a substantial portion of our revenues for the foreseeable future. As a result, if our software does not achieve and maintain widespread market acceptance, if we are unable to ship or implement any upgrades or enhancements when planned, or if the introduction of upgrades or enhancements causes customers to defer orders for our existing products, we may not achieve anticipated revenues. In addition, if our competitors release new products that are superior to our products, demand for our products may not accelerate and could decline.

We May Not Achieve Anticipated Revenues if Large Software and Service Orders Expected in a Quarter Are Not Placed or Are Delayed

Although we license our software to numerous customers in any quarter, the number of new customer orders in a quarter has declined, and we expect that revenues from large orders will continue to account for a large percentage of our total revenues in future quarters. The timing of large orders has become more unpredictable, and if any large order anticipated for a particular quarter is not realized or is delayed to another quarter, we may experience an unplanned shortfall in revenues, which could significantly and adversely affect our operating results.

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

If We Do Not Sell Additional Licenses or Enhanced Versions or Upgrades of Our Products to Existing Customers, We May Not Achieve Revenue Growth

The size of a new customer’s initial order is relatively small and may include a limited number of user licenses. In subsequent orders, customers often add user licenses or additional products designed for specific functions, such as the AML Server targeted at manufacturers. In order to grow revenues, we depend on sales of additional user licenses to our existing customers as well as sales of new licenses to new customers. Therefore, it is important that our customers are satisfied with their initial product implementations and that they believe that expanded use of the product they purchased will provide them with additional benefits. Customers could choose not to purchase any new products or expand the use of our products. If we do not increase sales to existing customers, we may not be able to achieve revenue growth.

If We Do Not Establish and Maintain Relationships With Key Partners, We May Encounter Difficulty in Providing Implementation and Customer Support of Our Products

We rely on our relationships with consulting and integration partners to implement our software, provide customer support services and endorse our products during the evaluation stage of the sales cycle. Currently, a limited number of companies provide implementation services for our products. We expect to increasingly rely on these types of partners in the future. These companies are not contractually obligated to continue to provide implementation services for us or to otherwise promote our products. Although we seek to develop and maintain relationships with these types of service providers, they may have similar or more established relationships with our competitors. If these service providers do not increase this segment of their business, or reduce or discontinue their relationships with us or their support of our products, our business could be harmed. We will need to develop new third party relationships if sales of our products increase and our current partners cannot fulfill all of our needs for implementation and customer support services. Without these third parties, we would have to expand our services organization to increase the consulting and professional services that we provide to our customers and divert resources from other areas of our business. If we are required to expand our professional services capabilities, we may not be able to do so on a timely basis.

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

The Success of Our Business Depends on Our Key Personnel, Whose Knowledge of Our Business and Technical Expertise Would Be Difficult to Replace

Our success depends on the continued contributions of our key senior management, particularly Bryan D. Stolle, our Chief Executive Officer, who is not bound by an employment agreement, as well as our key engineering and sales and marketing personnel. We do not have key-man life insurance on Mr. Stolle. If one or more members of our senior management or any of our key employees were to resign, the loss of personnel could result in delays to product development, loss of sales, and diversion of management resources.

Our Efforts to Expand Sales of Our Products to Other Industries May Not Succeed

We have historically sold our products primarily to companies in the electronics and medical device manufacturing industries. We intend to market products to customers in additional industries. Although we have targeted enterprises in other markets as potential customers, these potential customers may not be as willing to purchase our products as our customers in the electronics and medical device industries have been. If we are unable to expand into other industries and markets, we may be unable to maintain or increase sales of our software, adversely impacting revenue growth and operating performance.

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

Competition Among Providers of Software Enabling Collaboration in a Manufacturing Supply Chain May Increase, Which Could Extend Sales Cycles, Lower Win Rates and Cause Us to Reduce Prices, Resulting in Reduced Gross Margins or Loss of Market Share

The market for products that enable companies to interactively manage and share information relating to the manufacture and supply of products is highly fragmented, rapidly changing and increasingly competitive. We expect competition to continue to intensify, which could result in price reductions for our products, reduced margins and loss of market share. Competitors vary in size and in the scope and breadth of the products and services offered. We face potential competition from in-house development efforts by potential customers or partners, vendors of software designed for management of engineering information, and developers of general purpose groupware software addressing only limited technology components involved in managing data generated by changes to the engineering process. We also face potential competition from providers of enterprise resource planning software and supply-chain software.

Many of our actual or potential competitors have a number of significant advantages over us, including:

•	longer operating histories;

•	significantly greater financial, technical, marketing and other resources;

•	significantly greater name recognition and a larger installed base of customers; and

•	well-established relationships with our actual and potential customers as well as with systems integrators and other vendors and service providers.

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

•	actual or anticipated variations in our quarterly results of operations;

•	announcements of technological innovations, increased cost of operations or new products or services by us or our competitors;

•	changes in financial estimates by securities analysts;

•	conditions or trends in the Internet and/or software industries;

•	changes in the economic performance and/or market valuations of other providers of collaborative supply chain and enterprise software;

•	volatility in the stock markets, particularly with respect to Internet and software stocks, and decreases in the availability of capital for Internet-related businesses;

•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	additions or departures of key personnel; and

•	pending and potential litigation.

In the past, following periods of volatility in the market price of their securities, many companies have been the subject of securities class action litigation. If, in addition to the pending litigation discussed elsewhere in which we are currently involved, we are involved in any additional securities class action suits, it could result in further, significant costs and diversion of our management’s attention and resources, and could cause the prices of our securities to fall.

We May Need to Make Additional Future Acquisitions to Remain Competitive, and Our Business Could be Adversely Affected as a Result of These Acquisitions

As part of our business strategy, we may in the future seek to acquire or invest in additional businesses, joint venture arrangements, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. We may encounter risks to our business during our integration of acquisitions including:

•	difficulties in assimilation of acquired personnel, operations, technologies or products;

•
unanticipated costs associated with acquisitions. For example, in fiscal 2001 we recorded a $55.2 million impairment charge relating to goodwill and other intangible assets as a result of management’s decision in February 2001 to discontinue the further development of the products acquired in the DMI acquisition;

•	diversion of management’s attention from other business concerns;

•	adverse effects on our existing business relationships with our customers or the customers of any acquisitions we make; and

•	inability to retain employees of acquisitions we make.

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

Implementation of Our Products By Large Customers May Be Complex and Customers Could Become Dissatisfied if Implementation of Our Products Proves Difficult, Costly or Time-Consuming

Our products must integrate with many existing computer systems and software programs used by our customers. Integrating with many other computer systems and software programs can be complex, time consuming and expensive, causing delays in the deployment of our products. Because we are one of the first companies to offer products designed for collaborative manufacturing commerce solutions, many customers will be facing these integration issues for the first time in the context of collaborating with supply chain partners. Customers could become dissatisfied with our products if implementations prove to be difficult, costly or time-consuming, resulting in reduced sales, decreased revenues and damage to our reputation.

We Currently Perform Some of Our Implementations on a Fixed-Price Basis, Which Could Cause Us to Incur More Costs Than We Expect

In the past, and occasionally in the future, we have, and may, charge customers a fixed fee for installation services. At the time of a product sale and prior to agreeing to an installation price, we estimate the amount of work involved for a particular installation project. We have at times in the past underestimated and may in the future underestimate the amount of time or resources required to install our products, resulting in installation costs that are in excess of the fees charged to our customers for the work performed. If we do not correctly estimate the amount of time or resources required for a large number of installations, our gross margins could decline, adversely impacting our operating results.

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

In addition, portions of our products are based upon a programming language that does not offer all of the features available in Windows. Accordingly, certain features available to products that run on Windows may not be available in the non-Windows version of our products, and this could result in reduced customer demand. Furthermore, some of our products do not run on certain types of popular server computers, such as those that utilize the UNIX operating system. If another platform becomes more widely used or offers greater scalability, we could be required to convert, or “port” our product to that platform. We may not succeed in these efforts, and, even if we do, potential customers may not choose our product. As we extend the functionality of our products to run on additional platforms, we may incur increased development costs and increased development lifecycles.

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

Terrorist Attacks Against the United States and Related U.S. Military Action Could Adversely Affect Our Business

The September 11, 2001 terrorist attacks in the United States and resulting military actions and future developments occurring in connection with these events including, without limitation, actual or threatened future terrorist attacks against the United States or other countries, may adversely affect our business. Although it is difficult to predict the effect of these world events, they could cause:

•	a further softening of U.S. and foreign economies that could cause sales of our products and services to decline;

•
the reduced ability to do business in the ordinary course as it is customarily conducted, resulting from a variety of factors, including changes or disruptions in movement and sourcing of materials, goods and components or the possible interruption in the flow of information or monies;

•
a lengthening of our sales cycles and implementations, which might result from a number of factors, including among others changes in security measures for passenger air travel and reductions in available commercial flights which may make it more difficult for our sales force to schedule face-to-face meetings with prospects and to negotiate and consummate transactions;

•	general uncertainty in the capital markets that could make it more difficult for us to raise debt or equity financing in the future; and

•	possible reductions, delays or postponements, if any, in capital expenditures as a result of changes in priorities and approval processes.

These outcomes, and other unforeseen outcomes of these world events, would adversely affect our revenues, results of operations and financial condition.

If We Are Unable to Timely Expand Our International Operations, We May Not Achieve Anticipated Revenue Growth

We believe that expansion of our international operations will be necessary for our future success, and a key aspect to our business strategy has been and is to expand our sales and support organizations internationally. Therefore, we believe that we will need to commit additional significant resources to expand our international operations. We employ sales and service professionals in Europe and the Asia-Pacific market. If we are unable to successfully expand further in these international markets on a timely basis, we may not be able to achieve anticipated revenue growth. This expansion may be more difficult or take longer than we anticipate, and we may not be able to successfully market, sell, deliver and support our products internationally.

Our international expansion will subject us to a number of risks associated with international business activities. These risks include:

•	difficulty in providing customer support for our software in multiple time zones;

•	the need to develop our software in multiple foreign languages;

•	longer sales cycles associated with educating foreign customers on the benefits of using our products;

•	greater difficulty and longer time in collecting accounts receivable from customers located abroad;

•	political and economic instability;

•	difficulties in enforcing agreements through foreign legal systems; and

•	unexpected changes in regulatory requirements that may limit our ability to export our software or sell into particular jurisdictions or impose multiple conflicting tax laws and regulations.

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

If the Establishment of Our Development Centers in India, Hong Kong or China is More Costly Than We Expect, Our Operating Results Will Suffer

As part of our planned expansion of our research and development and customer service and support functions, we are establishing facilities in India, Hong Kong and China. If we are unable to establish these facilities in a timely manner, we may not be able to maintain research and development activities while decreasing operating expenses, as planned. If our expansion proves more costly than we anticipate or we incur greater ongoing costs than we expect, our operating results would be adversely affected. If we do not realize expected cost savings, our margins may be negatively impacted and our operating results may suffer. Also, if our productivity decreases as a result of these offshore centers, we will encounter delays in introducing new products to market.

Changes in the Political, Social and Economic Environment in India, China or Hong Kong May Affect Our Financial Performance

We have moved certain of our research and development activities, as well as some of our customer support activities, to India, China and Hong Kong. Our financial performance may be affected by changes in the political, social and economic environment in these regions. The role of the central and local governments in the Indian and Chinese economy is significant. Policies toward economic liberalization, and laws and policies affecting technology companies, foreign investment, currency convertibility, currency exchange rates and other matters could change, resulting in greater restrictions on our ability to do business and operate our facilities in China, Hong Kong and India. Any imposition of surcharges or any increase in tax rates could hurt our operating results. The Chinese or Indian governments could revoke, terminate or suspend our license for national security and similar reasons without compensation to us. If the government of China or the government of India were to take any of these actions, we would be prevented from conducting all or part of our business. Any failure on our part to comply with governmental regulations could result in the loss of our ability to develop our products and provide customer support in China, Hong Kong or India, could result in increased costs to us, and could limit our ability to own and protect our intellectual property.

Both China and India have from time to time experienced instances of civil unrest and hostilities. Confrontations have occurred between the military and civilians. Events of this nature could influence the local economy, result in nationalization of foreign-owned operations such as ours, and could negatively affect our ability to operate our facilities abroad.

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

Further, our products are generally used in systems with other vendors’ products, and as a result, our products must integrate successfully with these existing systems. System errors, whether caused by our products or those of another vendor, could adversely affect the market acceptance of our products, and any necessary revisions could cause us to incur significant expenses.

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

We Are the Target of a Securities Class Action Complaint and are at Risk of Securities Class Action Litigation, Which Could Result in Substantial Costs and Divert Management Attention and Resources

On or around October 25, 2001, a stockholder class action complaint was filed in the United States District Court for the Southern District of New York against us, several of our officers and directors, and the underwriters of our initial public offering, Rennel Trading Corp. et al. v. Agile Software Corp. et al., Index No. 01-CV-9801 (SAS). The class action has been consolidated for pre-trial purposes with more than one thousand other actions, filed against more than 300 other issuers of securities, affiliated individuals, and dozens of underwriters of the securities offerings in In Re Initial Public Offering Securities Litigation, 21 MC 92 (SAS).

The plaintiffs allege that the prospectus for the initial public offering of Agile securities, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, that the underwriters had made secret arrangements for aftermarket purchases of the securities, and made arrangements for excessive and improper underwriters’ compensation in the form of increased brokerage commissions. The plaintiffs recently filed an amended complaint alleging also that the prospectus for a secondary offering of Agile securities, conducted on December 13, 1999, and incorporated into a Registration Statement on Form S-1 filed with the Securities and Exchange Commission, also was materially false and misleading for the same alleged reasons. The plaintiffs allege that the Company’s stock price was artificially inflated as a result of the alleged underwriter practices. Plaintiffs attempt to state and claim violations by the Company, the individuals and the underwriters of Section 11 of the Securities Act of 1933, violations by the individual defendants and underwriters of Section 12(a)(2) of the Securities Act, and violations by the underwriters of Section 10(b) the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities Exchange Commission. The litigation is in an early phase, and no substantive rulings have been issued by the Court. We intend to defend against the complaint vigorously. Securities class action litigation could result in substantial costs and divert our management’s attention and resources, which could seriously harm our business

If We Are Unable to Protect Our Intellectual Property We May Lose a Valuable Asset, Experience Reduced Market Share or Incur Costly Litigation to Protect Our Rights

Our success and ability to compete depend upon our proprietary technology, including our brand and logo and the technology underlying our products. We rely on patent, trademark, trade secret and copyright laws to protect our intellectual property. Despite our efforts to protect our intellectual property, a third party could copy or otherwise obtain our software or other proprietary information without authorization, or could develop software competitive to ours. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around patents that may be issued to us or our other intellectual property. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and we expect that it will become more difficult to monitor the use of our products if we increase our international presence.

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

We May Be Subject to Intellectual Property Infringement Claims That, With or Without Merit, Could Be Costly to Defend or Settle

We may from time to time be subject to claims of infringement of other parties’ proprietary rights or claims that our own intellectual property rights are invalid. There has been a substantial amount of litigation in the software and Internet industries regarding intellectual property rights. It is possible that, in the future, third parties may claim that we or our current or potential future products infringe their intellectual property. We expect that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in industry segments overlaps. Any infringement claims made against us, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or negative publicity. In addition, if our products were found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements in order to continue to be able to sell our products. Royalty or licensing agreements, if required, may not be available on terms acceptable to us.

We Rely on Third Parties to Manage System and Network Environments for Hosted Customers

We rely on third parties to manage system and network environments running our products and related solutions for customers requiring hosting. Services provided by these third parties include managing the hosted servers, maintaining communications lines and managing network data centers, which are the locations where the Agile solutions reside. Since the hosting of the Agile solutions for certain customers will depend on these third parties, it is possible that these third parties may not be able to meet our and our customers’ service level requirements. Dissatisfaction or problems with our service or the service of the third parties that host our solutions or delays or interruptions or other problems with service due to mechanical failure, human error, security breaches, power loss and other facility failures, natural disasters, sabotage, vandalism, or other similar events could result in a reduction of business generated by the hosted environment. In the event that we choose to use alternative hosting sources, this may result in a temporary degradation of the service level for hosting services that may be unacceptable to our customers.

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

We Have Adopted Certain Anti-Takeover Measures That May Make it More Difficult For a Third Party to Acquire Us

Our board of directors has the authority to issue up to 10,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of shares of preferred stock, while potentially providing desirable flexibility in connection with possible acquisitions and for other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. We have no present intentions to issue shares of preferred stock. Further, in March 2001, our board of directors adopted a preferred stock purchase rights plan intended to guard against certain takeover tactics. The adoption of this plan was not in response to any proposal to acquire us, and the board is not aware of any such effort. The existence of this plan could also have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. In addition, certain provisions of our certificate of incorporation may have the effect of delaying or preventing a change of control, which could adversely affect the market price of our common stock.

Capacity Restraints May Restrict the Use of the Internet as a Commercial Marketplace, Resulting in Decreased Demand For Our Products

The Internet infrastructure may not be able to support the demands placed on it by increased usage or the limited capacity of networks to transmit large amounts of data. Other risks associated with commercial use of the Internet could slow its growth, including:

•	outages and other delays resulting from the inadequate reliability of the network infrastructure;

•	slow development of enabling technologies and complementary products; and

•	limited availability of cost-effective, high-speed access.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AGILE SOFTWARE CORPORATION

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders  of Agile Software Corporation

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Agile Software Corporation and its subsidiaries (the “Company”) at April 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California
May 22, 2002, except for Note 11, as to which the date is June 21, 2002

AGILE SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	April 30,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$123,374	$139,917
Short-term investments	162,175	160,608
Accounts receivable, net of allowance for doubtful accounts of $1,112 and $1,250 as of April 30, 2002 and 2001, respectively	6,538	22,626
Other current assets	8,052	12,105

Total current assets	300,139	335,256
Property and equipment, net	10,887	12,975
Intangible assets, net	442	1,198
Other assets	7,596	5,762

	$319,064	$355,191

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,113	$10,972
Accrued expenses and other liabilities	14,120	12,037
Deferred revenue	13,200	18,542

Total current liabilities	32,433	41,551

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common Stock, $.001 par value; 200,000 shares authorized; 48,441 and 47,508 shares issued and outstanding as of April 30, 2002 and 2001, respectively	48	48
Additional paid-in capital	512,349	510,433
Notes receivable from stockholders	(249)	(628)
Unearned stock compensation	(4,004)	(9,368)
Accumulated other comprehensive income	92	217
Accumulated deficit	(221,605)	(187,062)

Total stockholders’ equity	286,631	313,640

	$319,064	$355,191

The accompanying notes are an integral part of these consolidated financial statements.

AGILE SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Fiscal Year Ended April 30,
	2002	2001	2000
Revenues:
License	$45,141	$64,978	$21,463
Professional services	8,808	9,182	4,787
Maintenance	23,822	12,899	5,948

Total revenues	77,771	87,059	32,198

Cost of revenues:
License	3,107	3,830	1,451
Professional services	8,453	6,986	3,718
Maintenance	5,468	4,875	2,510
Stock compensation (recovery)	(47)	663	562

Total cost of revenues	16,981	16,354	8,241

Gross margin	60,790	70,705	23,957

Operating expenses:
Sales and marketing
Other sales and marketing	56,318	61,951	26,657
Stock compensation	220	7,294	5,820
Research and development
Other research and development	33,491	26,451	9,411
Stock compensation (recovery)	(189)	4,346	3,281
General and administrative
Other general and administration	7,386	6,255	3,411
Stock compensation	298	3,749	2,182
Amortization of goodwill and other intangible assets	756	35,974	14,911
Acquired in-process technology	—	—	1,300
Impairment of goodwill and other intangible assets	—	55,224	—
Merger related expenses (benefit)	(835)	4,985	—
Restructuring and other charges	6,257	—	—

Total operating expenses	103,702	206,229	66,973

Loss from operations	(42,912)	(135,524)	(43,016)
Other income (expense):
Interest and other income, net	10,158	18,749	7,823
Impairment of investments	(1,446)	(8,561)	—

Loss before provision for income taxes	(34,200)	(125,336)	(35,193)
Provision for income taxes	343	—	—

Net loss	$(34,543)	$(125,336)	$(35,193)

Net loss per share:
Basic and diluted	$(.73)	$(2.74)	$(1.14)

Weighted average shares	47,451	45,703	30,967

The accompanying notes are an integral part of these consolidated financial statements.

AGILE SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Unearned Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total	Comprehensive Loss
	Shares	Amount	Shares	Amount
Balance at April 30, 1999	11,874	$12	8,400	$8	$35,499	$(748)	$(4,947)	$—	$(26,533)	$3,291	$(11,428)

Repurchases of unvested Common Stock	—	—	(56)	—	(12)	—	—	—	—	(12)
Issuance of Common Stock under Employee Stock Purchase Plan	—	—	87	—	774	—	—	—	—	774
Issuance of Common Stock on exercise of options	—	—	1,339	1	2,283	(1,378)	—	—	—	906
Conversion of Convertible Preferred to Common Stock in initial public offering	(11,874)	(12)	23,748	24	(12)	—	—	—	—	—
Issuance of Common Stock in public offerings	—	—	11,521	12	351,325	—	—	—	—	351,337
Issuance of Common Stock for acquisition of DMI	—	—	1,202	1	79,051	—	—	—	—	79,052
Unrealized loss on investments	—	—	—	—	—	—	—	(530)	—	(530)	(530)
Repayment of notes receivable from stockholders	—	—	—	—	—	665	—	—	—	665
Issuance of Common Stock on exercise of warrants	—	—	234	—	511	—	—	—	—	511
Unearned stock compensation	—	—	—	—	30,736	—	(30,736)	—	—	—
Amortization of unearned stock compensation	—	—	—	—	—	—	11,845	—	—	11,845
Net loss	—	—	—	—	—	—	—	—	(35,193)	(35,193)	(35,193)

Balance at April 30, 2000	—	—	46,475	46	500,155	(1,461)	(23,838)	(530)	(61,726)	412,646	$(35,723)

Repurchases of unvested Common Stock	—	—	(91)	—	(46)	20	—	—	—	(26)
Issuance of Common Stock on exercise of options	—	—	870	1	6,512	(48)	—	—	—	6,465
Issuance of Common Stock under Employee Stock Purchase Plan	—	—	250	1	2,892	—	—	—	—	2,893
DMI escrow shares retained			(78)		(662)					(662)
Unrealized gain on investments	—	—	—	—	—	—	—	747	—	747	$747
Repayment of notes receivable from stockholders	—	—	—	—	—	861	—	—	—	861
Issuance of Common Stock on exercise of warrants	—	—	82	—	—	—	—	—	—	—
Unearned stock compensation	—	—	—	—	1,582	—	(1,582)	—	—	—
Amortization of unearned stock compensation	—	—	—	—	—	—	16,052	—	—	16,052
Net loss	—	—	—	—	—	—	—	—	(125,336)	(125,336)	(125,336)

Balance at April 30, 2001	—	—	47,508	48	510,433	(628)	(9,368)	217	(187,062)	313,640	$(124,589)

Repurchases of unvested Common Stock	—	—	(239)	—	(367)	33	—	—	—	(334)
Issuance of Common Stock on exercise of options	—	—	865	—	4,305		—	—	—	4,305
Issuance of Common Stock under Employee Stock Purchase Plan	—	—	307	—	2,613	—	—	—	—	2,613
Unrealized loss on investments	—	—	—	—	—	—	—	(125)	—	(125)	(125)
Repayment of notes receivable from stockholders	—	—	—	—	—	346	—	—	—	346
Unearned stock compensation	—	—	—	—	(5,082)	—	5,082	—	—	—
Amortization of unearned stock compensation	—	—	—	—	—	—	282	—	—	282
Restructuring and other charges					447		—			447
Net loss	—	—	—	—	—	—	—	—	(34,543)	(34,543)	(34,543)

Balance at April 30, 2002	—	$—	48,441	$48	$512,349	$(249)	$(4,004)	$92	$(221,605)	$286,631	$(34,668)

The accompanying notes are an integral part of these consolidated financial statements.

AGILE SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Fiscal Year Ended April 30,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(34,543)	$(125,336)	$(35,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process technology	—	—	1,300
Provision for doubtful accounts	399	790	113
Depreciation and amortization	10,212	41,791	16,922
Amortization of stock compensation and warrants	282	16,052	12,098
Impairment of goodwill and equity investments	1,446	63,785	—
Restructuring and other charges	6,257	—	—
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	15,689	(16,879)	(1,495)
Other assets, current and non-current	(2,117)	(7,723)	(4,608)
Accounts payable	(5,859)	9,538	140
Accrued expenses and other liabilities	(609)	4,695	(4,076)
Deferred revenue	(5,342)	9,908	3,424

Net cash used in operating activities	(14,185)	(3,379)	(11,375)

Cash flows from investing activities:
Purchases of investments	(344,229)	(219,080)	(176,672)
Proceeds from maturities of investments	342,537	228,923	6,438
Purchases of privately-held investments	—	(6,350)	(7,000)
Cash paid in business combination, net of cash acquired	—	—	(23,462)
Acquisition of property and equipment	(7,596)	(12,366)	(5,570)

Net cash used in investing activities	(9,288)	(8,873)	(206,266)

Cash flows from financing activities:
Repayment of capital lease obligations	—	(745)	(822)
Repayment of notes payable	—	—	(3,000)
Proceeds from issuance of Common Stock, net of repurchases	6,584	9,332	353,516
Repayment of notes receivable from stockholders	346	861	665

Net cash provided by financing activities	6,930	9,448	350,359

Net increase (decrease) in cash and cash equivalents	(16,543)	(2,804)	132,718

Cash and cash equivalents at beginning of year	139,917	142,721	10,003

Cash and cash equivalents at end of year	$123,374	$139,917	$142,721

Non-cash investing and financing activities:
Common Stock issued in exchange for notes receivable	$—	$48	$1,378

Property and equipment acquired under capital lease	$—	$—	$415

Unearned stock compensation (recovery)	$(5,082)	$1,582	$30,736

DMI escrow shares retained	$—	$662	$—

The accompanying notes are an integral part of these consolidated financial statements.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

Agile Software Corporation (the “Company”) was incorporated in California on March 13, 1995 and is headquartered in San Jose, California. The Company reincorporated in Delaware in June 1999. The Company develops and markets collaborative manufacturing commerce solutions that speed the “build” and “buy” process across the virtual manufacturing network. The Company believes that its products improve time-to-volume, customer responsiveness and cost of goods sold. The Company’s solutions manage product content and critical communication, collaboration and commerce transactions among original equipment manufacturers, electronic manufacturing services providers, customers and suppliers.

Principles of consolidation and basis of presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain prior years’ balances have been reclassified to conform to the current year presentation.

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

Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The majority of the Company’s cash equivalents consist of commercial paper and money market funds.

Investments

Management determines the appropriate classification of the Company’s investments in marketable securities at the time of purchase, and re-evaluates this designation at each balance sheet date. The Company classifies all securities as “available-for-sale” and carries them at fair value with unrealized gains or losses related to these securities included as a component of stockholders’ equity in the consolidated balance sheet. The Company’s investment objectives include the safety and preservation of invested funds and liquidity of investments that is sufficient to meet cash flow requirements. Cash, cash equivalents, and investments in debt and equity securities are placed with high credit quality financial institutions, commercial companies and government agencies in order to limit the amount of credit exposure. Realized gains and losses are determined using the specific identification method.

Impairment of investments

Impairment of investments in non-publicly traded companies is assessed quarterly based upon the investee company’s business prospects, financial condition, subsequent financings, liquidity and comparable public

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

company market values. If the Company determines an impairment is necessary, the cost basis of the investment is written down to its estimated fair value and the amount of the write down is reflected as a charge to other income.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash and cash equivalents, investments and accounts receivable. Cash and cash equivalents are deposited with financial institutions that management believes are credit worthy.

No one customer comprised more than ten percent of our total accounts receivable at April 30, 2002 or 2001.

Fair value of financial instruments

The Company’s financial instruments, including cash, cash equivalents, investments, accounts receivable, accounts payable, notes payable and capital lease obligations are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

Allowance for doubtful accounts

The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires no collateral from its customers. The Company maintains an allowance for doubtful accounts receivable based on the expected collectibility of accounts receivable.

The Company sells its products primarily to end-users. The Company continuously monitors its customer account balances and actively pursues collections on past due balances. The Company maintains an allowance for doubtful accounts which is based upon historical collections performance, and also includes a component for certain known customer collections. If actual bad debts differ from the reserves calculated based on historical trends and known customer issues, the Company records an adjustment to bad debt expense in the period in which the difference occurs.

Prepaid software license fees

Prepaid software license fees are paid to third party software developers under development arrangements for technology integrated into our products. Prepaid license fees are amortized to cost of revenues based upon the actual number of units we ship or net revenue earned over the period of the agreement with the third party developer. Management evaluates the future realization of such costs quarterly and charges to operations any amounts that management deems unlikely to be fully realized through future sales. Such prepaid software license fees are classified as current and noncurrent assets based upon estimated product release date.

Property and equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method based upon the useful lives of the assets, which range from two to five years, or the lease term of the respective assets, if shorter.

Software development costs

Effective May 1, 1999, the Company adopted Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 provides guidance on

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting for computer software developed or obtained for internal use including the requirement to capitalize specified costs and amortization of such costs. The adoption of SOP 98-1 did not have a material effect on the Company’s results of operations, financial position or cash flows.

Development costs for software to be sold or otherwise marketed are included in research and development and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or in the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model which typically occurs when the beta testing commences, and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, the Company has not capitalized any software development costs.

Goodwill and other intangibles

Goodwill and other intangibles are carried at cost less accumulated amortization. Goodwill and other identifiable intangibles, including assembled workforce, trademarks, and developed technology are amortized on a straight-line basis over their estimated useful lives, generally three years.

Amortization expense related to goodwill and other intangibles was $756,000, $36.0 million and $14.9 million in 2002, 2001 and 2000, respectively.

Management assesses the impairment of identifiable intangibles and related goodwill periodically in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company also assesses the impairment of enterprise level goodwill periodically in accordance with the provision of Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets.” An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors considered important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period, and the Company’s market capitalization relative to net book value. When the Company determines that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in the Company’s current business model.

Revenue recognition

The Company recognizes revenues in accordance with SOP 97-2, “Software Revenue Recognition,” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.”

The Company derives revenues from the license of software products under software license agreements and from the delivery of professional services and maintenance services. When contracts contain multiple elements, and vendor-specific objective evidence of fair value exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the “Residual Method” prescribed by SOP 98-9. Multiple element arrangements generally include post-contract customer support (PCS or maintenance), software products, and in some cases, services. Vendor-specific objective evidence of fair value is generally determined

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

by sales of the same element or service to other customers, or with respect to PCS, through a renewal rate specified in the related arrangement.

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

Revenues from professional services consist of training and implementation services. Training revenues are recognized as the services are performed. Professional services are not essential to the functionality of the other elements of the arrangement and are accounted for separately. Professional services are recognized as the services are performed for time and materials contracts or upon acceptance on fixed price contracts. A provision for estimated losses on fixed-price professional services contracts is recognized in the period in which the loss becomes known.

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

Comprehensive income

Unrealized gains and losses on marketable securities represent the Company’s only component of comprehensive loss, which is excluded from net loss.

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

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Fiscal Year Ended April 30,
	2002	2001	2000
Numerator:
Net loss	$(34,543)	$(125,336)	$(35,193)

Denominator:
Weighted average shares	47,998	46,943	33,007
Weighted average unvested shares of Common Stock subject to repurchase	(547)	(1,240)	(2,040)

Denominator for basic and diluted calculation	47,451	45,703	30,967

Net loss per share:
Basic and diluted	$(.73)	$(2.74)	$(1.14)

The following table sets forth potential shares of Common Stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive as of the dates indicated below (in thousands):

	As of April 30,
	2002	2001	2000
Common Stock warrants	50	50	82
Unvested Common Stock subject to repurchase	336	916	1,763
Common Stock options	12,010	15,919	9,335

	12,396	16,885	11,180

Stock compensation

The Company accounts for stock-based employee compensation arrangements in accordance with provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB Opinion No. 25, unearned compensation is based on the difference, if any, on the date of the grant, between the fair value of the Company’s common stock and the exercise price. Unearned compensation is amortized and expensed in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28 using the multiple option approach.

The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Foreign currency translation

For foreign operations where the local currency is the functional currency, assets and liabilities are translated into U.S. dollars at the exchange rate on the balance sheet date. Income and expense items are translated at average rates of exchange prevailing during each period. Translation adjustments are accumulated in a separate component of stockholders’ equity.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For foreign operations where the U.S. dollar is the functional currency, monetary assets and liabilities are translated into U.S. dollars at the exchange rate on the balance sheet date. Nonmonetary assets and liabilities are remeasured into U.S. dollars at historical exchange rates. Income and expense items are translated at average rates of exchange prevailing during each period. Translation adjustments are recognized currently as a component of foreign currency gain or loss included in the consolidated statement of operations. Translation adjustments were not significant during any of the periods presented.

Segment information

The Company identifies its operating segments based on business activities, management responsibility and geographical location of the customer. During each of the three years in the period ended April 30, 2002, the Company operated in a single business segment, primarily in the United States. Revenues from foreign customers were approximately 14% of total revenues in fiscal 2002. Revenues from foreign customers were less than 10% of total revenues in fiscal 2001 and 2000. Our international revenues were derived primarily from sales in Europe, Asia Pacific, and Japan. Revenues are attributed to geographic locations based upon the location of the customer.

Recent accounting pronouncements

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” The Company will adopt the provisions of SFAS No. 142 effective May 1, 2002. Furthermore, any goodwill and any intangible assets determined to have indefinite useful lives that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142. The Company does not believe that adoption of SFAS No. 142 will have a material impact on its financial position or results of operations.

On October 3, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company for all financial statements issued in fiscal 2003. The Company does not believe that the adoption of SFAS No. 144 will have a material impact on its financial position or results of operations.

On April 4, 2002, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 01-14, “Income Statement Characterization Of Reimbursements Received for Out-of-Pocket Expenses Incurred.” The EITF provisions require companies to characterize reimbursements received for out-of-pocket expenses as revenue in the statement of operations. The Company had historically accounted for such reimbursements as a reduction to cost of service revenues in its statements of operations to offset the related costs incurred. Although the provisions of this EITF are required to be applied to fiscal years beginning after December 15, 2001, early

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adoption is permitted. Accordingly, the Company adopted the provisions of this EITF during the fiscal year ended April 30, 2002. The Company determined that the reimbursements received during the prior fiscal years were insignificant and accordingly no reclassifications were made in the statements of operations for those years.

NOTE 2—BALANCE SHEET COMPONENTS (IN THOUSANDS):

Property and equipment comprise the following:

	As of April 30,
	2002	2001
Computer hardware and software	$23,751	$18,274
Furniture and equipment	4,401	3,513
Leasehold improvements	2,227	1,224

	30,379	23,011
Less: Accumulated depreciation and amortization	(19,492)	(10,036)

	$10,887	$12,975

Accrued expenses and other liabilities comprise the following:

	As of April 30,
	2002	2001
Accrued employee costs	$6,034	$5,591
Taxes payable	517	492
Accrued professional fees	2,343	1,647
Accrued restructuring charges	2,711	—
Merger related expenses	—	1,033
Other	2,515	3,274

	$14,120	$12,037

NOTE 3—CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

The following are the components of cash, cash equivalents and short-term investments (in thousands):

	April 30, 2002
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$15,986	$—	$(16)	$15,970
Corporate debt securities	88,201	89	(28)	88,262
Government debt securities	39,831	25	(9)	39,847
Foreign debt securities	31,038	32	(1)	31,069

Total available for sale securities	175,056	146	(54)	175,148
Cash and money market funds	110,401	—	—	110,401

Total cash, cash equivalents and short-term investments	$285,457	$146	$(54)	$285,549

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	April 30, 2001
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Commercial paper	$123,467	$36	$(6)	$123,497
Corporate debt securities	92,757	187	(33)	92,911
Government debt securities	26,913	28	(2)	26,939
Foreign debt securities	3,012	7	—	3,019

Total available for sale securities	246,149	258	(41)	246,366
Cash and money market funds	54,159	—	—	54,159

Cash, cash equivalents and short-term investments	$300,308	$258	$(41)	$300,525

At April 30, 2002 and 2001, all marketable debt securities had scheduled maturities of less than one year. At April 30, 2002 and 2001, marketable debt securities totaling $13.0 million and $85.8 million, respectively, had maturities of less than three months from the date of purchase, and are classified as cash equivalents.

NOTE 4—OTHER ASSETS:

Other assets include investments in equity instruments of privately held companies, which amounted to $3.5 million and $4.8 million as of April 30, 2002 and 2001, respectively. These investments, accounted for using the cost method and consisting primarily of investments in preferred stock, are reviewed each reporting period for declines considered other-than-temporary, and, if appropriate, written down to their estimated fair value.

During fiscal 2002 and 2001, the Company determined that such investments had incurred a decline in value that was other-than-temporary and, accordingly, their carrying amounts were reduced to their estimated fair value by a charge to other income (expense) of $1.4 million and $8.6 million in fiscal 2002 and 2001, respectively.

Other assets also include prepaid software license fees paid to third party software developers for technology integrated into our products, which amounted to $4.7 million and $7.1 million as of April 30, 2002 and 2001, respectively. Management evaluates the future realization of such costs quarterly and charges to operations any amounts that management deems unlikely to be fully realized through future sales. Such prepaid software license fees are classified as current and noncurrent assets based upon estimated product release date.

During the fourth quarter ended April 30, 2002, management determined that the carrying value of certain prepaid software license fees exceeded their net realizable value as a result of a revised forecast of future revenues prepared during the quarter showing lower than anticipated product sales. Accordingly, a charge of approximately $1.7 million was included in the statement of operations under restructuring and other charges for the fourth quarter ended April 30, 2002 to reflect the write-down of the prepaid software license fees to its estimated net realizable value. In addition, the Company wrote-off approximately $693,000 of certain non-refundable prepaid software license fees used in one of the Company’s cancelled projects as a result of the restructuring plan discussed in Note 6 below.

NOTE 5—ACQUISITION:

On November 23, 1999, the Company acquired Digital Market, Inc. (DMI) in a transaction accounted for as a purchase business combination. Agile paid $20.0 million in cash and issued 1,202,018 shares of its common stock, valued at $75.7 million or $62.95 per share based upon the average closing price of our common stock two days before, the day of and two days after the transaction measurement date. In addition, the Company also assumed all outstanding stock options granted by DMI. The estimated fair value of the assumed options was

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$5.6 million, and was included as a component of the purchase price. The fair value of the assumed options was estimated using the Black-Scholes option-pricing model with the following assumptions: expected dividend yield: 0%; volatility: 85%; expected terms: two to four years; and a risk-free interest rate of 5.96%. The Company incurred $1.2 million in acquisition expenses, including financial advisory and legal fees and other direct transaction costs, resulting in an adjusted aggregate purchase price of $102.5 million.

The total acquisition price of $102.5 million was allocated to the assets acquired, including tangible and intangible assets, and liabilities assumed, based upon the fair value of such assets and liabilities on the date of the acquisition. The total purchase price of the acquisition was allocated to assets and liabilities based on management’s estimates of their fair value and an independent appraisal of certain intangible assets, with the excess cost over the net assets acquired allocated to goodwill. The aggregate purchase price was allocated as follows (in thousands):

Net tangible liabilities	$(6,659)
In-process technology	1,300
Existing technology	1,850
Trademark	150
Assembled workforce	2,100
Goodwill	103,776

$102,517

The net tangible liabilities consisted primarily of cash and cash equivalents, accounts receivable, property and equipment, accounts payable and other liabilities and notes payable. Because the acquired in-process technology had not reached the stage of technological feasibility at the acquisition date and had no alternative future use, the amount was immediately charged to operations. The amounts allocated to existing technology, trademarks and assembled workforce are being amortized over the estimated useful lives of three years. The purchase price in excess of identified tangible and intangible assets was allocated to goodwill. As a result of the rapid technological changes occurring in the software and Internet industries, goodwill was being amortized over the estimated useful life of three years. The valuation of the intangible assets was determined using management’s assumptions and a valuation report from an independent appraiser.

Acquired in-process technology

In connection with the acquisition of DMI, the Company recorded a $1.3 million charge in fiscal 2000 for acquired in-process technology since the in-process technology had not yet reached the stage of technological feasibility at the acquisition date and had no alternative future use. The Company acquired one existing product called Digital Buyer and in-process technology primarily consisting of projects designed to add substantial functionality to the Digital Buyer product. The value of the in-process technology was determined by an independent third party appraiser using the income approach.

Impairment of intangible assets

During the fourth quarter of fiscal 2001, the Company performed an impairment assessment of the identifiable intangibles and goodwill recorded upon the acquisition of DMI. This assessment was performed primarily as a result of the decision by management in February 2001 to discontinue the further development of the products acquired in the DMI acquisition. As a result of the assessment, the Company recorded a $55.2 million impairment charge reflecting the amount by which the carrying value of the assets exceeded the estimated future discounted cash flows. The charge was determined based upon the estimated discounted future cash flows from the specific products acquired using a discount rate of 25%. The assumptions supporting such

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

cash flows and the discount rate were determined using management’s best estimates. No write down of goodwill or other intangible assets occurred during fiscal 2002 or fiscal 2000.

NOTE 6—RESTRUCTURING AND OTHER CHARGES:

During the fourth quarter of fiscal 2002, the Company implemented a restructuring program to reduce expenses to align its operations and cost structure with market conditions. The restructuring program included a reduction of approximately 15% of worldwide headcount or 75 employees across all functions. The restructuring program also included facility and lease costs related to the closure of certain excess facilities and activities that we exited.

The significant components of restructuring and other charges as of April 30, 2002 are as follows (in thousands):

	Total Charge	Non-cash Charges	Accrual at April 30, 2002
Workforce reductions (1)	$2,429	$(447)	$1,982
Facilities costs	729	—	729
Equipment and other asset write-offs	902	(902)	—

Total restructuring charges	4,060	(1,349)	2,711
Other charges	2,197	(2,197)	—

Total	$6,257	$(3,546)	$2,711

(1)
Included in workforce reductions is a non-cash stock compensation charge of $447,000 resulting from modification of the terms of stock options held by certain terminated employees. The charge was recorded in accordance with FASB Interpretation No. 44.

The remaining cash payments relating to employee severance and fringe benefits are expected to be paid by January 31, 2003, and the remaining cash payments relating to facilities and leases are expected to be paid through August 2005. Cash payments related to the restructuring program are expected to be approximately $1.0 million in the three months ended July 31, 2002 and $2.0 million through January 31, 2003.

Facilities costs of approximately $729,000 were included in restructuring costs above that mainly represented cancellation of various building leases that the Company has entered into that it decided to vacate as a result of the overall restructuring plan.

Equipment and other write-offs of $902,000 include approximately $209,000 of certain fixed assets and $693,000 of certain non-refundable prepaid software license fees. The non-refundable fees relate to the use of certain third party software in one of the Company’s cancelled projects as a result of the overall restructuring plan.

Other charges

Other charges primarily include impairment of certain prepaid software license fees amounting to $1.7 million and certain other assets that were written off during the fourth quarter of fiscal 2002. During this quarter, the Company determined that the carrying value of the above non-refundable prepaid license fees exceeded its net realizable value as a result of revised forecast of future revenues showing lower than anticipated product sales.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 7—INCOME TAXES:

The Company’s operating losses are generated domestically, and amounts attributable to its foreign operations have been insignificant for all periods presented. For each of the three years in the period ended April 30, 2002, the Company incurred net operating losses, and accordingly, other than the provision for foreign taxes in this fiscal year, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At April 30, 2002, the Company had approximately $110.4 million of federal and $59.3 million of state net operating loss, respectively. The net operating loss carryforwards will begin to expire in 2011 and 2004 for federal and California purposes, respectively, if not utilized. Included in the net operating loss is $56.1 million of federal and $40.3 million of state net operating loss carryforwards relating to employee stock options, the benefit of which will be credited to equity when realized.

At April 30, 2002, the Company had federal and California research and experimentation tax credit carryforwards of approximately $2.5 million and $2.4 million, respectively. These federal tax credit carryforwards begin to expire in tax year 2010, if not utilized. The California tax credit carryforwards do not expire. The extent to which these tax credit carryforwards can be used to offset future taxes may be limited under Section 383 of the Internal Revenue Code and applicable state law.

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event the Company has a change in ownership, utilization of the carryforwards could be restricted.

The components of the Company’s deferred tax assets/liabilities are as follows (in thousands):

	As of April 30,
	2002	2001
Deferred tax assets:
Depreciation and amortization	$1,417	$1,865
Reserves and accruals	8,039	4,198
Credit carryforwards	5,108	4,482
Net operating loss carryforwards	41,159	32,206

Total deferred tax asset	55,723	42,751
Less: Valuation allowance	(55,723)	(42,751)

Net deferred tax assets	$—	$—

For financial reporting purposes, the Company has incurred a loss in each period since its inception. Based on the available objective evidence, including the Company’s history of losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at April 30, 2002 and 2001.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. statutory income tax rate to pre-tax loss is as follows:

	Fiscal Year Ended April 30,
	2002	2001	2000
Federal statutory rate	(34)%	(34)%	(34)%
State tax, net of federal impact	(13)	(1)	(2)
Acquisition and related amortization	1	9	2
Nondeductible stock compensation	—	4	6
Tax credit carryforwards generated	(2)	(1)	(5)
Write-off of acquisition related assets and impairments	1	18	—
Change in valuation allowance on deferred tax assets	47	5	33

	—%	—%	—%

NOTE 8—STOCKHOLDERS’ EQUITY:

In June 1999, the Company’s Board of Directors authorized the reincorporation of the Company in the State of Delaware. As a result of the reincorporation, the Company was authorized to issue 100,000,000 shares of $.001 par value Common Stock and 10,000,000 shares of $.001 par value Preferred Stock. On September 26, 2001, shareholders approved an amendment to the Company’s Certificate of Incorporation to increase the number of authorized common shares from 100,000,000 to 200,000,000.

The Board of Directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. All share and per share amounts as of and for each period presented have been adjusted to reflect the reincorporation.

Initial public offering and concurrent private placement of common stock

In August 1999, the Company completed its initial public offering of 6,900,000 shares of common stock, including the exercise of the underwriter’s overallotment option, at $10.50 per share. Net proceeds to the Company, before offering expenses, were $67.4 million or $9.77 per share. Offering expenses were $1.6 million. Simultaneous with the closing of the initial public offering, the Company sold an aggregate of 1,331,282 shares of Common Stock at $9.77 per share in private placements to three corporate investors. Upon the closing of the initial public offering, the outstanding 11,874,000 shares of Preferred Stock were converted into 23,748,000 shares of Common Stock and a warrant to purchase 120,000 shares of Common Stock at $3.38 per share was exercised.

Follow-on stock offering

In December 1999, the Company completed its follow-on public offering of 5,290,000 shares of Common Stock, including the exercise of the underwriters’ overallotment option, at $87.00 per share. The Company sold 3,290,000 shares of common stock in this offering and selling stockholders sold 2,000,000 shares. Net proceeds to the Company, before offering expenses, were $272.6 million. Upon the closing of the follow-on public offering, warrants to purchase 114,380 shares of Common Stock, at prices ranging from $0.58 to $1.48 per share were exercised.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock split

On March 17, 2000, the Board of Directors authorized a two-for-one stock split of the Company’s common stock, in the form of a stock dividend. All information presented in these financial statements has been retroactively adjusted to reflect the stock split.

Restricted stock

The Company has granted stock to certain founders and employees under a restricted stock plan. This plan was terminated in June 1999. Through June 1999, the Company had sold 4,496,550 shares of Common Stock to such founders and employees that were subject to certain repurchase rights by the Company. The Company has a right of first offer in connection with any proposed sale or transfer of these shares and has the right to repurchase these shares at the original issue price. The Company’s right of first offer and right to repurchase such shares declines on a percentage basis, usually over four years, based on the length of the employees’ continual employment with the Company. At April 30, 2002, there were no shares of founders restricted stock outstanding and 96,000 shares granted under the Company’s restricted stock plan were subject to repurchase at a weighted average price of $0.38 per share.

Certain of these and other shares were issued in exchange for notes receivable, which are full recourse and additionally collateralized by the underlying shares of Common Stock. These notes receivable are payable on various dates through March 2004 and bear interest at rates ranging from 4.5% to 7.4%. These notes receivable have been included as a component of stockholders’ equity.

Rights Agreement

During fiscal 2001, the Company adopted a Stockholder Rights Plan (“Rights Agreement”). Pursuant to the Rights Agreement, rights were distributed at the rate of one right for each share of Common Stock owned by the Company’s stockholders of record on April 26, 2001. The rights expire on April 2, 2011 unless extended or earlier redeemed or exchanged by the Company.

Under the Rights Agreement, each right entitles the registered holder to purchase one one-thousandth of a share of Series A Preferred stock of the Company at a price of $120.00 per share. The rights will become exercisable only if a person or group acquires beneficial ownership of 15% or more of the Company’s common stock or commences a tender offer or exchange offer upon consummation of which such person or group would beneficially own 15% or more of the Company’s common stock.

Warrant

In September 2000, in connection with a marketing alliance with a business partner, the Company issued a warrant to purchase 50,000 shares of the Company’s common stock at an exercise price of $67.05 per share, the fair value of the Company’s common stock on the date of the agreement. The Company recorded a charge of $2.0 million representing the fair value of the warrant, estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free rate of 5.75%, expected life of 3 years, expected dividend rate of 0%, and volatility of 80%. Such amount is presented as a reduction of stockholders’ equity and is being amortized to expense over the three-year life of the marketing alliance.

The warrant was granted on a non-contingent basis and vested immediately. The warrant is not subject to repurchase, nor does it require substantial performance for the third party to exercise. The marketing alliance is a three-year non-exclusive cooperative agreement, which is designed to enhance the Company’s and the third party’s potential revenues in their respective areas, and credibility in collaborative manufacturing commerce

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

without constraining each other’s business. The Company and third party will be responsible for their own cost and expenses in performing joint marketing and sales activities.

Upon the Company’s merger or consolidation with or sale or conveyance of all of its assets to any other corporation or entity, to the extent that the warrant has not been exercised in full by the effective date of such transaction, this warrant shall terminate. The warrant was outstanding as of April 30, 2002.

NOTE 9—EMPLOYEE BENEFIT PLANS:

401(k) plan

The Company’s employee savings and retirement plan is qualified under Section 401 of the Internal Revenue Code. Employees may elect to reduce their current compensation by up to the statutory prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. The Company provides a 50% match to employee contributions up to $1,500. Employees of the Company may elect to participate in the Company’s 401(k) plan. The Company made contributions to the 401(k) plan in fiscal 2002, 2001 and 2000.

Employee stock purchase plan

In June 1999, the Board adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”) which became effective on the date of the Company’s initial public offering, and reserved 1,000,000 shares of Common Stock for issuance thereunder. This reserve was automatically increased to 2,000,000 shares on May 1, 2000 and will increase each May 1 thereafter until and including May 1, 2009, by an amount equal to the lesser of 1,000,000 shares per year, 2% of the number of shares of Common Stock which are issued and outstanding on the last day of the preceding fiscal year or a number of shares determined by the Company’s Board of Directors. Employees generally will be eligible to participate in the Purchase Plan if they are employed by the Company for more than 20 hours per week and more than five months in a fiscal year end. In general, the price at which the Common Stock is purchased under the Purchase Plan is 85% of the lesser of the fair market value of the Company’s Common Stock on the first day of the applicable offering period or on the purchase date. Employees generally may not purchase more than 2,000 shares in a six- month period or stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period.

Under the Purchase Plan, the Company issued 307,000 shares of Common Stock at an average price of $8.50 per share in fiscal 2002, 250,000 shares at an average price of $11.57 per share in fiscal 2001, and 87,000 shares at an average price of $8.93 per share in fiscal 2000.

1995 stock option plan

In May 1995, the Company adopted the 1995 Stock Option Plan (the “1995 Plan”) which, as amended, provides for the issuance of incentive and nonqualified stock options to employees, directors and consultants of the Company. Under the 1995 Plan, 12,750,000 shares have been authorized for issuance as of April 30, 2002. This reserve will be automatically increased on the first day of each fiscal year by the lesser of 1,000,000 shares per year, 5% of the number of shares of the Company’s Common Stock which were issued and outstanding on the last day of the preceding fiscal year or a number of shares determined by the Company’s board of directors. Options granted under the 1995 Plan are for periods not to exceed ten years and options must be issued at prices not less than 100% and 85%, for incentive and nonqualified stock options, respectively, of the estimated fair value of the stock on the date of grant as determined by the Board of Directors. Options granted to stockholders who own greater than 10% of the outstanding stock are for periods not to exceed five years, and must be issued at prices not less than 110% of the estimated fair value of the stock on the date of grant. Options are exercisable upon grant and generally vest 25% or 20% at the end of the first year and at a rate of 1/36 or 1/48 per month thereafter such that they vest over four or five years, respectively.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2000 nonstatutory stock option plan

In February 2000, the Company adopted the 2000 Nonstatutory Stock Option Plan (the “2000 Plan”) which provides for the issuance of nonqualified stock options to employees and consultants of the Company. Under the 2000 Plan, 14,500,000 shares have been authorized for issuance. Options granted under the 2000 Plan must be issued at prices not less than 85% of the estimated fair value of the stock on the date of grant as determined by the Board of Directors, or a committee designated by the Board. The Company’s Board of Directors, or a committee designated Board, determines the vesting schedule and term of each grant.

Option exchange program

On October 18, 2001, the Company announced a voluntary stock option exchange program for its employees. Under the program, the Company’s option holders had the opportunity to cancel outstanding options with an exercise price in excess of $15.00 per share in exchange for new options to be granted at a future date that is at least six months and one day after the date of cancellation, which was November 19, 2001. The number of shares of common stock subject to the new options will be equal to 75% of the number subject to the exchanged options. Under the exchange program, options for 4.0 million shares of our common stock were tendered and cancelled. The replacement options will have terms and conditions that are substantially the same as those of the canceled options and will have an exercise price equal to fair market value of Agile’s common stock at the new grant date, which is not expected to be later than 20 days after May 20, 2002. Members of the Company’s Board of Directors did not participate in this program. See Note 11—Subsequent Events for grant of replacement options.

The following table summarizes activity under all stock option plans (shares in thousands):

	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price
Balance at April 30, 1999	490	2,320	$1.06
Options authorized	10,000	—	—
Options granted	(8,864)	8,864	24.86
Options exercised	—	(1,339)	1.70
Options canceled	510	(510)	12.18
Unvested shares repurchased	56	—	—

Balance at April 30, 2000	2,192	9,335	22.95
Options authorized	9,500	—	—
Options granted	(8,615)	8,615	27.86
Options exercised	—	(870)	7.48
Options canceled	1,161	(1,161)	26.23
Unvested shares repurchased	91	—	—

Balance at April 30, 2001	4,329	15,919	26.13
Options authorized	1,000	—	—
Options granted	(5,384)	5,384	10.30
Options exercised	—	(865)	4.98
Options canceled	8,428	(8,428)	35.84
Unvested shares repurchased	239	—	—

Balance at April 30, 2002	8,612	12,010	$13.68

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At April 30, 2002, approximately 239,000 outstanding shares of Common Stock purchased under the stock option plans were subject to repurchase at a weighted average purchase price of $1.96 share. Upon termination of employment, unvested shares previously purchased under the plans are subject to repurchase by the Company at a price equal to the exercise price.

The following table summarizes the information about stock options outstanding and exercisable as of April 30, 2002 (shares in thousands, except per share data):

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price
$ 0.075-$5.00	1,232	6.96	$3.39	497	$3.40
7.65- 9.30	1,234	9.45	8.50	72	9.30
9.50- 9.75	2,021	9.63	9.72	98	9.67
9.80-10.00	404	9.36	9.94	—	—
10.31-10.31	2,662	8.92	10.31	772	10.31
10.52-13.78	1,357	9.20	12.35	66	11.17
13.96-19.07	189	9.05	16.92	45	16.44
20.69-20.69	1,944	7.97	20.69	896	20.69
21.82-68.00	961	8.05	39.56	378	42.41
69.44-69.44	6	8.33	69.44	6	69.44

$0.075-$69.44	12,010	8.67	$13.68	2,830	$17.28

Fair value disclosures

The Company calculated the fair value of each option grant under the Plan on the date of grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123 with the following underlying assumptions:

	Fiscal Year Ended April 30,
	2002	2001	2000
Dividend yield	—	—	—
Expected volatility	98%	100%	100%
Average risk-free interest rate	4.5%	4.6%	6.5%
Expected life (in years)	5	5	5
Weighted average fair value of options granted	$8.82	$24.20	$22.16

Had compensation cost for options granted under the Plan been determined based on the fair value at the grant dates for the awards under a method prescribed by SFAS No. 123, the Company’s net loss would have been increased to the pro forma amounts below for the fiscal years ended April 30, 2002, 2001 and 2000, respectively (in thousands, except per share amounts):

	Fiscal Year Ended April 30,
	2002	2001	2000
Net loss as reported	$(34,543)	$(125,336)	$(35,193)
Pro forma net loss	(46,585)	(243,729)	(50,881)
Net loss per share as reported	(0.73)	(2.74)	(1.14)
Pro forma net loss per share	$(0.98)	$(5.33)	$(1.64)

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Because the determination of the fair value of all options granted after the Company became a public entity includes an expected volatility factor and because additional option grants are expected to be made each year, the compensation expense for options granted during each of the three years in the period ended April 30, 2002 are not representative of the pro forma effects of options grants on reported net income (loss) for future years.

Unearned stock compensation

In connection with certain stock option grants during the fiscal years ended April 30, 2002, 2001 and 2000, the Company recorded unearned stock compensation cost totaling ($5.1) million, $1.6 million and $30.7 million, respectively, which is being amortized over the vesting period of the related options, generally five years, using the multiple option approach. Amortization of unearned stock compensation totaled $282,000, $16.1 million and $11.9 million for the years ended April 30, 2002, 2001 and 2000, respectively.

NOTE 10—COMMITMENTS AND CONTINGENCIES:

The Company has entered into noncancelable operating leases for office space and capital leases for equipment with original terms ranging from 12 to 60 months. The terms of certain operating leases provide for rental payments on a graduated scale. The Company recognizes expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. The future minimum lease payments under these leases at April 30, 2002 are as follows (in thousands):

	Operating Leases
Fiscal Year Ending April 30,	Future Minimum Lease Payments	Less Sublease Income	Net Future Minimum Lease Payments	Capital Leases
2003	$6,284	$621	$5,663	$39
2004	5,358	51	5,307	—
2005	5,184	—	5,184	—
2006	2,010	—	2,010	—
2007	458	—	458	—

Total minimum lease payments	$19,294	$672	$18,622	39

Less: Amount representing interest				(1)

Present value of capital lease obligations				$38

Rent expense under noncancelable operating leases was approximately $6,351,000, net of sublease rental income of $685,000, for the year ended April 30, 2002, $3,569,000, net of sublease rental income of $349,000, for the year ended April 30, 2001, and $1,261,000, net of sublease rental income of $184,000, for the year ended April 30, 2000.

In addition, the Company has future minimum cash payments on software license agreements for third party software totaling $1.8 million. Payments are due in quarterly increments terminating in July 2003.

Litigation

On or around October 25, 2001, a stockholder class action complaint was filed in the United States District Court for the Southern District of New York against us, several of our officers and directors, and the underwriters

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of our initial public offering, Rennel Trading Corp. et al. v. Agile Software Corp. et al., Index No. 01-CV-9801 (SAS). The class action has been consolidated for pre-trial purposes with more than one thousand other actions, filed against more than 300 other issuers of securities, affiliated individuals, and dozens of underwriters of the securities offerings in In Re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). The plaintiffs allege that the prospectus for the initial public offering of Agile securities, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, that the underwriters had made secret arrangements for aftermarket purchases of the securities, and made arrangements for excessive and improper underwriters’ compensation in the form of increased brokerage commissions. The plaintiffs recently filed an amended complaint alleging also that the prospectus for a secondary offering of Agile securities, conducted on December 13 1999, and incorporated into a Registration Statement on Form S-1 filed with the Securities and Exchange Commission, also was materially false and misleading for the same alleged reasons. The plaintiffs also allege that the Company’s stock price was artificially inflated as a result of the alleged underwriter practices. Plaintiffs attempt to state and claim violations by the Company, the individuals and the underwriters of Section 11 of the Securities Act of 1933, violations by the individual defendants and underwriters of Section 12(a)(2) of the Securities Act, and violations by the underwriters of Section 10(b) the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities Exchange Commission. The litigation is in an early phase, and no substantive rulings have been issued by the Court. The Company believes that it has meritorious defenses against these actions and intends to vigorously defend them.

We are also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition or results of operations.

NOTE 11—SUBSEQUENT EVENTS:

Option exchange program

On May 31, 2002, the grant of replacement options to participating employees was approved resulting in the grant of options to purchase approximately 2.5 million shares of common stock. The exercise price of each replacement option is $8.34 per share, which was the fair market value of the Company’s common stock on May 31, 2002, based upon the closing sales price of the Company’s common stock on the Nasdaq National Market for such date . The replacement options have terms and conditions that are substantially the same as those of the canceled options. The exchange program did not result in any additional compensation charges or variable plan accounting. Members of the Company’s Board of Directors did not participate in this program. See Note 9 for a detail description of the Company’s option exchange program.

Impairment of equity investments

On June 21, 2002, the Company was notified that one of the companies in which it had a minority private equity investment, planned to cease operations during the first quarter of fiscal 2003. As a result, the Company expects to record an impairment charge related to this investment of approximately $1.0 million.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA (in thousands):

	Quarter				Fiscal Year
	First	Second	Third	Fourth
Fiscal 2002:
Total revenues	$23,325	$21,208	$18,047	$15,191	$77,771
Gross profit	18,631	16,902	14,057	11,200	60,790
Net loss (1)	(5,020)	(4,489)	(6,310)	(18,724)	(34,543)
Net loss per basic and diluted share (1)	$(.11)	$(.09)	$(.13)	$(.39)	$(.73)
Fiscal 2001:
Total revenues	$15,768	$20,246	$25,025	$26,020	$87,059
Gross profit	12,524	16,437	20,576	21,168	70,705
Net loss (2)	(14,947)	(14,064)	(12,593)	(83,732)	(125,336)
Net loss per basic and diluted share (2)	$(.33)	$(.31)	$(.27)	$(1.80)	$(2.74)

(1)
Net loss in the fourth quarter of fiscal 2002 includes $6.3 million of restructuring and other charges. Net loss in the first quarter of fiscal 2002 includes a $1.4 million writedown of the Company’s investments, partially offset by a reduction in merger related expenses related to the terminated Ariba merger.

(2)
Net loss in the fourth quarter of fiscal 2001 includes a $55.2 million impairment charge related to the write-off of goodwill and other intangible assets resulting from the DMI acquisition in November 1999, an $8.6 million charge related to the writedown of the Company’s investments in privately held companies, and $5.0 million in financial advisory expenses and professional fees relating to the termination of the merger with Ariba, Inc. on April 2, 2001.

Schedule II—Consolidated Valuation and Qualifying Accounts

Allowance for doubtful accounts

	Balance at Beginning of Period	Provision for Bad Debt	Amounts Written Off	Balance at End of Period
	(in thousands)
For the Year Ended April 30, 2000	$495	$113	$5	$603
For the Year Ended April 30, 2001	$603	$790	$143	$1,250
For the Year Ended April 30, 2002	$1,250	$399	$537	$1,112

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

Certain information required by Part III is omitted from this annual report as we will file a definitive Proxy Statement for our 2002 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See the information set forth in the section entitled “Proposal No. 1—Election of Directors” in Agile’s Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of Agile’s fiscal year ended April 30, 2002 (the “2002 Proxy Statement”), which is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

See the information set forth in the section entitled “Executive Compensation and Related Information” in the 2002 Proxy Statement, which is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the information set forth in the section entitled “Stock Ownership of Certain Beneficial Owners and Management” in the 2002 Proxy Statement, which is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the information set forth in the section entitled “Certain Relationships and Related Transactions” in the 2002 Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1. Financial Statements

See Item 8 of this Form 10-K.

2.	Financial Statement Schedules

See Item 8 of this Form 10-K.

3.	Exhibits

The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger dated as of August 17, 1999 by and between Agile Software Corporation and Delaware Agile Software Corporation.(2)

2.2	Agreement and Plan of Reorganization dated as of October 10, 1999, by and between Agile Software Corporation, Alaska Acquisition Corporation and Digital Market, Inc.(3)

3.1	Certificate of Incorporation of Agile Software Corporation, as amended to date.(1)

3.2	Certificate of Elimination and Certificate of Amendment.(1)

3.3	Amended and Restated Bylaws of Agile Software Corporation.(9)

4.1	Specimen Common Stock Certificate.(1)

10.1	Amended and Restated 1995 Stock Option Plan.(1)

10.2	1999 Employee Stock Purchase Plan.(1)

10.3	Form of Indemnity Agreement between Agile Software Corporation and its directors and officers.(1)

10.4	Almaden Financial Plaza Office Lease dated May 30, 1996 between North Block Partnership and Agile Software Corporation, as amended.(1)

10.5	Subordinated Loan and Security Agreement dated February 8, 1999 between Comdisco, Inc. and Agile Software Corporation.(1)

10.6	Revolving Credit Loan and Security Agreement (Accounts and Inventory) dated December 11, 1996 between Comerica Bank—California and Agile Software Corporation as modified.(1)

10.7	Master Lease Agreement dated September 18, 1995 between Comdisco, Inc. and Agile Software Corporation, and associated equipment schedules.(1)

10.8	Fifth Amended and Restated Investors’ Rights Agreement dated June 4, 1998 by and among Agile Software Corporation and the investors listed on Schedule A thereto.(1)

10.9	Series A Preferred Stock Purchase Agreement.(1)

10.10	Series B Preferred Stock Purchase Agreement.(1)

10.11	Series C Preferred Stock Purchase Agreement.(1)

10.12	Series D Preferred Stock Purchase Agreement.(1)

10.13	Series E Preferred Stock Purchase Agreement.(1)

10.14	Series F Preferred Stock Purchase Agreement.(1)

Exhibit Number	Description of Document
10.15	Sixth Amended and Restated Investor Rights Agreement dated as August 16, 1999 by and among Agile Software Corporation and the investors listed on Schedule A thereto.(2)

10.16	Office Lease dated as of November 5, 1999 by and between 55 Almaden Boulevard Limited Partnership and Agile Software Corporation.(4)

10.17	2000 Nonstatutory Stock Option Plan.(5)

10.18	First Amendment to Office Lease dated as of October 18, 2000 by and between 55 Almaden Boulevard Limited Partnership and Agile Software Corporation.(6)

10.19	Fifth Amendment to Office Lease dated as of October 10, 2000 by and between North Block Partnership and Agile Software Corporation.(6)

10.20	Agreement and Plan of Reorganization among Ariba, Inc., Silver Merger Corporation and Agile Software Corporation dated January 29, 2001.(7)

10.21	Mutual Termination Agreement and Release by and among Ariba, Inc., Silver Merger Corporation, and Agile Software Corporation, dated April 2, 2001.(8)

10.22
Form of Rights Agreement between Agile Software Corporation and Fleet National Bank, as Rights Agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(9)

21.1	Subsidiaries of Agile Software Corporation.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

24.1	Power of Attorney (included on page 66).

(1)	Incorporated by reference to Agile’s Registration Statement on Form S-1 (File No. 333-81387), declared effective on August 19, 1999.
(2)	Incorporated by reference to Agile’s Quarterly Report on Form 10-Q (file No. 000-27071), filed on September 14, 1999.
(3)	Incorporated by reference to Agile’s Current Report on Form 8-K (file No. 000-27071), filed on December 8, 1999.
(4)	Incorporated by reference to Agile’s Registration Statement on Form S-1 (File No. 333-91243), declared effective on December 13, 1999.
(5)	Incorporated by reference to Agile’s Registration Statement on Form S-8 (file No. 333-35416), filed on April 21, 2000.
(6)	Incorporated by reference to Agile’s Quarterly Report on Form 10-Q (file No. 000-27071), filed on December 12, 2000.
(7)	Incorporated by reference to Agile’s Quarterly Report on Form 10-Q (file No. 000-27071), filed on March 12, 2001.
(8)	Incorporated by reference to Agile’s Current Report on Form 8-K (file No. 000-27071), filed on April 4, 2001.
(9)	Incorporated by reference to Agile’s Current Report on Form 8-K (file No. 000-27071), filed on April 26, 2001.

(b)	Reports On Form 8-K

None

(c)	See item 14(a)(3) above.

(d)	See item 8 above.

SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AGILE SOFTWARE CORPORATION

By:	/s/ CAROLYN V. AVER

Carolyn V. Aver
Executive Vice President and Chief Financial Officer

Date:	July 26, 2002

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints Bryan D. Stolle and Carolyn V. Aver, each of them acting individually, as his or her attorney-in-fact, each with the full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ BRYAN D. STOLLE Bryan D. Stolle	Chairman of the Board, Executive Officer, President and Director (Principal Executive Officer)	July 26, 2002

/S/ CAROLYN V. AVER Carolyn V. Aver	Executive Vice President, Chief Financial Officer, Secretary and Director (Principal Financial and Accounting Officer)	July 26, 2002

/S/ KLAUS-DIETER LAIDIG Klaus-Dieter Laidig	Director	July 26, 2002

/S/ JAMES L. PATTERSON James L. Patterson	Director	July 26, 2002

Signature	Title	Date

/s/ NANCY J. SCHOENDORF Nancy J. Schoendorf	Director	July 26, 2002

/S/ PAUL WAHL Paul Wahl	Director	July 26, 2002