Form 10-Q
period 2002-07-31
AGILE SOFTWARE CORP
filed 2002-09-13
CIK 1088653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                    to

(Commission File Number) 000-27071

AGILE SOFTWARE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	77-0397905
(State of incorporation)	(IRS Employer Identification Number)

One Almaden Boulevard, San Jose, Ca 95113-2253
(Address of principal executive offices, including ZIP code)

(408) 975-3900
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

The number of shares outstanding of the Registrant’s Common Stock as of July 31, 2002 was 48,469,816.

AGILE SOFTWARE CORPORATION

I NDEX

PART 1—FINANCIAL INFORMATION

Item 1.    Financial Statements

AGILE SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	July 31, 2002	April 30, 2002(1)
ASSETS
Current assets:
Cash and cash equivalents	$121,782	$123,374
Short-term investments	151,952	162,175
Accounts receivable, net of allowance for doubtful accounts of $997 and $1,112 as of July 31, 2002 and April 30, 2002, respectively	7,693	6,538
Other current assets	6,792	8,052

Total current assets	288,219	300,139

Property and equipment, net	11,105	10,887
Other assets	5,825	8,038

	$305,149	$319,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,897	$5,113
Accrued expenses and other liabilities	13,249	14,120
Deferred revenue	12,836	13,200

Total current liabilities	29,982	32,433

Stockholders’ equity:
Common Stock	48	48
Additional paid-in capital	512,030	512,349
Notes receivable from stockholders	(242)	(249)
Unearned stock compensation	(3,060)	(4,004)
Accumulated other comprehensive income	344	92
Accumulated deficit	(233,953)	(221,605)

Total stockholders’ equity	275,167	286,631

	$305,149	$319,064

(1)	The April 30, 2002 consolidated balance sheet information has been derived from the audited financial statements at that date.

See accompanying notes to these condensed consolidated financial statements.

AGILE SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended July 31,
	2002	2001
Revenues:
License	$6,855	$16,007
Professional services and maintenance	9,169	7,318

Total revenues	16,024	23,325

Cost of revenues:
License	651	962
Professional services and maintenance	4,662	3,705
Stock compensation	24	27

Total cost of revenues	5,337	4,694

Gross profit	10,687	18,631

Operating expenses:
Sales and marketing:
Other sales and marketing	11,673	15,068
Stock compensation	455	435
Research and development:
Other research and development	8,065	8,348
Stock compensation	105	138
General and administrative:
Other general and administrative	1,637	2,200
Stock compensation (recovery)	(41)	(186)
Amortization of goodwill and other intangible assets	—	189
Merger related benefit	—	(835)

Total operating expenses	21,894	25,357

Loss from operations	(11,207)	(6,726)
Interest and other income, net	1,515	3,259
Impairment of equity investments	(2,560)	(1,446)

Loss before income taxes	(12,252)	(4,913)
Provision for income taxes	96	107

Net loss	$(12,348)	$(5,020)

Net loss per share:
Basic and diluted	$(0.26)	$(0.11)

Weighted average shares	48,176	46,790

See accompanying notes to these condensed consolidated financial statements.

AGILE SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended July 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(12,348)	$(5,020)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	—	349
Depreciation and amortization	2,161	2,322
Amortization of stock compensation	543	414
Impairment of equity investments	2,560	1,446
Changes in operating assets and liabilities:
Accounts receivable, net	(1,155)	6,372
Other assets, current and non-current	913	(2,182)
Accounts payable	(1,216)	(4,696)
Accrued expenses and other liabilities	(871)	(486)
Deferred revenue	(364)	(5,023)

Net cash used in operating activities	(9,777)	(6,504)

Cash flows from investing activities:
Purchases of investments	(50,010)	(124,679)
Proceeds from maturities and sales of investments	60,485	82,605
Purchases of privately-held investments	—	(150)
Acquisition of property and equipment	(2,379)	(3,657)

Net cash provided by (used in) investing activities	8,096	(45,881)

Cash flows from financing activities:
Repayment of capital lease obligations	—	(350)
Proceeds from issuance of common stock, net of repurchases	82	1,218
Repayment of notes receivable from stockholders	7	58

Net cash provided by financing activities	89	926

Net decrease in cash and cash equivalents	(1,592)	(51,459)
Cash and cash equivalents at beginning of period	123,374	139,917

Cash and cash equivalents at end of period	$121,782	$88,458

Non-cash investing and financing activities:
Reductions in unearned stock compensation	$(401)	$(1,550)

See accompanying notes to these condensed consolidated financial statements.

AGILE SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Agile Software Corporation and its subsidiaries (“Agile” or the “Company”) have been prepared by the Company and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim period presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending April 30, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2002, included in the Company’s Annual Report on Form 10-K filed on July 26, 2002 with the Securities and Exchange Commission.

Certain reclassifications have been made to prior year balances in order to conform to the current period presentation. These classifications had no impact on previously reported net loss or cash flows.

2.    Concentrations of Credit Risk and Significant Customers

Revenues from one customer were approximately 16% of the Company’s total revenues for the three months ended July 31, 2002 and accounts receivable from this customer represented approximately 17% of the Company’s accounts receivable at July 31, 2002. No customer represented more than 10% of the Company’s total revenues for the three months ended July 31, 2001 and no customer represented more than 10% of the Company’s accounts receivable at July 31, 2001.

3.    Revenue recognition

The Company recognizes revenues in accordance with SOP 97-2, “Software Revenue Recognition,” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.”

The Company derives revenues from the license of software products under software license agreements and from the delivery of professional services and maintenance services. When contracts contain multiple elements, and vendor-specific objective evidence of fair value exists for all undelivered elements, the Company accounts for the delivered elements in accordance with the residual method prescribed by SOP 98-9. Multiple element arrangements generally include post-contract customer support (PCS or maintenance), software products, and in some cases, services. Vendor-specific objective evidence of fair value is generally determined by sales of the individual element or service to other customers, or with respect to PCS, through a renewal rate specified in the related arrangement or by sales of the element when sold separately.

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

Revenues from professional services consist of training and implementation services. Training revenues are recognized as the services are performed. Professional services are not essential to the functionality of the other elements of the arrangement and are accounted for separately. Professional services are recognized as the services are performed for time and materials contracts or upon acceptance of milestones on fixed price contracts. A provision for estimated losses on fixed-price professional services contracts is recognized in the period in which the loss becomes known.

Maintenance revenues are recognized ratably over the term of the maintenance contract, which is generally twelve months. Maintenance contracts include the right to unspecified upgrades on a when-and-if available basis, and ongoing support.

4.    Net Loss Per Share

Basic net loss per share is computed by dividing the net loss available to holders of Common Stock for the period by the weighted average number of shares of Common Stock outstanding during the period less unvested restricted Common Stock. Diluted net loss per share is the same as basic net loss per share because the calculation of diluted net loss per share excludes potential shares of Common Stock since their effect is antidilutive. Potential shares of Common Stock consist of unvested restricted Common Stock, incremental common shares issuable upon the exercise of stock options and a warrant.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended July 31,

	2002	2001
Numerator:
Net loss	$(12,348)	$(5,020)

Denominator:
Weighted average shares	48,460	47,586
Weighted average unvested shares of Common Stock subject to repurchase	(284)	(796)

Denominator for basic and diluted calculation	48,176	46,790

Net loss per share:
Basic and diluted	$(0.26)	$(0.11)

The following table sets forth potential shares of Common Stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive as of the dates indicated below (in thousands):

	As of July 31,
	2002	2001
Common Stock warrant	50	50
Unvested Common Stock subject to repurchase	265	704
Common Stock options	14,808	15,779

	15,123	16,533

5.    Comprehensive Income

The Company’s comprehensive income, which encompasses net income and unrealized gains or losses on available-for-sale securities, is as follows:
	Three Months Ended July 31,

	2002	2001
Net loss	$(12,348)	$(5,020)
Unrealized gains on availabe-for-sale securities	252	97

Comprehensive loss	$(12,096)	$(4,923)

6.    Segment Information

The Company identifies its operating segments based on business activities, management responsibility and geographical location of the customer. During three months ended July 31, 2002 and 2001, the Company operated in a single business segment. Revenues from foreign customers were approximately 26% of total revenues during the three months ended July 31, 2002. Revenues from foreign customers were less than 10% of total revenues in the three months ended July 31, 2001. Our international revenues were derived primarily from sales to customers located in Japan, Europe and Asia Pacific. Revenues are attributed to geographic locations based upon the location of the customer.

7.    Stock compensation

Stock compensation expense is being recognized over the applicable vesting period of the options, generally five years, consistent with the accelerated amortization method prescribed by FASB Interpretation No. 28. Amortization of stock compensation for employees was $419,000 and $492,000 for the three months ended July 31, 2002 and July 31, 2001, respectively.

Stock compensation expense related to stock options granted to consultants is recognized as earned, over the applicable vesting period of the options, generally five years, consistent with the accelerated amortization method prescribed by Financial Accounting Standards Board (“FASB”) Interpretation No. 28. At each reporting date, the Company re-values the stock compensation using the Black-Scholes option pricing model for unvested options. As a result, the stock compensation expense fluctuates with the movement in the fair market value of the Company’s common stock. Amortization of stock compensation for consultants was $124,000 and $(78,000) for the three months ended July 31, 2002 and July 31, 2001, respectively.

During the three months ended July 31, 2002 and 2001, respectively, we terminated employment for individuals for whom we had recognized deferred stock composition and had recognized related expense on unvested options using an accelerated method. In addition, we revalued certain unvested options granted to consultants using the Black-Scholes model, that we had recognized deferred stock compensation and had recognized related expense on unvested options using the accelerated method. Accordingly, during the three months ended July 31, 2002 and 2001, respectively, the Company reduced unearned stock compensation, which would have been amortized to future expense of $(401,000) and $(1.5 million). Further, we reduced amortization to expense of unearned stock compensation by $(164,000) and $(768,000) for the three months ended July 31, 2002 and 2001, respectively to record the benefit of previously recognized expense on unvested options.

8.    Marketable Investments

The Company’s marketable investments are comprised of U.S., state, and municipal government obligations; corporate debt securities; and foreign debt securities. Investments with maturities of less than one year are considered short-term and are carried at fair value. All investments are held in the Company’s name and custodied with one major financial institution. The specific identification method is used to determine the cost of securities. At July 31, 2002 and April 30, 2002, all of the Company’s investments were classified as current and available for sale. Unrealized gains and losses on these investments are included as a separate component of stockholders’ equity. Realized gains and losses and declines in value considered to be other than temporary are included in interest and other income.

9.    Other Assets

Other assets include investments in equity instruments of privately held companies, which amounted to $1.1 million and $3.5 million at July 31, 2002 and April 30, 2002, respectively. These investments, accounted for using the cost method and consisting primarily of investments in a venture fund and preferred stock, are reviewed each reporting period for declines considered other-than-temporary, and, if appropriate, written down to their estimated fair value.

During the three months ended July 31, 2002 and 2001, the Company determined that such investments had incurred a decline in value that was other-than-temporary and, accordingly, their carrying amounts were reduced to their estimated fair value by a charge to other income (expense) of $2.6 million and $1.4 million in the three months ended July 31, 2002 and 2001, respectively.

Other assets also include prepaid software license fees paid to third party software developers for technology integrated into our products, which amounted to $4.6 million and $4.7 million as of July 31, 2002 and April 30, 2002, respectively. Management evaluates the future realization of such costs quarterly and charges to operations any amounts that management deems unlikely to be fully realized through future sales. Such prepaid software license fees are classified as current and noncurrent assets based upon estimated product release date.

10.    Restructuring Accrual

During the fourth quarter of fiscal 2002, the Company implemented a restructuring program to reduce expenses to align its operations and cost structure with existing market conditions. The restructuring program included a reduction of approximately 15% of worldwide headcount or 75 employees, across all functions. The restructuring program also included facility and lease costs related to the closure of certain excess facilities and activities that the Company exited.

The significant components of the restructuring accrual as of July 31, 2002 are as follows (in thousands):

	Accrual at April 30, 2002	Cash Payments	Accrual at July 31, 2002

Workforce reductions	$1,982	$(978)	$1,004
Facilities costs	729	(88)	641

Total	$2,711	$(1,066)	$1,645

The remaining cash payments relating to employee severance and fringe benefits are expected to be paid by January 31, 2003, and the remaining cash payments relating to facilities and leases are expected to be paid through August 2005.

11.    Option Exchange Program

On October 18, 2001, we announced a voluntary stock option exchange program for our employees. Under the program, our option holders had the opportunity to cancel outstanding options with an exercise price in excess of $15.00 per share in exchange for new options to be granted at a future date that is at least six months and one day after the date of cancellation, which was November 19, 2001. The number of shares of common stock subject to the new options was equal to 75% of the number subject to the exchanged options. Under the exchange program, options for 4.0 million shares of our common stock were tendered and cancelled. On May 31, 2002, we issued options to purchase approximately 2.5 million shares of common stock to replace the tendered options. In addition, a certain number of employees terminated their employment in the intervening six months, and were not granted replacement options. The exercise price of each replacement option is $8.34 per share, which was the fair market value of our common stock on May 31, 2002, represented by the closing sale price on such date on the Nasdaq

National Market. The replacement options have terms and conditions that are substantially the same as those of the canceled options. The exchange program did not result in any additional compensation charges or variable plan accounting. Members of our Board of Directors did not participate in this program.

12.    Litigation

On or around October 25, 2001, a stockholder class action complaint was filed in the United States District Court for the Southern District of New York against us, several of our officers and directors, and the underwriters of our initial public offering, Rennel Trading Corp. et al. v. Agile Software Corp. et al., Index No. 01-CV-9801 (SAS). The class action has been consolidated for pre-trial purposes with more than one thousand other actions, filed against more than 300 other issuers of securities, affiliated individuals, and dozens of underwriters of the securities offerings in In Re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). The plaintiffs allege that the prospectus for the initial public offering of Agile securities, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, that the underwriters had made secret arrangements for aftermarket purchases of the securities, and made arrangements for excessive and improper underwriters compensation in the form of increased brokerage commissions. The plaintiffs recently filed an amended complaint that additionally alleges that the prospectus for a secondary offering of Agile securities, conducted on December 13, 1999, and incorporated into a Registration Statement on Form S-1 filed with the Securities and Exchange Commission, also was materially false and misleading for the same alleged reasons. The plaintiffs also allege that the Company’s stock price was artificially inflated as a result of the alleged underwriter practices. Plaintiffs attempt to state and claim violations by the Company, the individuals and the underwriters of Section 11 of the Securities Act of 1933, violations by the individual defendants and underwriters of Section 12(a)(2) of the Securities Act, and violations by the underwriters of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission. The litigation is in an early phase, and no substantive rulings have been issued by the Court. The Company believes that it has meritorious defenses against these actions and intends to vigorously defend them.

We are also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition or results of operations.

13.    Goodwill and Intangible Assets

Effective May 1, 2002, we adopted Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective May 1, 2002 and recorded goodwill was tested for impairment by comparing the fair value of Agile Software Corporation, as determined by its implied market capitalization, to its consolidated carrying value including recorded goodwill. An impairment test is required to be performed at adoption of SFAS No. 142 and at least annually thereafter. On an ongoing basis (absent any impairment indicators), we expect to perform our impairment testing during the three months ended April 30.

In connection with adopting SFAS 142, we also reassessed the useful lives and the classification of our identifiable intangible assets. Based upon such assessment, the Company reclassified $2.1 million of its intangible assets, representing acquired workforce in place to goodwill and ceased amortization of such amounts. As of April 30, 2002 the Company had gross intangible assets of $2.2 million and related amortization of approximately $1.9 million. Prospectively, the Company will not record any material amortization related to the intangible assets existing at April 30, 2002. Based on our initial impairment test, we determined that none of the recorded goodwill was impaired. Impairment adjustments recognized after adoption, if any, are generally required to be recognized as operating expenses.

Actual results of operations for the three-month periods ended July 31, 2002 and 2001 and pro forma results of operations for the three-month periods ended July 31, 2002 and 2001, had we applied the non-amortization provisions of SFAS No. 142 in those periods, is as follows (in thousands, except per share amounts):

	Three Months Ended July 31,
	2002	2001
Net loss as reported	$(12,348)	$(5,020)
Add: amortization of goodwill	—	189

Pro forma net loss	$(12,348)	$(4,831)

Net loss per share as reported	$0.26	$0.11

Pro forma net loss per share	$0.26	$0.10

14.    Recent Accounting Pronouncements

On October 3, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company for all financial statements issued in fiscal 2003. The Company does not believe that the adoption of SFAS No. 144 will have a material impact on its financial position or results of operations.

On July 29, 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force (EITF) Issue No. 94-3 (EITF 94-3), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.)” SFAS No. 146 requires that the initial liability for costs associated with exit and disposal activities be measured at fair value and prohibits the recognition of a liability based solely on an entity’s commitment to a plan, which, in turn, nullifies EITF 94-3. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Retroactive application of FAS 146 is prohibited and, accordingly, liabilities recognized prior to the initial application of FAS 146 should continue to be accounted for in accordance with EITF 94-3 or other applicable preexisting guidance. The Company does not currently believe that the adoption of SFAS No. 146 will have a material impact on its financial position or results of operations.

Item 2.    M anagement’s Discussion and Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed in “Other Factors Affecting Operating Results” and “Liquidity and Capital Resources” below, as well as Risk Factors included in our Annual Report on Form 10-K filed on July 26, 2002 with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

Overview

We develop and market product chain management solutions to help companies work internally and with their suppliers and customers to build better, more profitable products faster. We believe that our products reduce time-to-volume and cost of goods sold and improve customer responsiveness and product quality. Our solutions manage the system of record for a company’s products and provide business applications for critical communication and collaboration about the product record among manufacturers, outsourced manufacturing providers, suppliers and customers. Our products help companies manage complex supply chains, as well as globally dispersed engineering, manufacturing, sales and distribution functions. We were founded in March 1995 and in June 1996 we began selling our first products and delivering related services. We currently license our products in the United States through our direct sales force, and in Japan, Europe and Asia-Pacific both through our direct sales force and distributors. To date, international revenues have been growing as we have expanded our international sales force. Revenues from foreign customers were approximately 26% of total revenues in the three months ended July 31, 2002. Revenues from foreign customers were less than 10% of total revenues in the three months ended July 31, 2001. The increase in revenue from foreign customers as a percentage of total revenues was due primarily to increases in Japan, and to a lesser extent, Europe.

Customers who license our software products receive a license for our application servers, one or more user licenses, and adapters provided by third parties to connect with the customers’ other existing enterprise systems. Our customers generally purchase a limited number of user licenses at the time of the initial license of the software products and may purchase additional user licenses as needed. Customers may purchase implementation services from us. These professional services are generally provided on a fixed-price or time-and-materials basis and may be provided by third-party consulting organizations. We also offer fee-based training services to our customers. As of July 31, 2002, over 98% of our customers of new or add-on licenses purchased maintenance contracts, which provide unspecified software upgrades on a when-and-if available basis, and technical support over a stated term, which is generally a twelve-month period. Over 90% of our existing customers had renewed their maintenance contracts as of July 31, 2002. We may not be able to maintain or continue these rates of purchases or renewals of maintenance agreements.

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

The restructuring plan resulted in the termination of employment of approximately 15% of our worldwide headcount or 75 personnel. The terminations were made across all business functions and geographic regions. Costs resulting from the restructuring included severance benefits and out-placement services. All termination benefits were communicated to the affected employees on April 30, 2002.

We have incurred quarterly and annual losses in each of the years since we were formed and we expect to continue to incur quarterly and annual losses in the near term. We incurred losses of $12.3 million and $5.0 million in the three months ended July 31, 2002 and 2001, respectively. As of July 31, 2002, we had an accumulated deficit of approximately $234.0 million. We expect to continue to incur significant sales and marketing, research and development, general and administrative expenses and stock compensation expenses, resulting in continued operating losses for the foreseeable future. Accordingly, in order to achieve profitability, we will need to increase our revenues significantly or cut our cost run rate.

Use of Estimates and Critical Accounting Policies

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenues, loss from operations, and net loss, as well as on the value of certain assets on our balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance, as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition, allowance for doubtful accounts, impairment of long-lived assets and restructuring reserves, which are described below.

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

Revenue Recognition

We recognize revenue in accordance with Statement of Position, or SOP 97-2, “Software Revenue Recognition,” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” We recognize license revenues when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable, delivery of the product has occurred and the customer has accepted the product (including the expiration of an acceptance period) if the terms of the contract include an acceptance requirement. In the event that we grant a customer the right to specified upgrades and vendor-specific objective evidence of fair value exists for such upgrades, we defer license revenue in an amount equal to this fair value until we have delivered the specified upgrade. If vendor-specific objective evidence of fair value does not exist, then we defer recognition of the entire license fee until we deliver the specified upgrade. We provide allowances for estimated returns at the time we deliver product, based upon our historical level of returns. If professional services are essential to the functionality of the other elements of the arrangement, we defer recognition of revenue until we had satisfied our professional services obligations. To date, professional services have not been essential to the functionality of the other elements, and thus have been accounted for separately.

We consider a non-cancelable agreement signed by us and the customer to be evidence of an arrangement. Delivery is considered to occur when media containing the licensed programs is provided to a common carrier, or the customer is given electronic access to the licensed software. Our typical end user license agreements do not contain acceptance clauses. We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment. If the fee is not fixed or determinable, we recognize revenue as the amounts become due and payable. Probability of collection is based upon our assessment of the customer s financial condition through review of their current financial statements or credit reports. Collection is deemed probable if we expect that the customer will be able to pay amounts under the arrangement as payments become due. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. If we determine that collection is not probable, we defer the revenue and recognize the revenue upon cash collection.

When our software licenses contain multiple elements, we allocate revenue to each element based on the relative fair values of the elements. Multiple element arrangements generally include post-contract support (PCS or maintenance), software products, and in some cases, services. Revenue from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as PCS, based on the relative fair values of the elements specific to us. Our determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence, which is generally determined by sales of the individual element or service to third parties or by reference to a renewal rate specified in the related arrangement or by sale of the element when sold seperately.

Where vendor-specific objective evidence of fair-value exists for all undelivered elements, but evidence does not exist for one or more delivered elements, we account for the delivered elements in accordance with the Residual Method prescribed by SOP 98-9. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. In most cases, the bundled multiple elements include PCS and the software product. In such cases, when vendor-specific objective evidence of fair value exists for all of the undelivered elements (most commonly PCS), the residual or remaining amount is recognized as revenue and the PCS is recognized ratably over the PCS term, which is typically 12 months.

Revenues from professional services consist of training and implementation services. Training revenues are recognized as the services are performed. Professional services are not essential to the functionality of the other elements of the arrangement and are accounted for separately. Professional services are recognized as the services are performed for time and materials contracts or upon acceptance of milestones on fixed price contracts. A provision for estimated losses on fixed-price professional services contracts is recognized in the period in which the loss becomes known.

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

Allowance for Doubtful Accounts and Sales Returns

We maintain an allowance for doubtful accounts and a sales return allowance at amounts we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on our receivables and for sales returns. A considerable amount of judgment is required when we assess the realization of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required.

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

During the three months ended July 31, 2002 and 2001, we determined that such investments had incurred a decline in value that was other-than-temporary based upon specific triggering events and, accordingly, we reduced their carrying amounts to estimated fair value by a charge to other income (expense) of $2.6 million and $1.4 million in the three months ended July 31, 2002 and 2001, respectively. To the extent that events or circumstances cause our assumptions to change, additional charges may be required which could be material.

Prepaid Software License Fees

Prepaid software license fees are paid to third party software developers under development arrangements for technology integrated into our products. We amortize the prepaid license fees to cost of revenues based upon the actual number of units we ship or net revenue earned over the period of the agreement with the third party developer. Management evaluates the future realization of such costs quarterly and charges to operations any amounts that management deems unlikely to be fully realized through future sales. Such costs are classified as current and noncurrent assets based upon estimated product release date. We have recorded impairment charges for these prepaid software license fees in the past and to the extent that events or circumstances cause our assumptions to change, additional charges may be required which could be material.

Restructuring Accrual

In the three months ended April 30, 2002, we announced a worldwide restructuring and established an accrual for severance and other associated costs incurred as a result of our reduction in personnel and against outstanding lease commitments for properties that we intend to vacate. These future estimated lease obligations include rent, and utilities and have been reduced by estimated sublease income. These estimates will be reviewed and revised quarterly and may result in an increase to restructuring expense should we not be able to lease the properties in a reasonable period or at a rate significantly different than estimated.

Stock Options and Warrants

In connection with certain employee and consultant stock option grants, we have recorded unearned stock compensation totaling $35.0 million through July 31, 2002, of which $3.1 million remains to be amortized. For employees, unearned stock compensation represents the difference between the option price and the deemed fair value of our common stock on the date of grant and is reported as unearned stock compensation, a component of stockholders’ equity. Unearned stock compensation is amortized through charges to operations over the vesting period of the options, which is generally five years, consistent with the accelerated amortization method as described in Financial Accounting Standards Board, or FASB, Interpretation No. 28. Stock compensation expense for employees and consultants was $543,000 and $414,000 for the three months ended July 31, 2002 and 2001, respectively.

In connection with certain options granted to consultants in fiscal 2000, we re-value the unvested options using the Black-Scholes option-pricing model at each balance sheet date as prescribed by SFAS No. 123. As a result, stock compensation will fluctuate as the fair value of our stock fluctuates through fiscal 2005. We calculated the fair value of the unvested options subject to variable accounting, at $280,000 as of July 31, 2002, using the following underlying assumptions: expected volatility of 100%, risk-free interest rates of 2.00% and option terms of two to four years.

In September 2000, in connection with a marketing alliance with a third party, we issued a warrant to purchase 50,000 shares of our common stock at an exercise price of $67.05 per share, the fair value of our common stock on the date of the agreement. We recorded a charge of $2.0 million representing the fair value of the warrant at the time of issuance, estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free rate of 5.75%, expected life of 3 years, expected dividend rate of 0%, and volatility of 80%. Such amount is presented as a reduction of stockholders equity and is being amortized to sales and marketing expense over the three-year life of the marketing alliance.

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

On October 18, 2001, we announced a voluntary stock option exchange program for our employees. Under the program, our option holders had the opportunity to cancel outstanding options with an exercise price in excess of $15.00 per share in exchange for new options to be granted at a future date that is at least six months and one day after the date of cancellation, which was November 19, 2001. The number of shares of common stock subject to the new options was equal to 75% of the number subject to the exchanged options. Under the exchange program, options for 4.0 million shares of our common stock were tendered and cancelled. On May 31, 2002, we issued options to purchase approximately 2.5 million shares of common stock to replace the tendered options. In addition, a certain number of employees terminated their employment in the intervening six months, and were not granted replacement options. The exercise price of each replacement option is $8.34 per share, which was the fair market value of our common stock on May 31, 2002, represented by the closing sale price on such date on the Nasdaq National Market. The replacement options have terms and conditions that are substantially the same as those of the canceled options. The exchange program did not result in any additional compensation charges or variable plan accounting. Members of our Board of Directors did not participate in this program.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total revenues:

	Three Months Ended July 31,
	2002	2001
Revenues:
License	43%	69%
Professional services and maintenance	57	31

Total revenues	100	100

Cost of revenues:
License	4	4
Professional services and maintenance	29	16
Stock compensation	—	—

Total cost of revenues	33	20

Gross profit	67	80

Operating expenses:
Sales and marketing:
Other sales and marketing	73	65
Stock compensation	3	2
Research and development:
Other research and development	50	36
Stock compensation	1	1
General and administrative:
Other general and administrative	10	9
Stock compensation (recovery)	—	(1)
Amortization of goodwill and other intangible assets	—	1
Merger related benefit	—	(4)

Total operating expenses	137	109

Loss from operations	(70)	(29)
Interest and other income, net	9	14
Impairment of equity investments	(16)	(6)

Loss before income taxes	(77)	(21)
Provision for income taxes	—	1

Net loss	(77)%	(22)%

Three Months Ended July 31, 2002 and 2001

Revenues

Our total revenues for the three months ended July 31, 2002 were $16.0 million, representing a decrease of $7.3 million, or 31%, from the revenues of $23.3 million in the quarter ended July 31, 2001. We had one customer that accounted for 16% of our total revenues for the three months ended July 31, 2002. No customer represented more than 10% of the Company’s total revenues for the three months ended July 31, 2001. Revenues from foreign customers were approximately 26% of total revenues in fiscal 2002. Revenues from foreign customers were less than 10% of total revenues in the three months ended July 31, 2001. The increase in revenue from foreign customers as a percentage of total revenues was due primarily to increased sales to customers located in Japan, and to a lesser extent, Europe.

License Revenues.    Our license revenues for the three months ended July 31, 2002 were $6.9 million, representing a decrease of $9.2 million, or 57%, from the license revenues of $16.0 million in the quarter ended July 31, 2001. License revenues as a percentage of total revenues were 43% and 69% for the three months ended July 31, 2002 and 2001, respectively. The decrease in license revenues in absolute dollars and as a percentage of total revenues was due to lower average sales prices and a lower number of license sales transactions resulting from the economic slowdown and significant decline in information technology spending that has impacted our license sales during most of fiscal 2002 and 2003. The current economic slowdown and reduction in technology spending may continue to impact our business for the next quarter and beyond.

Professional Services and Maintenance Revenues.    Our professional services and maintenance revenues for the three months ended July 31, 2002 were $9.2 million, representing an increase of $1.9 million, or 25%, from the professional services and maintenance revenues of $7.3 million for the three months ended July 31, 2001. Professional services and maintenance revenues as a percentage of total revenues were 57% and 31% for the three months ended July 31, 2002 and 2001, respectively. The increase in professional services and maintenance revenues in absolute dollars was due primarily to higher maintenance contract renewals on our larger customer base, and to a lesser extent, due to a larger number of billable consultants. The increase as a percentage of revenue is principally due to the reduced levels of license revenues. We expect that professional services and maintenance will continue to increase on an absolute basis, but at a decreasing rate than previously, as maintenance contract renewals decrease as the growth in our customer base has slowed during fiscal 2002 and 2003. Due to the current economic environment, we believe that we may be unable to maintain historical contract renewal rates and may also experience reductions in size of contract renewals.

Cost of Revenues

Cost of License Revenues.    Our cost of license revenues includes license fees due to third parties for integrated technology, the cost of manuals and product documentation, production media used to deliver our products and packaging costs.

Cost of license revenues, excluding stock compensation, was $651,000 for the three months ended July 31, 2002, representing a decrease of $311,000, or 32%, from the cost of license revenues of $962,000 for the three months ended July 31, 2001. Cost of license revenues as a percentage of license revenues was 9% and 6% for the three months ended July 31, 2002 and 2001, respectively. The decrease in cost of license revenues in absolute dollars was due primarily to a decrease in our license revenues, resulting in a decrease in license fees paid to third parties on third-party software integrated into our products. We expect the cost of license revenues in absolute dollars to track with the increase or decrease in our overall license revenues. The increase in cost of license revenues as a percentage of license revenues is due to a higher component of third party imbedded software in our new products. New and future versions of our product suite will include more third party imbedded software than prior versions, which we expect will cause the cost of license revenue as a percentage of license revenue to remain at current levels or increase slightly.

In addition, we have released new products in the quarter ended July 31, 2002, which include software that we are licensing all or in part from third party vendors. If these products contribute a significant portion of revenue in the future, cost of license revenues could increase in the future.

Cost of Professional Services and Maintenance Revenues.    Our cost of professional services and maintenance revenues includes salaries and related expenses for the implementation and training services organizations, costs of third parties contracted to provide implementation services to customers and an allocation of our overhead expenses, including rent, information technology and other overhead expenses. Cost of professional services and maintenance revenues also includes maintenance and upgrade fees paid to third parties for technology embedded in software upgrades provided to our customers current on maintenance.

Cost of professional services and maintenance revenues, excluding stock compensation, was $4.7 million for the three months ended July 31, 2002, representing an increase of $957,000, or 26%, from the cost of professional services and maintenance revenues of $3.7 million for the three months ended July 31, 2001. Cost of professional services and maintenance revenues as a percentage of professional services and maintenance revenues was 51% for both the three months ended July 31, 2002 and 2001. The increase in cost of professional services and maintenance revenues in absolute dollars was due primarily to higher upgrade and support fees due to third party integrated software providers as our customer base upgrades to the next version of our product suite, and to a lesser extent, increased personnel and higher fixed costs necessary to support our increased customer base.

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

Sales and Marketing.    Sales and marketing expenses, excluding stock compensation, were $11.7 million for the three months ended July 31, 2002, representing a decrease of $3.4 million, or 23%, from the sales and marketing expenses of $15.1 million for the three months ended July 31, 2001. Sales and marketing expenses as a percentage of total revenues, excluding stock compensation, were 73% and 65% during the three months ended July 31, 2002 and 2001, respectively. The decrease in sales and marketing expenses on an absolute basis reflects reduced personnel-related expenses, including commissions, and travel expenses as a result of our restructuring program announced in the fourth quarter of fiscal 2002. The increase in sales and marketing expenses as a percentage of total revenues was due primarily to lower revenues. We anticipate that our sales and marketing expenses will decrease in absolute dollars over the next quarter due to lower headcount resulting from the restructuring program.

Research and Development.    Research and development expenses, excluding stock compensation, were $8.1 million for the three months ended July 31, 2002, representing a decrease of $283,000, or 3%, from the research and development expenses of $8.3 million for the three months ended July 31, 2001. Research and development expenses as a percentage of total revenues, excluding stock compensation, were 50% and 36% during the three months ended July 31, 2002 and 2001, respectively. The slight decrease in research and development expenses on an absolute basis is the result of lower outside consulting, partially offset by set up costs for our new offshore development centers in India and China. The increase in research and development expenses as a percentage of total revenues was due primarily to lower revenues. We anticipate that research and development expenses will remain at current levels for the next quarter as we ramp up our new offshore development centers, and then decline as the impact of these lower cost centers is realized.

General and Administrative.    General and administrative expenses, excluding stock compensation, were $1.6 million for the three months ended July 31, 2002, representing a decrease of $563,000, or 26%, from the general and administrative expenses of $2.2 million for the three months ended July 31, 2001. General and administrative expenses as a percentage of total revenues, excluding stock compensation, were 10% and 9% during the three months ended July 31, 2002 and 2001, respectively. The decrease in general and administrative expenses in absolute dollars was due primarily to lower bad debt expenses, and lower compensation expenses and outside consulting due to reduced discretionary spending. We expect that general and administrative expenses as a percentage of revenue will remain relatively stable over the remainder of the fiscal year.

Amortization of Stock Compensation.    We recognized amortization of stock compensation of approximately $543,000 and $414,000 for the three months ended July 31, 2002 and 2001, respectively.

Amortization of Goodwill and Purchased Intangible Assets.    In connection with our acquisition of Digital Market, Inc. in November 1999, $103.8 million was allocated to goodwill and $4.1 million was allocated to other intangible assets, all of which were being amortized over a period of 3 years. We implemented the provision of SFAS No. 142 as of May 1, 2002. As a result of our implementation of the provisions included in SFAS No. 142, remaining intangibles assets, consisting of acquired workforce in place were reclassified to goodwill. As such the Company did not record any amortization in the three months ended July 31, 2002, and will not record amortization prospectively. Rather, the remaining goodwill will be subject to periodic tests for impairment. Amortization of goodwill and intangibles was $189,000 for the three months ended July 31, 2001.

Merger related benefit.    In the fourth quarter of fiscal 2001, we accrued $5.0 million for financial advisory and professional fees resulting from the terminated merger with a third party. The accrual was management’s best estimate of its obligation for such fees at the time. As of July 31, 2001, we had incurred actual costs of $4.2 million and we had no remaining liability related to the terminated merger. As a result, we recorded a reduction of merger related expenses of $835,000 in the three months ended July 31, 2001, which was included in the statement of operations.

Interest and other income, net.    Interest and other income, net was $1.5 million for the three months ended July 31, 2002 compared to $3.3 million for the three months ended July 31, 2001. This decrease in interest income was due principally to lower interest rates on lower average cash and investment balances.

Impairment of Equity Investments.    During the three months ended July 31, 2002 and 2001, we determined that certain investments that we had made in privately held companies had incurred a decline in value that was other-than-temporary and, accordingly, we reduced their carrying amounts to estimated fair value by a charge to other income (expense) of $2.6 million and $1.4 million in the three months ended July 31, 2002 and 2001, respectively.

Provision for Income Taxes.    We incurred net operating losses for the three months ended July 31, 2002 and July 31, 2001. Management has recorded a valuation allowance for the full amount of the net deferred tax assets, including our net operating loss carryforwards and tax credits, as sufficient uncertainty exists regarding the realization of the deferred tax assets balance. During the three months ended July 31, 2002 and 2001, we incurred income tax expense of $96,000 and $107,000, respectively, primarily attributable to our international subsidiaries.

Liquidity and Capital Resources

As of July 31, 2002, we had cash, cash equivalents and short-term investments of $273.7 million, a decrease of $11.8 million from the cash, cash equivalents and short-term investments held as of April 30, 2002. Our working capital at July 31, 2002 was $258.2 million.

As of July 31, 2002, our days sales outstanding (DSO) was 44 days. However, we believe that this is unusually low, as a result of lower license transactions in the three months ended July 31, 2002, and we expect that days sales outstanding will continue to increase to our historical range of 65 to 75 days.

Our operating activities used cash of $9.8 million for the three months ended July 31, 2002 and $6.5 million for the three months ended July 31, 2001. Net cash used in operating activities in the three months ended July 31, 2002 was due primarily to the net loss (less non-cash expenses), an increase in accounts receivable and decreases in accounts payable and accrued expenses, partially offset by a decrease in other assets. Net cash used in operating activities in the three months ended July 31, 2001 was due primarily to the net loss (less non-cash expenses) and an increase in other assets and decreases in accounts payable, accrued expenses, and deferred revenue partially offset by a decrease in accounts receivable.

Investing activities provided cash of $8.1 million for the three months ended July 31, 2002 and used cash of $45.9 million for the three months ended July 31, 2001. Net cash provided by investing activities in the three months ended July 31, 2002 consisted primarily of net maturities of marketable investments, partially offset by purchases of property and equipment. Purchases of property and equipment were approximately $2.4 million in the three months ended July 31, 2002. Net cash used in investing activities in the three months ended July 31, 2001 consisted primarily of net purchases of marketable investments and purchases of property and equipment. Purchases of property and equipment were approximately $3.7 million in the three months ended July 31, 2001.

Financing activities provided cash of $89,000 in the three months ended July 31, 2002 and $926,000 in the three months ended July 31, 2001. Net cash was provided in both the three months ended July 31, 2002 and 2001 primarily from the sale of common stock under employee stock option plans.

We anticipate that our operating expenses, particularly research and development and sales and marketing expenses, as well as planned capital expenditures, will constitute a continued use of our cash resources. In addition, we may utilize cash resources to fund acquisitions of investments in complementary businesses, technologies or product lines. We believe that our existing cash and cash equivalents and our anticipated cash flow from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months.

Accounting Pronouncements

On October 3, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets . SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company for all financial statements issued in fiscal 2003. The Company does not believe that the adoption of SFAS No. 144 will have a material impact on its financial position or results of operations.

On July 29, 2002, the FASB issued SFAS No.146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force (EITF) Issue No. 94-3 (EITF 94-3), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.)” SFAS No. 146 requires that the initial liability for costs associated with exit and disposal activities be measured at fair value and prohibits the recognition of a liability based solely on an entity’s commitment to a plan, which, in turn, nullifies EITF 94-3. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Retroactive application of FAS 146 is prohibited and, accordingly, liabilities recognized prior to the initial application of FAS 146 should continue to be accounted for in accordance with EITF 94-3 or other applicable preexisting guidance. The Company does not currently believe that the adoption of SFAS No. 146 will have a material impact on its financial position or results of operations.

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

We Have a History of Losses, We Expect to Incur Losses in the Future and We May Not Achieve or Maintain Profitability

Since inception, we have funded our business primarily through selling our stock, not from cash generated from our business. We have incurred quarterly and annual losses in each of the years since we were formed and we expect to continue to incur quarterly and annual losses in the near term. We incurred losses of $12.3 million and $5.0 million for the three months ended July 31, 2002 and 2001, respectively. As of July 31, 2002, we had an accumulated deficit of approximately $234.0 million. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses, as well as substantial non-cash costs relating to stock compensation which will contribute to our net losses. We will need to generate significant increases in revenues to achieve and maintain profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

•	fluctuations in demand for product chain management solutions;

•	size and timing of sales and installations of our products;

•	entry of new competitors into our market, or the announcement of new products or product enhancements by competitors;

•	our ability to successfully expand our direct sales force and our international sales organization;

•	changes in our sales force incentives;

•	unexpected delays in developing or introducing new and enhanced products;

•	unexpected decline in purchases by our existing customers, including purchases of additional licenses and maintenance contracts;

•	delays in our customers’ orders due to their priorities;

•	variability in the mix of our license and professional services revenues;

•	our ability to accurately price fixed-priced professional services projects;

•	variability in the mix of professional services that we perform versus those performed for our customers by others; and

•	our ability to establish and maintain relationships with our third-party implementation partners.

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

Moreover, recent adverse economic conditions in the United States, particularly those related to the technology industry, may increase the likelihood that customers will unexpectedly delay or cancel orders causing us to fail to achieve anticipated revenues for the quarter. A number of technology companies, particularly software companies that, like Agile, sell enterprise-wide software solutions, have, as has Agile, recently announced that adverse economic conditions have negatively affected their business and results of operations. Any revenue shortfall below our expectations has had and could in the future have an immediate and significant adverse effect on our results of operations.

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

The Impact of Changes in Global Economic Conditions on Our Customers May Cause Us to Fail to Meet Expectations, Which Would Negatively Impact the Price of Our Stock

Our operating results can vary significantly based upon the impact of changes in global economic conditions on our customers, and our business has been adversely affected by the economic slowdown the industry is currently facing. More specifically, the macro-economic environment that we are facing in fiscal 2003 is more uncertain than in recent periods and has materially and adversely affected us and our operating results. The revenue growth and profitability of our business depends on the overall demand for enterprise-level software services, particularly in the areas in which we compete. Because our sales are primarily to major corporate customers whose businesses fluctuate with general economic and business conditions, a softening of demand for computer software caused by a weakening economy may result in decreased revenues and lower growth rates. We may be especially prone to this weakening demand as a result of the relatively large license transactions that we have historically entered into with our customers. Customers are deferring and may continue to defer or reconsider purchasing products as a result of the downturn in the general economy and reduction in information technology spending, particularly for high-cost license transactions. We expect this economic slowdown to continue to adversely impact our business for at least the new few quarters and possibly significantly longer. In addition, as a result of these economic difficulties, we may continue to experience longer sales cycles, lower average selling prices and reduced bookings and revenues.

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

As a Result of the Difficult Economic Conditions, We Have Implemented Restructuring and Workforce Reductions, Which May Adversely Affect the Morale and Performance of Our Personnel and Our Ability to Hire New Personnel

In connection with our efforts to streamline operations, reduce costs and bring staffing and structure in line with current demand for our products, we implemented a restructuring of our company during the fourth quarter of fiscal 2002 and reduced our workforce and reduced capital expenditures. Our restructuring may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce and loss of employee moral and decreased performance. In addition, the recent trading levels of our stock have decreased the value of our stock options granted to employees under our stock option plan. As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies that they perceive as having less volatile stock prices. Continuity of personnel can be a very important factor in the sales and implementation of our products and completion of our research and development efforts.

If We Engage in Further Cost-Cutting or Workforce Reductions, We May Be Unable to Successfully Implement New Products or Enhancements or Upgrades to Our Products

We expect to continue to introduce new and enhanced products, and our future financial performance will depend on customer acceptance of our new products and any upgrades or enhancements that we may make to our products. However, if our recent efforts to streamline operations and reduce costs and workforce are insufficient to bring our structure in line with current demand for our products, we may be forced to make additional workforce reductions. These reductions could impact our research and development and engineering activities, which may slow our development of new or enhanced products, or may render us unable to deliver functionality requested by our customers. We may be unable to successfully introduce new or enhanced products, and may lose customer satisfaction, which could impact our reputation and future sales of our products.

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

We May Not Achieve Anticipated Revenues if Large Software and Service Orders Expected in a Quarter Are Not Placed or Are Delayed

Although we license our software to numerous customers in any quarter, and we expect that revenues from large orders will continue to account for a large percentage of our total revenues in future quarters. The timing of large orders has become more unpredictable, and if any large order anticipated for a particular quarter is not realized or is delayed to another quarter, we may experience an unplanned shortfall in revenues, which could significantly and adversely affect our operating results.

We Depend on Licensed Technology and the Loss or Inability to Maintain These Technology Licenses Could Result in Increased Cost or Delays in Sales of Our Products

We license technology on a non-exclusive basis from several businesses for use with our products, including licenses from RSA Security Inc. for security and encryption technology software, Actuate Corporation for reporting capability and from Cimmetry Systems Inc. for our viewers, and BEA Systems for imbedded software for our application server. In addition, we license software from Centric Software for design integration adapters and from ProductFactory for program execution software, as well as from several other providers. We anticipate that we will continue to license technology from third parties in the future. Some of the software we license from third parties would be difficult to replace. This software may not continue to be available on commercially reasonable terms, if at all. The loss or inability to maintain any of these technology licenses could result in delays in the licensing of our products until equivalent technology, if available, is identified, licensed and integrated. In addition, the effective implementation of our products depends upon the successful operation of third-party licensed products in conjunction with our products, and therefore any undetected errors in these licensed products may prevent the implementation or impair the functionality of products, delay new product introductions and/or injure our reputation. The increased use of third-party software could require us to enter into license agreements with third parties, which could result in higher royalty payments and a loss of product differentiation and lower product gross margins.

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

Our Variable Sales Cycle Makes it Difficult For Us to Predict When or if Sales Will Be Made

Our products have an unpredictable sales cycle that contributes to the uncertainty of our future operating results. With the recent economic uncertainties facing our customers, and the decline in the business that they face, our sales cycle has lengthened. Customers are taking longer to evaluate our product, and orders have been delayed or postponed, and in some cases cancelled. Our product chain management solutions are a new category of products, and customers often view the purchase of our products as a significant and strategic decision. As a result, intensive marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of our products. Customers may take time to evaluate our products, and with the reduction in overall information technology spending and reduced budgets faced by many of our customers, we are finding that the evaluation period and sales cycle of our products has lengthened further. The sale of our products may be subject to delays due to the lengthy internal budgeting, approval and evaluation processes of our customers. We may expend significant sales and marketing expenses during this evaluation period before the customer places an order with us. Customers may initially purchase a smaller number of user licenses before expanding the order to allow a greater number of users to benefit from the application. Larger customers may purchase our products as part of multiple simultaneous purchasing decisions, which may result in additional unplanned administrative processing and other delays in our product sales. If sales forecasted from a specific customer for a particular quarter are not realized, we may experience an unplanned shortfall in revenues. As a result, we have only a limited ability to forecast the timing and size of sales of our products.

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

The Market For Our Products Is Still Developing and Customers May Not Accept Our Products

The market for software products that allow companies to collaborate with suppliers on product information and change is still developing. Companies have not traditionally automated product chain management solutions like we offer throughout the supply chain. We cannot be certain that this market will continue to develop and grow or that companies will elect to utilize our products rather than attempt to develop applications internally or through other sources. Companies that have already invested substantial resources in other methods of sharing product information during the manufacturing and supply process may be reluctant to adopt a new approach that may replace, limit or compete with their existing systems or methods. We expect that we will continue to need to pursue intensive marketing and sales efforts to educate prospective customers about the uses and benefits of our products. Therefore, demand for and market acceptance of our products will be subject to a high level of uncertainty.

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

We Currently Perform Some of Our Implementations on a Fixed-Price Basis, Which Could Cause Us to Incur More Costs Than We Expect

In the past, and occasionally in the future on smaller transactions, we charge customers a fixed fee for installation services. At the time of a product sale and prior to agreeing to an installation price, we estimate the amount of work involved for a particular installation project. We have at times in the past underestimated and may in the future underestimate the amount of time or resources required to install our products, resulting in installation costs that are in excess of the fees charged to our customers for the work performed. If we do not correctly estimate the amount of time or resources required for a large number of installations, our gross margins could decline, adversely impacting our operating results.

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

Our international expansion will subject us to a number of risks associated with international business activities. These risks include:

•	difficulty in providing customer support for our software in multiple time zones;

•	the need to develop our software in multiple foreign languages;

•	longer sales cycles associated with educating foreign customers on the benefits of using our products;

•	greater difficulty and longer time in collecting accounts receivable from customers located abroad;

•	political and economic instability, particularly in Asia;

•	difficulties in enforcing agreements through foreign legal systems; and

•	unexpected changes in regulatory requirements that may limit our ability to export our software or sell into particular jurisdictions or impose multiple conflicting tax laws and regulations.

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

Legislative Actions, Higher Insurance Costs and Potential New Accounting Pronouncements are Likely to Cause our General and Administrative Expenses to Increase and Impact our Future Financial Position and Results of Operations.

In order to comply with the newly adopted Sarbanes-Oxley Act of 2002, as well as proposed changes to listing standards by Nasdaq, and proposed accounting changes by the Securities and Exchange Commission, we may be required to increase our internal controls, hire additional personnel and utilize additional outside legal, accounting and advisory services, all of which will cause our general and administrative costs to increase. Insurers are also likely to increase premiums as a result of the high claims rates incurred over the past year, and so our premiums for our various insurance policies, including our directors’ and officers’ insurance policies, are likely to increase.

Proposed changes in the accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense among others, could materially increase the expenses that we report under generally accepted accounting principles and adversely affect our operating results.

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

The plaintiffs allege that the prospectus for the initial public offering of Agile securities, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, that the underwriters had made secret arrangements for aftermarket purchases of the securities, and made arrangements for excessive and improper underwriters’ compensation in the form of increased brokerage commissions. The plaintiffs recently filed an amended complaint alleging also that the prospectus for a secondary offering of Agile securities, conducted on December 13, 1999, and incorporated into a Registration Statement on Form S-1 filed with the Securities and Exchange Commission, also was materially false and misleading for the same alleged reasons. The plaintiffs allege that the Company’s stock price was artificially inflated as a result of the alleged underwriter practices. Plaintiffs attempt to state and claim violations by the Company, the individuals and the underwriters of Section 11 of the Securities Act of 1933, violations by the individual defendants and underwriters of Section 12(a)(2) of the Securities Act, and violations by the underwriters of Section 10(b) the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities Exchange Commission. The litigation is in an early phase, and no substantive rulings have been issued by the Court. We intend to defend against the complaint vigorously. Securities class action litigation could result in substantial costs and divert our management’s attention and resources, which could seriously harm our business.

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

Item 3.    Q uantitative and Qualitative Disclosures About Market Risk

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

Interest Rate Risk

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since the majority of our investments are in short-term instruments. The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain the majority of our portfolio of cash in money market funds and short-term investments classified as available for sale. In general, money market funds and short-term investments are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

The table below represents principal (or notional) amounts and related weighted-average interest rates by year of maturity of our investment portfolio.

	Maturing within 12 months	Thereafter	Total
	(in thousands, except interest rates)
Cash equivalents	$25,400	—	$25,400
Average interest rate	1.98%	—	1.98%
Investments	$151,952	—	$151,952
Average interest rate	2.43%	—	2.43%
Total investment securities	$177,352	—	$177,352

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

During the three months ended July 31, 2002 and 2001, we determined that such investments had incurred a decline in value that was other-than-temporary and, accordingly, we reduced their carrying amounts to estimated fair value by a charge to other income (expense) of $2.6 million and $1.4 million in the three months ended July 31, 2002 and 2001, respectively. To the extent that events or circumstances cause our assumptions to change, additional charges may be required which could be material.

PART II.    OTHER INFORMATION

Item 1.    L egal Proceedings

On or around October 25, 2001, a stockholder class action complaint was filed in the United States District Court for the Southern District of New York against us, several of our officers and directors, and the underwriters of our initial public offering, Rennel Trading Corp. et al. v. Agile Software Corp. et al., Index No. 01-CV-9801 (SAS). The class action has been consolidated for pre-trial purposes with more than one thousand other actions, filed against more than 300 other issuers of securities, affiliated individuals, and dozens of underwriters of the securities offerings in In Re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). The plaintiffs also allege that the prospectus for the initial public offering of Agile securities, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, that the underwriters had made secret arrangements for aftermarket purchases of the securities, and made arrangements for excessive and improper underwriters’ compensation in the form of increased brokerage commissions. The plaintiffs recently filed an amended complaint that additional alleges that the prospectus for a secondary offering of Agile securities, conducted on December 13, 1999, and incorporated into a Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading for the same alleged reasons. The plaintiffs allege that the Company’s stock price was artificially inflated as a result of the alleged underwriter practices. Plaintiffs attempt to state and claim violations by the Company, the individuals and the underwriters of Section 11 of the Securities Act of 1933, violations by the individual defendants and underwriters of Section 12(a)(2) of the Securities Act, and violations by the underwriters of Section 10(b) the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities Exchange Commission. The litigation is in an early phase, and no substantive rulings have been issued by the Court. We believe that we have meritorious defenses against these actions and we intend to vigorously defend them.

We are also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition or results of operations.

Item 2.    Ch anges in Securities and Use of Proceeds.

Not applicable.

Item 3.     Defaults Upon Senior Securities.

Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.     Other Information.

Not applicable

Item 6.     Exhibits and Reports on Form 8-K.

(a)  Exhibits.

99.1 and 99.2

(b)  Reports on Form 8-K

Not applicable.

AGILE SOFTWARE CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGILE SOFTWARE CORPORATION

/s/ CAROLYN V. AVER
Carolyn V. Aver Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

Date:    September 13, 2002

CERTIFICATIONS

I, Bryan D. Stolle, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Agile Software Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

/s/ BRYAN D. STOLLE
Bryan D. Stolle President and Chief Executive Officer

Date:    September 13, 2002

***********

I, Carolyn V. Aver, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Agile Software Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

/s/ CAROLYN V. AVER
Carolyn V. Aver Executive Vice President and Chief Financial Officer

Date:    September 13, 2002

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Agile Software Corporation, as amended to date.(1)

3.2	Certificate of Elimination and Certificate of Amendment.(1)

3.3	Amended and Restated Bylaws of Agile Software Corporation.(2)

4.1	Specimen Common Stock Certificate.(1)

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Agile’s Registration Statement on Form S-1 (File No. 333-81387), declared effective on August 19, 1999.
(2)	Incorporated by reference to Agile’s Current Report on Form 8-K (file No. 000-27071), filed on April 26, 2001 .