Form 10-Q
period 2002-10-31
AGILE SOFTWARE CORP
filed 2002-12-13
CIK 1088653

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                              to

(Commission File Number) 000-27071

AGILE SOFTWARE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	77-0397905 (IRS Employer Identification Number)

One Almaden Boulevard, San Jose, Ca 95113-2253
(Address of principal executive offices, including ZIP code)

(408) 975-3900
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares outstanding of the Registrant’s Common Stock as of October 31, 2002 was 48,656,433.

AGILE SOFTWARE CORPORATION

PART 1—FINANCIAL INFORMATION

Item 1. Financial Statements

AGILE SOFTWARE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	October 31, 2002	April 30, 2002
ASSETS		(1)
Current assets:
Cash and cash equivalents	$94,885	$123,374
Short-term investments	173,198	162,175
Accounts receivable, net of allowance for doubtful accounts of $987 and $1,112 as of October 31, 2002 and April 30, 2002, respectively	8,710	6,538
Other current assets	7,568	8,052

Total current assets	284,361	300,139
Property and equipment, net	9,429	10,887
Other assets	3,462	8,038

	$297,252	$319,064

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,423	$5,113
Accrued expenses and other liabilities	14,994	14,120
Deferred revenue	13,600	13,200

Total current liabilities	32,017	32,433
Accrued restructuring, non-current	3,413	—

	35,430	32,433

Stockholders' equity:
Common Stock	49	48
Additional paid-in capital	513,538	512,349
Notes receivable from stockholders	(228)	(249)
Unearned stock compensation	(2,903)	(4,004)
Accumulated other comprehensive income	372	92
Accumulated deficit	(249,006)	(221,605)

Total stockholders' equity	261,822	286,631

	$297,252	$319,064

(1)  The April 30, 2002 consolidated balance sheet information has been derived from the audited financial statements at that date.

See accompanying notes to these condensed consolidated financial statements.

AGILE SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
Revenues:
License	$7,613	$13,063	$14,468	$29,070
Professional services and maintenance	9,890	8,145	19,059	15,463

Total revenues	17,503	21,208	33,527	44,533

Cost of revenues:
License	648	690	1,299	1,652
Professional services and maintenance	4,710	3,631	9,372	7,336
Stock compensation (recovery)	4	(15)	28	12

Total cost of revenues	5,362	4,306	10,699	9,000

Gross profit	12,141	16,902	22,828	35,533

Operating expenses:
Sales and marketing:
Other sales and marketing	10,716	14,288	22,389	29,356
Stock compensation	477	31	932	466
Research and development:
Other research and development	7,099	7,968	15,164	16,316
Stock compensation (recovery)	19	(71)	124	67
General and administrative:
Other general and administrative	1,741	1,850	3,378	4,050
Stock compensation (recovery)	115	(106)	74	(292)
Amortization of goodwill and other intangible assets	—	189	—	378
Merger related benefit	—	—	—	(835)
Restructuring and other charges	7,836	—	7,836	—

Total operating expenses	28,003	24,149	49,897	49,506

Loss from operations	(15,862)	(7,247)	(27,069)	(13,973)
Interest and other income, net	1,152	2,808	2,667	6,067
Impairment of equity investments	—	—	(2,560)	(1,446)

Loss before income taxes	(14,710)	(4,439)	(26,962)	(9,352)
Provision for income taxes	343	50	439	157

Net loss	$(15,053)	$(4,489)	$(27,401)	$(9,509)

Net loss per share:
Basic and diluted	$(0.31)	$(0.09)	$(0.57)	$(0.20)

Weighted average shares	48,381	47,294	48,265	47,073

See accompanying notes to these condensed consolidated financial statements.

AGILE SOFTWARE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended October 31,
	2002	2001
Cash flows from operating activities:
Net loss	$(27,401)	$(9,509)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	—	599
Depreciation and amortization	4,131	5,055
Amortization of stock compensation	1,158	253
Impairment of equity investments	2,560	1,446
Restructuring and other charges	7,836	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,172)	6,900
Other assets, current and non-current	(194)	(1,027)
Accounts payable	(1,690)	(7,321)
Accrued expenses and other liabilities	(370)	(738)
Deferred revenue	400	(4,610)

Net cash used in operating activities	(15,742)	(8,952)

Cash flows from investing activities:
Purchases of investments	(99,098)	(182,462)
Proceeds from maturities and sales of investments	88,355	148,700
Purchases of privately-held investments	—	(150)
Acquisition of property and equipment	(3,158)	(5,286)

Net cash used in investing activities	(13,901)	(39,198)

Cash flows from financing activities:
Repayment of capital lease obligations	—	(371)
Proceeds from issuance of common stock, net of repurchases	1,133	2,806
Repayment of notes receivable from stockholders	21	183

Net cash provided by financing activities	1,154	2,618

Net decrease in cash and cash equivalents	(28,489)	(45,532)
Cash and cash equivalents at beginning of period	123,374	139,917

Cash and cash equivalents at end of period	$94,885	$94,385

Non-cash investing and financing activities:
Additions (reductions) in unearned stock compensation	$57	(3,106)

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

2.    Concentrations of Credit Risk and Significant Customers

Revenues and accounts receivable comprising of more than 10% of total amounts by customer is as follows:

	% of Total Revenues				% of Accounts Receivable as of
	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001	October 31, 2002	April 30, 2002
Customer A	—	—	12%	—	—	—
Customer B	—	—	—	—	10%	—
Customer C	—	12%	—	—	—	—
Customer D	—	12%	—	—	—	—

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

License revenues are recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable, and delivery and customer acceptance (including the expiration of an acceptance period), if required under the terms of the contract, of the software products have occurred. In the event the Company grants its customers the right to specified upgrades, license revenue is deferred until delivery of the specified upgrade. If vendor-specific objective evidence of fair value exists for the specified upgrade, then an amount equal to this fair value is deferred. If vendor-specific objective evidence of fair value does not exist, then the entire license fee is deferred until the delivery of the specified upgrade. Allowances for estimated returns are provided upon product delivery, based upon the Company’s historical return rates. In instances where vendor obligations remain, revenues are deferred until the obligation has been satisfied.

Revenues from professional services consist of training and implementation services. Training revenues are recognized as the services are performed. Professional services are not essential to the functionality of the other elements of the arrangement and are accounted for as a separate element. Professional services are recognized as the services are performed for time and materials contracts or upon achievement of milestones on fixed price contracts. A provision for estimated losses on fixed-price professional services contracts is recognized in the period in which the loss becomes known.

Maintenance revenues are recognized ratably over the term of the maintenance contract, which is generally twelve months. Maintenance contracts include the right to unspecified upgrades on a when-and-if available basis, and ongoing support.

4.    Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to holders of Common Stock for the period by the weighted average number of shares of Common Stock outstanding during the period less unvested restricted Common Stock. Diluted net loss per share is the same as basic net loss per share because the calculation of diluted net loss per share excludes potential shares of Common Stock since their effect is antidilutive. Potential shares of Common Stock consist of unvested restricted Common Stock, incremental common shares issuable upon the exercise of stock options and a warrant.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
Numerator:
Net loss	$(15,053)	$(4,489)	$(27,401)	$(9,509)

Denominator:
Weighted average shares	48,595	47,887	48,514	47,767

Weighted average unvested shares of Common Stock subject to repurchase	(214)	(593)	(249)	(694)

Denominator for basic and diluted calculation	48,381	47,294	48,265	47,073

Net loss per share:
Basic and diluted	$(0.31)	$(0.09)	$(0.57)	$(0.20)

The following table sets forth potential shares of Common Stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive as of the dates indicated below (in thousands):

	As of October 31,
	2002	2001
Warrant to purchase Common Stock	50	50
Unvested Common Stock subject to repurchase	198	503
Options to purchase Common Stock	16,354	16,207

	16,602	16,760

5.    Comprehensive Loss

The Company’s comprehensive loss, which encompasses net loss and unrealized gains or losses on available-for-sale securities, is as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
Net loss	$(15,053)	$(4,489)	$(27,401)	$(9,509)
Unrealized gains on available-for-sale securities	28	530	280	627

Comprehensive loss	$(15,025)	$(3,959)	$(27,121)	$(8,882)

6.    Segment Information

The Company operates in a single business segment. Revenues from foreign customers were approximately 25% and 16% of total revenues during the three months ended October 31, 2002 and 2001, respectively, and approximately 26% and 12% of total revenues during the six months ended October 31, 2002 and 2001, respectively. The Company’s international revenues were derived primarily from sales to customers located in Japan, Europe and Asia Pacific. Revenues are attributed to geographic locations based upon the location of the customer.

7.    Stock Compensation

Stock compensation expense is being recognized over the applicable vesting period of the options, generally five years, using the accelerated method of amortization prescribed by Financial Accounting Standards Board (“FASB”) Interpretation No. 28. Amortization (recovery) of stock compensation for employees was $192,000 and ($261,000) for the three months ended October 31, 2002 and 2001, respectively, and $611,000 and $231,000 for the six months ended October 31, 2002 and 2001, respectively.

Stock compensation expense related to stock options granted to consultants is recognized as earned, over the applicable vesting period of the options, using the accelerated method of amortization prescribed by FASB Interpretation No. 28. At each reporting date, the Company recalculates the value of the stock option using the Black-Scholes option pricing model and the Company records changes in fair value for the vested portion of the option. As a result, the stock compensation expense fluctuates with the movement in the fair market value of the Company’s common stock. Amortization of stock compensation for consultants was $423,000 and $100,000 for the three months ended October 31, 2002 and 2001, respectively, and $547,000 and $22,000 for the six months ended October 31, 2002 and 2001, respectively.

During the three and six months ended October 31, 2002 and 2001, respectively, we terminated employment of individuals for whom we had recognized deferred stock composition and had recognized related expense on unvested options using an accelerated method. Accordingly, during the three months ended October 31, 2002 and 2001, respectively, the Company reduced unearned stock compensation, which would have been amortized to future expense, of $327,000 and $1.1 million for the three months ended October 31, 2002 and 2001, respectively. We reduced amortization to expense of unearned stock compensation by $445,000 and $1.6 million for the six months ended October 31, 2002 and 2001, respectively, to record the benefit of previously recognized expense on unvested options.

8.    Marketable Investments

The Company’s marketable investments are comprised of U.S., state, and municipal government obligations; corporate debt securities; and foreign debt securities. Investments with maturities of less than one year are considered short-term and are carried at fair value. All investments are held in the Company’s name and custodied with one major financial institution. The specific identification method is used to determine the cost of securities. At October 31, 2002 and April 30, 2002, all of the Company’s investments were classified as current and available for sale. Unrealized gains and losses on these investments are included in accumulated other comprehensive income . Realized gains and losses and declines in value considered to be other than temporary are included in interest and other income.

9.    Other Assets

Other assets include investments in equity instruments of privately held companies, which amounted to $1.1 million and $3.5 million at October 31, 2002 and April 30, 2002, respectively. These investments, accounted for using the cost method and consisting primarily of investments in a venture fund and preferred stock, are reviewed each reporting period for declines considered other-than-temporary, and, if appropriate, written down to their estimated fair value.

During each of the three months ended July 31, 2002 and 2001, the Company determined that such investments had incurred a decline in value that was other-than-temporary and, accordingly, their carrying amounts were reduced to their estimated fair value by a charge to other income (expense) of $2.6 million and $1.4 million in the three months ended July 31, 2002 and 2001, respectively.

Other assets also include prepaid software license fees paid to third party software developers for technology integrated into our products. These prepaid software license feesamounted to $1.9 million and $4.7 million as of October 31, 2002 and April 30, 2002, respectively. The Company evaluates the future realization of such costs quarterly and charges to operations any amounts that the Company deems unlikely to be fully realized through future sales. Such prepaid software license fees are classified as current and noncurrent assets based upon estimated product release date.

During the three months ended October 31, 2002, the Company determined that the carrying value of certain prepaid software license fees exceeded their net realizable value. The determination was based upon a revised forecast of future revenues prepared during the quarter showing lower than anticipated sales for the products in which the third party licenses were embedded. Accordingly, a charge of approximately $2.7 million was included in the statement of operations under restructuring and other charges for the three months ended October 31, 2002 to reflect the write-down of the prepaid license fees to their estimated net realizable value.

10.    Restructuring

During the three months ended April 30, 2002, the Company restructured its operations in order to reduce expenses and align its operations and cost structure with existing market conditions. The actions taken included a reduction of approximately 15% of worldwide headcount, or 75 employees, across all functions. The restructuring charge incurred as a result of the actions taken included facility and lease costs related to the closure of certain excess facilities and activities that the Company exited.

During the three months ended October 31, 2002, we recorded a restructuring charge of $7.8 million, which consisted of $4.6 million for the consolidation of excess leased space, $485,000 related to the write-down of excess fixed assets, and $2.7 million of charges related to the write down of additional prepaid software license fees used in our products.

The significant activity within and components of the restructuring and other charges as of October 31, 2002 are as follows (in thousands):

	Actual at April 30, 2002	Restructuring Charge Three months ended October 31, 2002	Non-cash Charges	Cash Payments	Accrual at October 31, 2002
Workforce reductions	$1,982	$—	$—	$(1,483)	$499
Facilities costs	729	4,657	—	(187)	5,199
Equipment and other asset write-offs	—	485	(485)	—	—

Subtotal	2,711	5,142	(485)	(1,670)	5,698
Other charges - Prepaid license fees	—	2,694	(2,694)	—	—

Total	$2,711	$7,836	$(3,179)	$(1,670)	$5,698

Included in accrued expenses and other liabilities					$2,285
Included in accrued restructuring, non-current					3,413

					$5,698

The remaining cash payments relating to employee severance and fringe benefits are expected to be paid by January 31, 2003, and the remaining cash payments relating to facilities and leases are expected to be paid through March 2007.

Facilities costs of approximately $4.7 million that were included in the restructuring charge above generally represent lease commitment costs for office space that the Company no longer intends to occupy. Also included in the restructuring charge during the three months ended October 31, 2002 is a revision of estimated sublease income related to excess facilities identified in the three months ended April 30, 2002, due to further deterioration of the real estate market in the San Jose area.

Equipment and other write-offs of $485,000 related principally to write-off of excess fixed assets resulting from the restructuring plan.

Other charges of $2.7 million related to the impairment of certain prepaid software license fees for which the Company determined that the carrying value of the non-refundable prepaid license fees exceeded its net realizable value as a result of revised forecasts of future revenues showing lower than anticipated sales for the products in which the third party licenses were embedded.

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

12.    Litigation

On or about October 25, 2001, a stockholder class action complaint was filed in the United States District Court for the Southern District of New York against us, several of our officers and directors, and the underwriters of our initial public offering, Rennel Trading Corp. et al. v. Agile Software Corp. et al., Index No. 01-CV-9801 (SAS). The class action has been consolidated for pre-trial purposes with more than one thousand other actions, filed against more than 300 other issuers of securities, affiliated individuals, and dozens of underwriters of the securities offerings in In Re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). The plaintiffs allege that the prospectus for the initial public offering of Agile securities, incorporated in the Registration Statement on Form S-1 filed with the Securities and Exchange Commission, was materially false and misleading because it failed to disclose, among other things, that the underwriters had made secret arrangements for aftermarket purchases of the securities, and made arrangements for excessive and improper underwriters compensation in the form of increased brokerage commissions. The plaintiffs subsequently filed an amended complaint that additionally alleges that the prospectus for a secondary offering of Agile securities, conducted on December 13, 1999, and incorporated into a Registration Statement on Form S-1 filed with the Securities and Exchange Commission, also was materially false and misleading for the same alleged reasons. The plaintiffs also allege that the Company’s stock price was artificially inflated as a result of the alleged underwriter practices. Plaintiffs attempt to state and claim violations by the Company, the individuals and the underwriters of Section 11 of the Securities Act of 1933, violations by the individual defendants and underwriters of Section 12(a)(2) of the Securities Act, and violations by the underwriters of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder by the Securities and Exchange Commission. The Company and individual defendants, together with other issuer and individual defendants, recently argued motions to dismiss the complaint, and are awaiting the judge’s rulings on the motions. The Company believes that it has meritorious defenses against these actions and intends to vigorously defend them.

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

In connection with adopting SFAS No. 142, we also reassessed the useful lives and the classification of our identifiable intangible assets. Based upon such assessment, the Company reclassified $2.1 million of its intangible assets, representing acquired workforce in place to goodwill and ceased amortization of such amounts. As of April 30, 2002 the Company had gross intangible assets of $2.2 million and related accumulated amortization of approximately $1.9 million. Prospectively, the Company will not record any amortization related to the intangible assets existing at April 30, 2002. Based on our initial impairment test, we determined that none of the recorded goodwill was impaired. Impairment adjustments recognized after adoption, if any, are generally required to be recognized as operating expenses.

Actual results of operations for the three and six months ended October 31, 2002 and 2001 and pro forma results of operations for the three and six months ended October 31, 2002 and 2001, had we applied the provisions of SFAS No. 142 in those periods, are as follows (in thousands, except per share amounts):

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
Net loss as reported	$(15,053)	$(4,489)	$(27,401)	$(9,509)
Add: amortization of goodwill	—	189	—	378

Pro forma net loss	$(15,053)	$(4,300)	$(27,401)	$(9,131)

Net loss per share as reported	$(0.31)	$(0.09)	$(0.57)	$(0.20)

Pro forma net loss per share	$(0.31)	$(0.09)	$(0.57)	$(0.19)

14.    Recent Accounting Pronouncements

In August, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company for all financial statements issued in fiscal 2003. The adoption of SFAS No. 144 did not have a material impact on its financial position or results of operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We develop and market product lifecycle management solutions to help companies work internally and with their suppliers and customers to build better, more profitable products faster. We believe that our products reduce time-to-volume and cost of goods sold and improve customer responsiveness and product quality. Our solutions manage the system of record for a company’s products and provide business applications for critical communication and collaboration about the product record among manufacturers, outsourced manufacturing providers, suppliers and customers. Our products help companies manage complex supply chains, as well as globally dispersed engineering, manufacturing, sales and distribution functions. We were founded in March 1995 and in June 1996 we began selling our first products and delivering related services. We currently license our products in the United States through our direct sales force, and in Japan, Europe and Asia-Pacific both through our direct sales force and distributors. To date, international revenues have been growing as we have expanded our international sales force. Revenues from foreign customers were approximately 25% of total revenues during the three months ended October 31, 2002 compared to 16% of total revenues during the three months ended October 31, 2001, and 26% of total revenues during the six months ended October 31, 2002 compared to 12% of total revenues during the six months ended October 31, 2001. The increase in revenue from foreign customers as a percentage of total revenues was due primarily to increases in sales to customers located in Japan, and to a lesser extent, Europe.

Customers who license our software products receive a license for our application servers, one or more user licenses, and adapters provided by third parties to connect with the customers’ other existing enterprise systems. Our customers generally purchase a limited number of user licenses at the time of the initial license of the software products and may purchase additional user licenses as needed. Customers may purchase implementation services from us. These professional services are provided on a fixed-price or time-and-materials basis and may be provided by third-party consulting organizations. We also offer fee-based training services to our customers. As of October 31, 2002, over 98% of our customers of new or add-on licenses purchased maintenance contracts, which provide unspecified software upgrades on a when-and-if available basis, and technical support over a stated term, which is generally a twelve-month period. Over 90% of our existing customers had renewed their maintenance contracts as of October 31, 2002. We may not be able to maintain or continue these rates of purchases or renewals of maintenance agreements.

As a result of unfavorable global economic conditions and a reduction in information technology spending around the world, during the three months ended April 30, 2002, we announced a worldwide restructuring program to reduce expenses to align our operations and cost structure with market conditions. During the fourth quarter of 2002, we recorded $6.3 million of restructuring and other charges associated with the worldwide restructuring plan. The costs associated with this plan consisted of $2.4 million for severance benefits and other related costs resulting from our reduction in personnel, $447,000 in stock compensation charges related to modifications of certain stock options held by terminated personnel, $729,000 to downsize and close excess facilities, $902,000 to write-down leasehold improvements and prepaid software licenses resulting from discontinued projects, and $2.2 million to write down impaired assets, primarily comprising prepaid software licenses used in our products.

The restructuring plan resulted in the termination of employment of approximately 15% of our worldwide headcount, or 75 personnel. The terminations were made across all business functions and geographic regions. Costs resulting from the restructuring included severance benefits and out-placement services. All termination benefits were communicated to the affected employees on April 30, 2002.

During the three months ended October 31, 2002, we recorded an additional restructuring charge, which consisted of $4.6 million primarily for the consolidation of excess facilities, $485,000 to write-down excess fixed assets, and $2.7 million to write down additional prepaid software license fees used in our products.

We have incurred quarterly and annual losses in each of the years since we were formed and we expect to continue to incur quarterly and annual losses in the near term. We incurred losses of $15.1 million and $4.5 million in the three months ended October 31, 2002 and 2001. We had an accumulated deficit of approximately $249.0 million as of October 31, 2002. We expect to continue to incur significant sales and marketing, research and development, general and administrative expenses and stock compensation expenses, resulting in continued operating losses for the foreseeable future. Accordingly, in order to achieve profitability, we will need to increase our revenues significantly or reduce our operating costs.

Use of Estimates and Critical Accounting Policies

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our revenues, loss from operations, and net loss, as well as on the value of certain assets on our balance sheet. We believe that there are several accounting policies that are critical to an understanding of our historical and future performance, as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition, allowance for doubtful accounts and sales returns, investments, prepaid software license fees restructuring reserves, and stock options and warrants, which are described below.

In addition to the estimates and assumptions that we use to prepare our historical financial statements, we monitor our sales pipeline in order to estimate the timing and amount of future revenues. If we are unable to properly estimate the timing and amount of revenues, our future operations could be significantly impacted. Our sales pipeline may not consistently result in revenues in a particular period, as the data upon which the assumptions and estimates were made by management may change. For example, the current economic slowdown has resulted in reduced information technology spending that has caused customers to delay and reduce purchasing decisions. Accordingly, it has been more difficult and has taken longer to close contracts with customers, the size of the transactions have decreased, and many of our license contracts are signed in the last weeks of the quarter, making it difficult for us to forecast revenues for the quarter. These factors have resulted in difficulty adjusting spending to respond to variations in revenue growth during the quarter, all of which has adversely affected our business, financial condition and results of operations.

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

Revenues from professional services consist of training and implementation services. Training revenues are recognized as the services are performed. Professional services are not essential to the functionality of the other elements of the arrangement and are accounted for as a separate element. Professional services are recognized as the services are performed for time and materials contracts or upon achievement of milestones on fixed price contracts. A provision for estimated losses on fixed-price professional services contracts is recognized in the period in which the loss becomes known.

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

Allowance for Doubtful Accounts and Sales Returns

We maintain an allowance for doubtful accounts and a sales return allowance at amounts we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on our receivables and for sales returns. A considerable amount of judgment is required when we assess the realization of receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required. We provide an allowance for estimated returns at the time we deliver product, based upon our historical level of returns.

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

Prepaid Software License Fees

Prepaid software license fees are paid to third party software developers under development arrangements for technology integrated into our products. We amortize the prepaid license fees to cost of revenues based either upon the actual number of units we ship or net revenue earned, over the period of the agreement with the third party developer or the expected life of the software product, depending upon the terms of the respective contract. Management evaluates the future realization of such costs quarterly and charges to operations any amounts that management deems unlikely to be fully realized through future sales. Such costs are classified as current and noncurrent assets based upon estimated product release date. We have recorded impairment charges for these prepaid software license fees in the past and to the extent that events or circumstances cause our assumptions to change, additional charges may be required which could be material.

During the three months ended October 31, 2002, we determined that the carrying value of certain prepaid software license fees exceed their net realizable value as a result of a revised forecast of future revenues prepared during the quarter showing lower than anticipated sales for the products in which the third party licenses were embedded. See the discussion under “Results of Operations—Restructuring and Other Charges.”

Restructuring Reserves

In each of the three months ended April 30, 2002 and October 31, 2002, we announced worldwide restructurings and established reserves for severance and other associated costs incurred as a result of our reduction in personnel and against outstanding future estimated lease commitments for properties that we will vacate. These future estimated lease commitments include rent, and utilities that have been reduced by estimated sublease income. These estimates will be reviewed and revised quarterly and may result in an increase to restructuring expense should we not be able to lease the properties in a reasonable period or at a rate significantly different than estimated.

Stock Options and Warrants

In connection with certain employee and consultant stock option grants, we have recorded unearned stock compensation totaling $35.0 million through October 31, 2002, of which $2.9 million remains to be amortized. For employees, unearned stock compensation represents the difference between the option price and the deemed fair value of our common stock on the date of grant and is reported as unearned stock compensation, a component of stockholders’ equity. Unearned stock compensation is amortized through charges to operations over the vesting period of the options, which is generally five years, using the accelerated method of amortization as described in Financial Accounting Standards Board, or FASB, Interpretation No. 28. Stock compensation expense, less recoveries, for employees and consultants was $615,000 and ($161,000) for the three months ended October 31, 2002 and 2001, respectively, and $1.2 million and $253,000 for the six months ended October 31, 2002 and 2001, respectively.

Stock compensation expense related to stock options granted to consultants is recognized as earned, over the applicable vesting period of the options, using the accelerated method of amortization prescribed by

FASBInterpretation No. 28. At each reporting date, we recalculates the value of the stock option using the Black-Scholes option pricing model and records changes in fair value for the vested portion of the option. As a result, the stock compensation expense fluctuates with the movement in the fair market value of our common stock. Amortization of stock compensation for consultants was $423,000 and $100,000 for the three months ended October 31, 2002 and 2001, respectively, and $547,000 and $22,000 for the six months ended October 31, 2002 and 2001, respectively.

In September 2000, in connection with a marketing alliance that we entered into with a third party, we issued a warrant to purchase 50,000 shares of our common stock at an exercise price of $67.05 per share, the fair value of our common stock on the date of the agreement. We recorded a charge of $2.0 million representing the fair value of the warrant at the time of issuance, estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free rate of 5.75%, expected life of 3 years, expected dividend rate of 0%, and volatility of 80%. Such amount is presented as a reduction of stockholders equity and is being amortized to sales and marketing expense over the three-year life of the marketing alliance. The warrant was granted on a non-contingent basis and vested immediately. The warrant is not subject to repurchase, nor does it require substantial performance for the third party to exercise. The marketing alliance is a three-year non-exclusive cooperative agreement, which is designed to enhance our and the third party’s potential revenues in their respective areas, and credibility in collaborative manufacturing commerce without constraining each other’s business. We will each be responsible for our own costs and expenses in performing joint marketing sales activities.

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

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total revenues:

	Three Months Ended October 31,		Six Months Ended October 31,
	2002	2001	2002	2001
Revenues:
License	43%	62%	43%	65%
Professional services and maintenance	57	38	57	35

Total revenues	100	100	100	100

Cost of revenues:
License	4	3	4	4
Professional services and maintenance	27	17	28	16
Stock compensation (recovery)	—	—	—	—

Total cost of revenues	31	20	32	20

Gross profit	69	80	68	80

Operating expenses:
Sales and marketing:
Other sales and marketing	61	67	67	66
Stock compensation	3	—	3	1
Research and development:
Other research and development	41	38	45	37
Stock compensation (recovery)	—	—	—	—
General and administrative:
Other general and administrative	10	9	10	9
Stock compensation (recovery)	—	(1)	—	(1)
Amortization of goodwill and other intangible assets	—	1	—	1
Merger related benefit	—	—	—	(2)
Restructuring and other charges	45	—	24	—

Total operating expenses	160	114	149	111

Loss from operations	(91)	(34)	(81)	(31)
Interest and other income, net	7	13	8	14
Impairment of equity investments	—	—	(8)	(3)

Loss before income taxes	(84)	(21)	(81)	(20)
Provision for income taxes	2	—	1	1

Net loss	(86)%	(21)%	(82)%	(21)%

Three Months Ended October 31, 2002 and 2001

Revenues

Our total revenues for the three months ended October 31, 2002 were $17.5 million, representing a decrease of $3.7 million, or 17%, from the revenues of $21.2 million for the three months ended October 31, 2001. No customer represented more than 10% of the Company’s total revenues for the three months ended October 31, 2002. We had two customers that each accounted for 12% of our total revenues for the three months ended October 31, 2001. Revenues from foreign customers were approximately 25% of total revenues for the three months ended October 31, 2002, compared to 16% for the three months ended October 31, 2001. The increase in revenue from foreign customers as a percentage of total revenues was due primarily to increased sales to customers located in Japan, and to a lesser extent, Europe.

License Revenues.    Our license revenues for the three months ended October 31, 2002 were $7.6 million, representing a decrease of $5.5 million, or 42%, from the license revenues of $13.1 million in the three months ended October 31, 2001. License revenues as a percentage of total revenues were 43% and 62% for the three months ended October 31, 2002 and 2001, respectively. The decrease in license revenues in absolute dollars and as a percentage of total revenues was due to lower average sales prices and a lower number of license sales transactions resulting from the economic slowdown and significant decline in information technology spending that has impacted our license sales during most of fiscal 2002 and 2003. The current economic slowdown and reduction in technology spending may continue to impact our business for the next quarter and beyond.

Professional Services and Maintenance Revenues.    Our professional services and maintenance revenues for the three months ended October 31, 2002 were $9.9 million, representing an increase of $1.7 million, or 21%, from the professional services and maintenance revenues of $8.1 million for the three months ended October 31, 2001. Professional services and maintenance revenues as a percentage of total revenues were 57% and 38% for the three months ended October 31, 2002 and 2001, respectively. The increase in professional services and maintenance revenues in absolute dollars was due primarily to a larger number of maintenance contract renewals on our larger customer base. The increase in professional services and maintenance revenues as a percentage of total revenues is principally due to the reduced levels of license revenues. We expect that professional services and maintenance revenues will remain at current levels on an absolute basis as the rate of maintenance contract renewals slows as the growth in our customer base has slowed during fiscal 2002 and 2003. Due to the current economic environment, we believe that we may be unable to maintain historical maintenance contract renewal rates and may also experience reductions in size of contract renewals.

Cost of Revenues

Cost of License Revenues.    Our cost of license revenues includes license fees due to third parties for integrated technology, the cost of manuals and product documentation, production media used to deliver our products and packaging costs.

Cost of license revenues, excluding stock compensation, was $648,000 for the three months ended October 31, 2002, representing a decrease of $42,000, or 6%, from the cost of license revenues of $690,000 for the three months ended October 31, 2001. Cost of license revenues as a percentage of license revenues was 9% and 5% for the three months ended October 31, 2002 and 2001, respectively. The slight decrease in cost of license revenues in absolute dollars was primarily due to a decrease in our license revenues, resulting in a decrease in license fees paid to third parties on third-party software integrated into our products. We expect the cost of license revenues in absolute dollars to track with the increase or decrease in our overall license revenues. The increase in cost of license revenues as a percentage of license revenues is due to a higher component of third party software embedded in our new products. New and future versions of our product suite will include more embedded third party software than prior versions, which we expect will cause the cost of license revenue as a percentage of license revenue to remain at current levels.

In addition, we released new products in the quarter ended July 31, 2002, which include software that we are licensing in whole or in part from third party vendors. If these products contribute a significant portion of license revenue in the future periods, cost of license revenues could increase.

Cost of Professional Services and Maintenance Revenues.    Our cost of professional services and maintenance revenues includes salaries and related expenses for our implementation and training services organizations, costs of third parties contracted to provide implementation services to customers and an allocation of our overhead expenses, including rent, information technology and other overhead expenses. Cost of professional services and maintenance revenues also includes maintenance and upgrade fees paid to third parties for technology embedded in software upgrades provided to our customers that have current maintenance contracts with us.

Cost of professional services and maintenance revenues, excluding stock compensation, was $4.7 million for the three months ended October 31, 2002, representing an increase of $1.1 million, or 30%, from the cost of professional services and maintenance revenues of $3.6 million for the three months ended October 31, 2001. Cost of professional services and maintenance revenues as a percentage of professional services and maintenance revenues was 48% and 45% for both the three months ended October 31, 2002 and 2001. The increase in cost of professional services and maintenance revenues in absolute dollars and as a percentage of professional services and maintenance revenues was primarily due to higher upgrade and support fees payable to third party integrated software providers as our customer base upgrades to the next version of our product suite, and to a lesser extent, increased personnel and higher fixed costs necessary to support our increased customer base. We expect that cost of professional services and maintenance revenues in absolute dollars and as a percentage of professional services and maintenance revenues to decrease as our customer base completes the upgrades to the next release of our product suite, resulting in lower upgrade fees payable to third party software providers, and as we realize the benefit from a reorganization in the support group that was implemented during the three months ended October 31, 2002.

Operating Expenses

We classify all charges to operating expense categories based on the nature of the expenditures. Although each category includes expenses that are unique to the category type, there are common recurring expenditures that are typically included in all operating expenses categories, such as salaries, employee benefits, incentive compensation, bonuses, travel costs, telephone, communication, rent and allocated facilities costs and professional fees. The sales and marketing category of operating expenses includes additional expenditures specific to the marketing group, such as public relations and advertising, trade shows, marketing collateral materials, and customer user group meetings, as well as expenditures specific to the sales group, such as commissions. To date, all software development costs in research and development have been expensed as incurred. Also included in our operating expenses is the amortization of stock compensation, that is included in each of the sales and marketing, research and development and general and administrative categories.

Sales and Marketing.    Sales and marketing expenses, excluding stock compensation, were $10.7 million for the three months ended October 31, 2002, representing a decrease of $3.6 million, or 25%, from the sales and marketing expenses of $14.3 million for the three months ended October 31, 2001. Sales and marketing expenses as a percentage of total revenues, excluding stock compensation, were 61% and 67% during the three months ended October 31, 2002 and 2001, respectively. The decrease in sales and marketing expenses on an absolute basis, and as a percentage of revenues, reflect reduced personnel-related expenses, including commissions, and travel expenses as a result of our restructuring program announced in the fourth quarter of fiscal 2002. We anticipate that our sales and marketing expenses will remain at current levels over the next quarter.

Research and Development.    Research and development expenses, excluding stock compensation, were $7.1 million for the three months ended October 31, 2002, representing a decrease of $870,000, or 11%, from the research and development expenses of $8.0 million for the three months ended October 31, 2001. Research and development expenses as a percentage of total revenues, excluding stock compensation, were 41% and 38% during the three months ended October 31, 2002 and 2001, respectively. The decrease in research and development expenses on an absolute basis is the result of lower outside consulting, and to a lesser extent, lower costs resulting from our shift to new offshore development centers in India, Hong Kong and China. The increase in research and development expenses as a percentage of total revenues was due primarily to lower total revenues. We anticipate that research and development expenses will decline during the next quarter as we fully realize the impact of our lower cost development centers in India, Hong Kong and China as these centers become fully utilized .

General and Administrative.    General and administrative expenses, excluding stock compensation, were $1.7 million for the three months ended October 31, 2002, representing a decrease of $109,000, or 6%, from the general and administrative expenses of $1.8 million for the three months ended October 31, 2001. General and administrative expenses as a percentage of total revenues, excluding stock compensation, were 10% and 9% during the three months ended October 31, 2002 and 2001, respectively. The decrease in general and administrative expenses in absolute dollars was primarily due to lower bad debt expenses and outside consulting due to reduced discretionary spending. We expect that general and administrative expenses as a percentage of revenue will remain relatively stable over the remainder of the fiscal year.

Amortization of Stock Compensation.    We recognized amortization of stock compensation, net of recoveries, of approximately $615,000 and $(161,000) for the three months ended October 31, 2002 and 2001, respectively. Amortization of stock compensation includes both the amortization of deferred employee stock compensation, and options to consultants, offset by credits associated with the impact of the reversal of accelerated amortization on options held by terminated employees.

Amortization of Goodwill and Purchased Intangible Assets.    We implemented the provisions of SFAS No. 142 as of May 1, 2002. As a result of our implementation of SFAS No. 142, remaining intangibles assets, consisting of acquired workforce in place, were reclassified to goodwill. We did not record any amortization in the three months ended October 31, 2002, and will not record amortization prospectively. Instead, the remaining goodwill will be subject to periodic tests for impairment. Amortization of goodwill and intangibles was $189,000 for the three months ended October 31, 2001, relating to intangible assets in place during the period that have since been reclassified to goodwill and will no longer be amortized.

Restructuring and Other Charges.    During the three months ended October 31, 2002, we recorded a restructuring charge of $7.8 million, which consisted of $4.6 million for the consolidation of excess facilities, $485,000 to write-down excess fixed assets, and $2.7 million to write down additional prepaid software license fees for third party software used in our products.

Interest and other income, net.    Interest and other income, net was $1.2 million for the three months ended October 31, 2002 compared to $2.8 million for the three months ended October 31, 2001. This decrease in interest income was due principally to lower interest rates on lower average cash and investment balances.

Provision for Income Taxes.    During the three months ended October 31, 2002 and 2001, we incurred income tax expense of $343,000 and $50,000, respectively, primarily attributable to our international subsidiaries. We incurred net operating losses for the three months ended October 31, 2002 and 2001. We have recorded a valuation allowance for the full amount of the net deferred tax assets, including our net operating loss carryforwards and tax credits, as sufficient uncertainty exists regarding the realization of the deferred tax assets balance.

Six Months Ended October 31, 2002 and 2001

Revenues

Our total revenues for the six months ended October 31, 2002 were $33.5 million, representing a decrease of $11.0 million, or 25%, from the revenues of $44.5 million in the six months ended October 31, 2001. We had one customer that accounted for 12% of our total revenues for the six months ended October 31, 2002. We had another customer that represented 10% of our total revenues for the six months ended October 31, 2001. Revenues from foreign customers were approximately 26% of total revenues for the six months ended October 31, 2002, and approximately 12% of total revenues for the six months ended October 31, 2001. The increase in revenue from foreign customers as a percentage of total revenues was primarily due to increased sales to customers located in Japan, and to a lesser extent, Europe.

License Revenues.    Our license revenues for the six months ended October 31, 2002 were $14.5 million, representing a decrease of $14.6 million, or 50%, from the license revenues of $29.1 million for the six months ended October 31, 2001. License revenues as a percentage of total revenues were 43% and 65% for the six months ended October 31, 2002 and 2001, respectively. The decrease in license revenues in absolute dollars and as a percentage of total revenues was due to lower average sales prices and a lower number of license sales transactions resulting from the economic slowdown and significant decline in information technology spending that has impacted our license sales during most of fiscal 2002 and 2003.

Professional Services and Maintenance Revenues.    Our professional services and maintenance revenues for the six months ended October 31, 2002 were $19.1 million, representing an increase of $3.6 million, or 23%, from the professional services and maintenance revenues of $15.5 million for the six months ended October 31, 2001. Professional services and maintenance revenues as a percentage of total revenues were 57% and 35% for the six months ended October 31, 2002 and 2001, respectively. The increase in professional services and maintenance revenues in absolute dollars was primarily due to a larger number of maintenance contract renewals on our larger customer base. The increase in professional services and maintenance revenues as a percentage of total revenues is principally due to the reduced levels of license revenues.

Cost of Revenues

Cost of License Revenues. Cost of license revenues, excluding stock compensation, was $1.3 million for the six months ended October 31, 2002, representing a decrease of $353,000, or 21%, from the cost of license revenues of $1.7 million for the six months ended October 31, 2001. Cost of license revenues as a percentage of license revenues was 9% and 6% for the six months ended October 31, 2002 and 2001, respectively. The decrease in cost of license revenues in absolute dollars was primarily due to a decrease in our license revenues, resulting in a decrease in license fees paid to third parties on third-party software integrated into our products. The increase in cost of license revenues as a percentage of license revenues is due to a higher component of third party software embedded in our new products.

Cost of Professional Services and Maintenance Revenues. Cost of professional services and maintenance revenues, excluding stock compensation, was $9.4 million for the six months ended October 31, 2002, representing an increase of $2.0 million, or 28%, from the cost of professional services and maintenance revenues of $7.3 million for the six months ended October 31, 2001. Cost of professional services and maintenance revenues as a percentage of professional services and maintenance revenues was 49% and 47% for the six months ended October 31, 2002 and 2001, respectively. The increase in cost of professional services and maintenance revenues in absolute dollars and as a percentage of professional services and maintenance revenues was primarily due to higher upgrade and support fees payable to third party integrated software providers as our customer base upgrades to the next version of our product suite, and to a lesser extent, increased personnel and higher fixed costs necessary to support our increased customer base.

Operating Expenses

Sales and Marketing. Sales and marketing expenses, excluding stock compensation, were $22.4 million for the six months ended October 31, 2002, representing a decrease of $7.0 million, or 24%, from the sales and marketing expenses of $29.4 million for the six months ended October 31, 2001. Sales and marketing expenses as a percentage of total revenues, excluding stock compensation, were 67% and 66% during the six months ended October 31, 2002 and 2001, respectively. The decrease in sales and marketing expenses on an absolute basis reflects reduced personnel-related expenses, including commissions, and travel expenses as a result of our restructuring program announced in the April 30, 2002. The increase in sales and marketing expenses as a percentage of total revenues was primarily due to lower total revenues.

Research and Development. Research and development expenses, excluding stock compensation, were $15.2 million for the six months ended October 31, 2002, representing a decrease of $1.2 million, or 7%, from the research and development expenses of $16.3 million for the six months ended October 31, 2001. Research and development expenses as a percentage of total revenues, excluding stock compensation, were 45% and 37% during the six months ended October 31, 2002 and 2001, respectively. The decrease in research and development expenses on an absolute basis is the result of lower outside consulting, and to a lesser extent, lower costs resulting from our shift to new offshore development centers in India, Hong Kong and China. The increase in research and development expenses as a percentage of total revenues was primarily due to lower total revenues.

General and Administrative. General and administrative expenses, excluding stock compensation, were $3.4 million for the six months ended October 31, 2002, representing a decrease of $672,000, or 17%, from the general and administrative expenses of $4.1 million for the six months ended October 31, 2001. General and administrative expenses as a percentage of total revenues, excluding stock compensation, were 10% and 9% during the six months ended October 31, 2002 and 2001, respectively. The decrease in general and administrative expenses in absolute dollars was primarily due to lower bad debt expenses, and lower compensation expenses and outside consulting as a result of our reduction in discretionary spending.

Amortization of Stock Compensation. We recognized amortization of stock compensation of approximately $1.2 million and $253,000 for the six months ended October 31, 2002 and 2001, respectively. Amortization of stock compensation includes both the amortization of deferred employee stock compensation, and options to consultants, offset by credits associated with the impact of the reversal of accelerated amortization on options held by terminated employees.

Amortization of Goodwill and Purchased Intangible Assets. We implemented the provision of SFAS No. 142 as of May 1, 2002. As a result of our implementation of the provisions included in SFAS No. 142, remaining intangibles assets, consisting of acquired workforce in place, were reclassified to goodwill. We did not record any amortization in the six months ended October 31, 2002, and will not record amortization prospectively. Instead, the remaining goodwill will be subject to periodic tests for impairment. Amortization of goodwill and intangibles was $378,000 for the six months ended October 31, 2001, relating to intangible assets in place during the period that have since been reclassified to goodwill and no longer amortized.

Merger related benefit. In the three months ended April 30, 2001, we accrued $5.0 million for financial advisory and professional fees resulting from the terminated merger with a third party. The accrual was management’s best estimate of its obligation for such fees at the time. As of July 31, 2001, we had incurred actual costs of $4.2 million and we had no remaining liability related to the terminated merger. As a result, we recorded a reduction of merger related expenses of $835,000 in the six months ended October 31, 2001, which was included in the statement of operations.

Interest and other income, net. Interest and other income, net was $2.7 million for the six months ended October 31, 2002 compared to $6.1 million for the six months ended October 31, 2001. This decrease in interest income was principally due to lower interest rates on lower average cash and investment balances.

Impairment of Equity Investments. During the six months ended October 31, 2002 and 2001, we determined that certain investments that we had made in privately held companies had incurred a decline in value that was other-than-temporary and, accordingly, we reduced their carrying amounts to estimated fair value by a charge to other income (expense) of $2.6 million and $1.4 million in the six months ended October 31, 2002 and 2001, respectively.

Provision for Income Taxes. During the six months ended October 31, 2002 and 2001, we incurred income tax expense of $439,000 and $157,000, respectively, primarily attributable to our international subsidiaries.We incurred net operating losses for the six months ended October 31, 2002 and October 31, 2001. Management has recorded a valuation allowance for the full amount of the net deferred tax assets, including our net operating loss carryforwards and tax credits, as sufficient uncertainty exists regarding the realization of the deferred tax assets balance.

Liquidity and Capital Resources

As of October 31, 2002, we had cash, cash equivalents and short-term investments of $268.1 million, a decrease of $17.5 million from the cash, cash equivalents and short-term investments held as of April 30, 2002. Our working capital at October 31, 2002 was $252.3 million.

As of October 31, 2002, our days sales outstanding (DSO) was 45 days. However, we believe that this is unusually low, as a result of strong cash collections, and the high level of maintenance renewal revenues, which are generally prepaid, as a percentage of total revenues, in the three months ended October 31, 2002. We expect that days sales outstanding will increase to our historical range of 65 to 75 days if license revenues increase as a percentage of total revenues.

Our operating activities used cash of $15.7 million for the six months ended October 31, 2002 and $9.0 million for the six months ended October 31, 2001. Net cash used in operating activities in the six months ended October 31, 2002 was dprimarily due to the net loss (less non-cash expenses), increases in accounts receivable and other assets and decreases in accounts payable and accrued expenses, partially offset by an increase in deferred revenue. Net cash used in operating activities in the six months ended October 31, 2001 was primarily due to the net loss (less non-cash expenses) and an increase in other assets and decreases in accounts payable, accrued expenses, and deferred revenue partially offset by a decrease in accounts receivable.

Investing activities used cash of $13.9 million for the six months ended October 31, 2002 and used cash of $39.2 million for the six months ended October 31, 2001. Net cash used in investing activities in the six months ended October 31, 2002 consisted primarily of net purchases of marketable investments, partially offset by purchases of property and equipment. Purchases of property and equipment were approximately $3.2 million in the six months ended October 31, 2002. Net cash used in investing activities in the six months ended October 31, 2001 consisted primarily of net purchases of marketable investments and purchases of property and equipment. Purchases of property and equipment were approximately $5.3 million in the six months ended October 31, 2001.

Financing activities provided cash of $1.2 million in the six months ended October 31, 2002 and $2.6 million in the six months ended October 31, 2001. Net cash was provided in both the six months ended October 31, 2002 and 2001 primarily from the sale of common stock under employee stock option plans.

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

Recent Accounting Pronouncements

In August, 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company for all financial statements issued in fiscal 2003. The adoption ofSFAS No. 144 did not have a material impact on our financial position or results of operations.

On July 29, 2002, the FASB issued SFAS No.146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses significant issues relating to the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities, and nullifies the guidance in Emerging Issues Task Force (EITF) Issue No. 94-3 (EITF 94-3), “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring.)” SFAS No. 146 requires that the initial liability for costs associated with exit and disposal activities be measured at fair value and prohibits the recognition of a liability based solely on an entity’s commitment to a plan, which, in turn, nullifies EITF 94-3. The provisions of SFAS No. 146 are effective for exit or disposal activities initiated after December 31, 2002. Retroactive application of SFAS No. 146 is prohibited and, accordingly, liabilities recognized prior to the initial application of SFAS No. 146 should continue to be accounted for in accordance with EITF 94-3 or other applicable preexisting guidance.

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

We Have a History of Losses, We Expect to Incur Losses in the Future and We May Not Achieve or Maintain Profitability

Since inception, we have funded our business primarily through selling our stock, not from cash generated from our business. We have incurred quarterly and annual losses in each of the years since we were formed and we expect to continue to incur quarterly and annual losses in the near term. We incurred losses of $15.1 million and $4.5 million for the three months ended October 31, 2002 and 2001, respectively. As of October 31, 2002, we had an accumulated deficit of approximately $249.0 million. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses, as well as substantial non-cash costs relating to the amortization of intangible assets and stock compensation which will contribute to our net losses. We will need to generate significant increases in revenues to achieve and maintain profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

•	fluctuations in demand for product lifecycle management software;

•	size and timing of sales and installations of our products;

•	shortened number of business days due to holidays;

•	changes in management of our sales force organization;

•	entry of new competitors into our market, or the announcement of new products or product enhancements by competitors;

•	our ability to successfully expand our direct sales force and our international sales organization;

•	changes in our sales force incentives;

•	unexpected delays in developing or introducing new and enhanced products;

•	unexpected decline in purchases by our existing customers, including purchases of additional licenses and maintenance contracts;

•	delays in our customers’ orders due to their priorities;

•	variability in the mix of our license and professional services revenues;

•	our ability to accurately price fixed-priced professional services projects;

•	variability in the mix of professional services that we perform versus those performed for our customers by others; and

•	our ability to establish and maintain relationships with our third-party implementation partners.

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

We May Not Achieve Anticipated Revenues if Large Software and Service Orders Expected in a Quarter Are Not Placed or Are Delayed

Although we license our software to numerous customers in any quarter, we expect that revenues from large orders will continue to account for a large percentage of our total revenues in future quarters. The timing of large orders has become more unpredictable, and if any large order anticipated for a particular quarter is not realized or is delayed to a subsequent quarter, we may experience an unplanned shortfall in revenues, which could significantly and adversely affect our operating results.

We Depend on Licensed Technology and the Loss or Inability to Maintain These Technology Licenses Could Result in Increased Cost or Delays in Sales of Our Products

We license technology on a non-exclusive basis from several businesses for use with our products, including licenses from RSA Security Inc. for security and encryption technology software, Actuate Corporation for reporting capability, Cimmetry Systems Inc. for our viewers, and BEA Systems for embedded software for our application server. In addition, we license software from Centric Software for design integration adapters and from ProductFactory for program execution software, as well as from several other providers. We anticipate that we will continue to license technology from third parties in the future. Some of the software we license from third parties would be difficult to replace. This software may not continue to be available on commercially reasonable terms, if at all. The loss or inability to maintain any of these technology licenses could result in delays in the licensing of our products until equivalent technology, if available, is identified, licensed and integrated. In addition, the effective implementation of our products depends upon the successful operation of third-party licensed products in conjunction with our products, and therefore any undetected errors in these licensed products may prevent the implementation or impair the functionality of products, delay new product introductions and/or injure our reputation. The increased use of third-party software could require us to enter into license agreements with third parties, which could result in higher royalty payments and a loss of product differentiation and lower product gross margins.

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

In order to comply with the newly adopted Sarbanes-Oxley Act of 2002, as well as proposed changes to listing standards by Nasdaq, and proposed accounting changes by the Securities and Exchange Commission, we may be required to hire additional personnel and utilize additional outside legal, accounting and advisory services, all of which will cause our general and administrative costs to increase. Insurers are also likely to increase premiums as a result of the high claims rates incurred over the past year, and so our premiums for our various insurance policies, including our directors’ and officers’ insurance policies, are likely to increase. Proposed changes in the accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense among others, could materially increase the expenses that we report under generally accepted accounting principles and adversely affect our operating results.

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

(in thousands, except interest rates)	Maturing within 12 months	Thereafter	Total
Cash equivalents	$23,400	—	$23,400
Average interest rate	1.96%	—	1.96%
Investments	$173,198	—	$173,198
Average interest rate	2.26%	—	2.26%
Total investment securities	$196,598	—	$196,598

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

During the three months ended October 31, 2002 and 2001, we determined that such investments had incurred a decline in value that was other-than-temporary and, accordingly, we reduced their carrying amounts to estimated fair value by a charge to other income (expense) of $2.6 million and $1.4 million in the three months ended October 31, 2002 and 2001, respectively. To the extent that events or circumstances cause our assumptions to change, additional charges may be required which could be material.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days prior to the filing date of this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, to their knowledge and belief, our disclosure controls and procedures were effective.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or to our knowledge in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual meeting of stockholders in San Jose, California on October 3, 2002. Of the 48,469,816 shares outstanding as of the record date, 43,304,553 shares were present or represented by proxy at the meeting. Proxies were solicited by the Company pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. At the meeting, the Company’s stockholders voted on the following matters.

(1)	Proposal to elect two Class III directors of the Company, each to serve for a three-year term and until his successor is duly elected and qualified.

	For	Withheld
Bryan D. Stolle	37,059,800	6,244,753
Paul Wahl	42,653,648	650,905

(2)	Proposal to amend the Company's 1995 Stock Option Plan limiting the maximum number of shares for which options may be granted to any employee in any fiscal year.

For	Against	Abstain
22,716,178	20,529,454	58,921

(3)	Proposal to ratify the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ended April 30, 2003.

For	Against	Abstain
42,713,383	586,929	4,241

ITEM 5. OTHER INFORMATION.

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits.

10.23, 99.1 and 99.2

(b)    Reports on Form 8-K

Not applicable.

AGILE SOFTWARE CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    December 13, 2002

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

3.      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.      The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.      The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.      I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002	/s/ BRYAN D. STOLLE
Bryan D. Stolle President and Chief Executive Officer

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

3.      Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.      The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.      I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002	/s/ CAROLYN V. AVER
Carolyn V. Aver Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of Agile Software Corporation, as amended to date.(1)

3.2	Certificate of Elimination and Certificate of Amendment.(1)

3.3	Amended and Restated Bylaws of Agile Software Corporation.(2)

4.1	Specimen Common Stock Certificate.(1)

10.23
Executive Retention and Severance Plan adopted by the Company on October 17, 2002 and entered into with its executive officers and certain key employees, together with forms of Participation Agreement and Release of Claims Agreement.

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