Form 10-Q
period 2003-01-31
AGILE SOFTWARE CORP
filed 2003-03-14
CIK 1088653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

000-27071

(Commission File Number)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The number of shares outstanding of the Registrant’s Common Stock as of January 31, 2003 was 48,906,464.

AGILE SOFTWARE CORPORATION

PART I— FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

AGILE SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	January 31, 2003	April 30, 2002(1)
ASSETS
Current assets:
Cash and cash equivalents	$149,460	$123,374
Short-term investments	112,307	162,175
Accounts receivable, net of allowance for doubtful accounts of $1,078 and $1,112 as of January 31, 2003 and April 30, 2002, respectively	8,813	6,538
Other current assets	8,082	8,052

Total current assets	278,662	300,139
Property and equipment, net	8,406	10,887
Other assets	3,978	8,038

	$291,046	$319,064

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,614	$5,113
Accrued expenses and other liabilities	14,211	14,120
Deferred revenue	13,597	13,200

Total current liabilities	30,422	32,433

Accrued restructuring, non-current	2,987	—

	33,409	32,433

Stockholders’ equity:
Common Stock	49	48
Additional paid-in capital	515,172	512,349
Notes receivable from stockholders	(218)	(249)
Unearned stock compensation	(2,814)	(4,004)
Accumulated other comprehensive income	142	92
Accumulated deficit	(254,694)	(221,605)

Total stockholders’ equity	257,637	286,631

	$291,046	$319,064

(1)	The April 30, 2002 consolidated balance sheet information has been derived from the audited financial statements at that date.

See accompanying notes to these condensed consolidated financial statements.

AGILE SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2002	2003	2002
Revenues:
License	$7,324	$9,914	$21,792	$38,984
Professional services and maintenance	10,554	8,133	29,613	23,596

Total revenues	17,878	18,047	51,405	62,580

Cost of revenues:
License	605	871	1,904	2,523
Professional services and maintenance	4,415	3,182	13,787	10,518
Stock compensation (recovery)	9	(63)	37	(51)

Total cost of revenues	5,029	3,990	15,728	12,990

Gross profit	12,849	14,057	35,677	49,590

Operating expenses:
Sales and marketing:
Other sales and marketing	9,752	12,852	32,141	42,208
Stock compensation (recovery)	751	(442)	1,683	24
Research and development:
Other research and development	5,613	8,691	20,777	25,007
Stock compensation (recovery)	51	(266)	175	(199)
General and administrative:
Other general and administrative	1,825	1,375	5,203	5,425
Stock compensation (recovery)	27	95	101	(197)
Acquired in-process technology	300	—	300	—
Amortization of goodwill and other intangible assets	—	189	—	567
Merger related benefit	—	—	—	(835)
Restructuring and other charges		—	7,836	—

Total operating expenses	18,319	22,494	68,216	72,000

Loss from operations	(5,470)	(8,437)	(32,539)	(22,410)

Interest and other income, net	1,196	2,213	3,863	8,280
Impairment of equity investments	(1,113)	—	(3,673)	(1,446)

Loss before income taxes	(5,387)	(6,224)	(32,349)	(15,576)
Provision for income taxes	301	86	740	243

Net loss	$(5,688)	$(6,310)	$(33,089)	$(15,819)

Net loss per share:
Basic and diluted	$(0.12)	$(0.13)	$(0.68)	$(0.33)

Weighted average shares	48,591	47,664	48,383	47,270

See accompanying notes to these condensed consolidated financial statements.

AGILE SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended January 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(33,089)	$(15,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	100	399
Depreciation and amortization	5,982	7,661
Amortization of stock compensation (recovery)	1,996	(423)
Acquired in-process technology	300	—
Impairment of equity investments	3,673	1,446
Restructuring and other charges	7,836	—
Changes in operating assets and liabilities net of effect of business combination:
Accounts receivable, net	(2,370)	8,644
Other assets, current and non-current	(766)	(1,757)
Accounts payable	(2,526)	(7,681)
Accrued expenses and other liabilities	(1,979)	(885)
Deferred revenue	397	(5,781)

Net cash used in operating activities	(20,446)	(14,196)

Cash flows from investing activities:
Purchases of investments	(127,537)	(267,515)
Proceeds from maturities and sales of investments	177,455	250,587
Purchases of privately-held investments	—	(150)
Cash paid in business combination, net of cash acquired	(1,783)	—
Acquisition of property and equipment	(3,652)	(6,177)

Net cash provided by (used in) investing activities	44,483	(23,255)

Cash flows from financing activities:
Repayment of capital lease obligations	—	(393)
Proceeds from issuance of common stock, net of repurchases	2,018	4,854
Repayment of notes receivable from stockholders	31	356

Net cash provided by financing activities	2,049	4,817

Net decrease in cash and cash equivalents	26,086	(32,634)

Cash and cash equivalents at beginning of period	123,374	139,917

Cash and cash equivalents at end of period	$149,460	$107,283

Non-cash investing and financing activities:
Additions (reductions) in unearned stock compensation	$806	$(4,569)

See accompanying notes to these condensed consolidated financial statements.

AGILE SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Agile Software Corporation and its subsidiaries (“Agile” or the “Company”) have been prepared by us and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending April 30, 2003. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2002, included in our Annual Report on Form 10-K filed on July 26, 2002 with the Securities and Exchange Commission.

Certain reclassifications have been made to prior year balances in order to conform to the current period presentation. These classifications had no impact on previously reported net loss or cash flows.

2.    Concentrations of Credit Risk and Significant Customers

The following table shows the percentage of total revenue and accounts receivable generated by each of the three customers who accounted for more than 10% of our total revenue during the stated period:

	% of Total Revenues
	Three Months Ended January 31,		Nine Months Ended January 31,		% of Accounts Receivable as of
					January 31, 2003	April 30, 2002
	2003	2002	2003	2002
Customer A	16%	—	—	—	14%	—
Customer B	10%	—	11%	—	11%	—
Customer C	—	11%	—	—	—	—

3.    Revenue Recognition

We recognize revenues in accordance with SOP 97-2, “Software Revenue Recognition,” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.”

We derive revenues from the license of software products under software license agreements and from the delivery of professional services and maintenance services. When contracts contain multiple elements, and vendor-specific objective evidence of fair value exists for all undelivered elements, we account for the delivered elements in accordance with the residual method prescribed by SOP 98-9. Multiple element arrangements generally include post-contract customer support (PCS or maintenance), software products, and in some cases, services. Vendor-specific objective evidence of fair value is generally determined by sales of the individual element or service to other customers, or with respect to PCS, through a renewal rate specified in the related arrangement or by sales of the element when sold separately.

License revenues are recognized when persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is probable, and delivery of the software products have occurred. In addition, if the arrangement provides terms for customer acceptance of the software product, recognition of the revenue is deferred until expiration of the acceptance period. In the event we grant our customers the right to specified upgrades, recognition of the license revenue is deferred until delivery of the specified upgrade. If vendor-specific objective evidence of fair value exists for the specified upgrade, then an amount equal to this fair value is deferred. If vendor-specific objective evidence of fair value does not exist, then recognition of the entire license fee is deferred until the delivery of the specified upgrade. In instances where vendor obligations remain, recognition of revenues is deferred until the obligation has been satisfied.

Revenues from professional services consist of consulting services and training. Consulting services are not considered essential to the functionality of the other elements of the arrangement and are accounted for as a separate element. Consulting services are recognized as the services are performed for time and materials contracts or upon achievement of stated milestones on fixed price contracts. A provision for estimated losses on fixed-price consulting services contracts is recognized in the period in which the loss becomes known. Training revenues are recognized as the services are performed.

Maintenance revenues are recognized ratably over the term of the maintenance contract, which is generally twelve months. Maintenance contracts include the right to unspecified upgrades on a when-and-if available basis, and ongoing support.

4.    Net Loss Per Share

Basic net loss per share is computed by dividing the net loss attributable to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period, less unvested restricted common stock. Diluted net loss per share is the same as basic net loss per share because the calculation of diluted net loss per share excludes potential shares of common stock since their effect on net loss per share is anti-dilutive. Potential shares of common stock consist of unvested restricted common stock, incremental common shares issuable upon the exercise of stock options and a warrant.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2002	2003	2002
Numerator:
Net loss	$(5,688)	$(6,310)	$(33,089)	$(15,819)

Denominator:
Weighted average shares	48,786	48,100	48,614	47,878
Weighted average unvested shares of Common Stock subject to repurchase	(195)	(436)	(231)	(608)

Denominator for basic and diluted calculation	48,591	47,664	48,383	47,270

Net loss per share:
Basic and diluted	$(0.12)	$(0.13)	$(0.68)	$(0.33)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive as of the dates indicated below (in thousands):

	As of January 31,
	2003	2002
Warrant to purchase Common Stock	50	50
Unvested Common Stock subject to repurchase	240	411
Options to purchase Common Stock	16,350	11,075

	16,640	11,536

In connection with the company’s voluntary stock option exchange program (Note 11), on November 19, 2001, options to purchase approximately 4 million shares were cancelled. The number of options as of January 31, 2002 reflect these cancellations. On May 31, 2002, options to purchase approximately 2.5 million shares were granted to employees to replace the shares cancelled on November 19, 2001. The number of stock options as of January 31, 2003 reflect these replacement grants, plus additional stock options granted in the normal course of business.

5.    Comprehensive Loss

Our comprehensive loss, which encompasses net loss and unrealized gains or losses on short-term investments classified as available-for-sale securities, is as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2002	2003	2002
Net loss	$(5,688)	$(6,310)	$(33,089)	$(15,819)
Unrealized gains (loss) on available-for-sale securities	(230)	(436)	50	190

Comprehensive loss	$(5,918)	$(6,746)	$(33,039)	$(15,629)

6.    Segment Information

We operate in a single business segment. Revenues from foreign customers were approximately 18% and 17% of total revenues during the three months ended January 31, 2003 and 2002, respectively, and approximately 23% and 14% of total revenues during the nine months ended January 31, 2003 and 2002, respectively. Our international revenues were derived primarily from sales to customers located in Japan, Europe and Asia Pacific. Revenues are attributed to geographic locations based upon the location of the customer.

7.    Stock Compensation

Stock compensation expense is being recognized over the applicable vesting period of the options, generally five years, using the accelerated method of amortization prescribed by Financial Accounting Standards Board (“FASB”) Interpretation No. 28. If a stock option is cancelled due to termination of employment, any excess amortization recorded using the accelerated method over what would have been amortized on a straight line basis is reversed in the period of cancellation, and classified as a recovery.

Stock compensation expense related to stock options granted to non-employees is recognized as earned, over the applicable vesting period of the options, using the accelerated method of amortization prescribed by FASB Interpretation No. 28. At each reporting date, we recalculate the value of the stock option using the Black-Scholes option pricing model and record changes in fair value for the vested portion of the option. As a result, the stock compensation expense fluctuates with the movement in the fair market value of our common stock.

During the three and nine months ended January 31, 2003 and 2002, respectively, we terminated employment of individuals for whom we had recorded deferred stock compensation and had recognized related expense on unvested options using an accelerated method. Accordingly, during the three months ended January 31, 2003 and 2002, we reduced unearned stock compensation, which would have been amortized to future expense, of $264,000 and $1.9 million, respectively. For the nine-month periods ended January 31, 2003 and 2002, we reduced unearned compensation expense by $809,000 and $3.9 million, respectively.

Amortization of employee and non-employee stock options, and recoveries due to cancellations were as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2002	2003	2002
Amortization—employees	$915	$711	$1,937	$2,542
Amortization—non-employees	176	413	723	435
Recovery—employees	(253)	(1,800)	(664)	(3,400)

Net amortization (recovery)	$838	$(676)	$1,996	$(423)

8.    Short-term Investments

Our short-term investments are comprised of U.S., state, and municipal government obligations; corporate debt securities; and foreign debt securities. Investments with maturities of less than one year are considered short-term and are carried at fair value. All investments are held in the company’s name and custodies with one major financial institution. The specific identification method is used to determine the cost of securities. At January 31, 2003 and April 30, 2002, all of our

investments were classified as short-term and available for sale. Unrealized gains and losses on these investments are included in accumulated other comprehensive income. Realized gains and losses and declines in value considered to be other than temporary are included in interest and other expense.

9.    Other Assets

Other assets include investments in equity instruments of privately held companies, which amounted to $3.5 million at April 30, 2002. These investments, accounted for using the cost method and consisting primarily of investments in a venture fund and preferred stock of a privately-held company, are reviewed each reporting period for declines considered other-than-temporary, and, if appropriate, written down to their estimated fair value.

During the nine months ended January 31, 2003 and 2002, we reduced the carrying amounts for these investments to their estimated fair value via charges to other income (expense). Those charges totaled $3.7 million and $1.4 million for the nine months ended January 31, 2003 and 2002, respectively. As of January 31, 2003, our balance of investments in equity instruments of privately-held companies had been written down to zero.

Other assets also include prepaid software license fees paid to third party software developers for technology integrated into our products or sold together with our products. These prepaid software license fees amounted to $3.0 million and $4.7 million as of January 31, 2003 and April 30, 2002, respectively. We evaluate the future realization of such costs quarterly and charges to operations any amounts that we deem unlikely to be fully realized through future sales of the related software products. Such prepaid software license fees are classified as current and noncurrent assets based upon estimated product release date.

During the three months ended October 31, 2002, we determined that the carrying value of certain prepaid software license fees exceeded their net realizable value. The determination was based upon a revised forecast of future revenues prepared during the quarter showing lower than anticipated sales for the products in which the third party licensed software was embedded. Accordingly, a charge of approximately $2.7 million was included in the statement of operations under restructuring and other charges for the three months ended October 31, 2002 to reflect the write-down of the prepaid license fees to their estimated net realizable value.

10.    Restructuring

During the three months ended April 30, 2002, we restructured our operations in order to reduce expenses and align our operations and cost structure with existing market conditions. The actions taken included a reduction of approximately 15% of worldwide headcount, or 75 employees, across all functions. The restructuring charge incurred as a result of the actions taken included facility and lease costs related to the closure of certain excess facilities and activities that we exited.

During the three months ended October 31, 2002, we recorded a restructuring charge of $7.8 million, which consisted of $4.6 million for the consolidation of excess leased space, $485,000 related to the write-down of excess fixed assets, and $2.7 million of charges related to the write down of additional prepaid software license fees used in our products.

The significant activity within and components of the restructuring and other charges as of January 31, 2003 are as follows (in thousands):

	Accrual at April 30, 2002	Restructuring Charge Nine Months Ended January 31, 2003	Non-cash Charges	Cash Payments	Accrual at January 31, 2003
Workforce reductions	$1,982	$—	$—	$(1,982)	$—
Facilities costs	729	4,657	—	(621)	4,765
Equipment and other asset write-offs	—	485	(485)	—	—

Subtotal	2,711	5,142	(485)	(2,603)	4,765
Other charges—Prepaid license fees	—	2,694	(2,694)	—	—

Total	$2,711	$7,836	$(3,179)	$(2,603)	$4,765

Included in accrued expenses and other liabilities					$1,778
Included in accrued restructuring, non-current					2,987

					$4,765

The remaining cash payments relating to facilities and leases are expected to be paid through March 2007.

Facilities costs of approximately $4.7 million that were included in the restructuring charge above generally represent lease commitment costs for office space that we no longer occupy. Also included in the restructuring charge during the three months ended October 31, 2002 is a reduction of estimated sublease income related to excess facilities identified in the three months ended April 30, 2002, due to further deterioration of the real estate market in the San Jose area.

Equipment and other write-offs of $485,000 related principally to write-off of excess fixed assets resulting from the restructuring plan.

Other charges of $2.7 million related to the impairment of certain prepaid software license fees for which we determined that the carrying value of the non-refundable prepaid license fees exceeded its net realizable value as a result of revised forecasts of future revenues showing lower than anticipated sales for the products in which the third party licensed software was embedded.

11.    Option Exchange Program

On October 18, 2001, we announced a voluntary stock option exchange program for our employees. Under the program, our option holders had the opportunity to cancel outstanding options with an exercise price in excess of $15.00 per share in exchange for new options to be granted at a future date that was at least six months and one day after the date of cancellation, which was November 19, 2001. The number of shares of common stock subject to the new options was equal to 75% of the number subject to the exchanged options. Under the exchange program, options to purchase 4.0 million shares of our common stock were tendered by employees and cancelled. On May 31, 2002, we issued options to purchase approximately 2.5 million shares of common stock to replace the tendered options. In addition, a certain number of employees terminated their employment in the intervening six months, and were not granted replacement options. The exercise price of each replacement option is $8.34 per share, which was the fair market value of our common stock on May 31, 2002, represented by the closing sale price on such date on the Nasdaq National Market. The replacement options have terms and conditions that are substantially the same as those of the canceled options. The exchange program did not result in any additional compensation charges or variable plan accounting. Members of our Board of Directors did not participate in this program.

12.    Litigation

On or around October 25, 2001, a class action lawsuit was filed on behalf of holders of Agile securities in the Southern District of New York against Agile Software Corporation, Bryan D. Stolle and Thomas P. Shanahan (collectively “Agile Defendants”) and others including underwriters Morgan Stanley and Deutsche Bank Securities. The case is now captioned In re Agile Software, Inc. Initial Public Offering Securities Litigation, 01 CIV 9413 (SAS), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS).

On or about April 19, 2002, plaintiffs electronically served an amended complaint. The amended complaint is brought purportedly on behalf of all persons who purchased our common stock from August 19, 1999 through December 6, 2000. It names as defendants the Agile Defendants; and several investment banking firms that served as underwriters of our initial public offering and secondary offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

We are aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. On July 15, 2002, the Agile Defendants (as well as all other issuer defendants) filed a motion to dismiss the complaint. On February 19, 2003, the Court ruled on the motions to dismiss. The Court denied the motions to dismiss claims under the Securities Act of 1933 in all but 10 of the cases. In the case involving us, these claims were dismissed as to the initial public offering, but not the secondary offering. The Court denied the motion to dismiss the claim under Section 10(a) of the Securities Exchange Act of 1934 against us and 184 other issuer defendants, on the basis that the amended complaints in these cases alleged that the respective issuers had acquired companies or conducted follow-on offerings after their initial public offerings. As a consequence, the Court denied the motion to dismiss the Section 20(a) claims against the individual defendants. The motion to dismiss the Section 10(a) claims was granted with prejudice as to the individual defendants. We believe that the allegations against the Agile Defendants in the litigation are without merit, and intend to defend them vigorously.

We are also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition or results of operations.

13.    Acquisition

On December 20, 2002, we acquired oneREV, Inc., a Delaware privately held corporation (“oneREV”) in a transaction accounted for as a purchase business combination. Purchase consideration was $1.7 million in cash in exchange for all of the outstanding shares of capital stock of oneREV. In addition, we incurred $196,500 in acquisition expenses, including legal fees and other direct transaction costs resulting in an adjusted aggregate purchase price of $1.9 million.

The total acquisition price of $1.9 million was allocated to the assets acquired, including tangible and intangible assets, and liabilities assumed based upon the fair value of such assets and liabilities on the date of the acquisition. The total purchase price of the acquisition has been allocated to assets and liabilities based on management’s estimates of their fair value and an independent appraisal of certain intangible assets, with the excess costs over the net assets acquired allocated to goodwill. The aggregate purchase price was allocated as follows (in thousands):

Net tangible assets	$82
In-process technology	300
Existing technology	700
Goodwill	840

$1,922

The net tangible assets consist primarily of cash, accounts receivable, property and equipment, accounts payable and other liabilities, and notes payable. The valuation of the intangible assets has been determined using management’s assumptions as to future revenue and a valuation report from an independent appraiser. The amount allocated to in-process technology was determined through established valuation techniques in the technology and software industries and were expensed upon acquisition because no future alternative uses existed for the technology. Research and development costs to bring the products acquired from oneREV to technological feasibility are not expected to be significant. The amount allocated to existing technology is being amortized over the estimated useful life of five years. The purchase price in excess of identified tangible and intangible assets is allocated to goodwill.

The amount of the purchase consideration was determined through arm’s-length negotiation. An affiliate of Mohr Davidow Ventures originally invested approximately $7,245,000 in oneREV as the major stockholder of oneREV, and received $1,335,937.40 as its portion of the purchase consideration upon the acquisition of oneREV by Agile, fifteen percent of which will be held in escrow for 180 days to satisfy any claims that Agile may have against oneREV for breach of representations and warranties made under the agreement. In addition, an affiliate of Mohr Davidow Ventures is the holder of 2,713,498 shares of common stock of Agile. Nancy Schoendorf, a general partner of Mohr Davidow Ventures, was a member of the Board of Directors of oneREV and is a member of the Board of Directors of Agile. Erik Straser, a general partner of Mohr Davidow Ventures, was a member of the board of directors of oneREV. Mr. Bryan D. Stolle, Chief Executive Officer and Chairman of the Board of Agile, originally invested approximately $100,000 in exchange for shares of preferred stock of oneREV, and was formerly a member of the Board of Directors of oneREV. Mr. Stolle received $18,749.98 as his portion of the purchase consideration upon the acquisition of oneREV by Agile, fifteen percent of which will be held in escrow for 180 days to satisfy any claims that Agile may have against oneREV of breach of representations and warranties made under the Agreement. Neither Ms. Schoendorf nor Mr. Stolle participated in negotiations concerning the amount of purchase consideration payable to oneREV stockholders.

Pro forma results (unaudited)

The following table presents the unaudited pro forma condensed consolidated results of operations of the Company for the three and nine months ended January 31, 2003 and 2002, combined with the results of operations of oneREV for the three and nine months ended January 31, 2003 and 2002. The unaudited pro forma condensed consolidated results of operations gives effect to this acquisition as if it had occurred at the beginning of each period (in thousands, except per share amounts):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2002	2003	2002
Pro forma net revenue	$17,915	$18,047	$51,477	$62,583
Pro forma net loss	$(6,785)	$(8,021)	$(36,634)	$(19,950)
Pro forma net loss per share	$(0.14)	$(0.17)	$(0.76)	$(0.42)
Pro forma shares outstanding	48,613	47,697	48,412	47,303

These results are presented for illustrative purposes only and are not necessarily indicative of the actual operating results or financial position that would have occurred if the transaction had been consummated at the beginning of each period.

14.    Goodwill and Intangible Assets

Effective May 1, 2002, we adopted Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, our ability to amortize goodwill ceased effective May 1, 2002 and recorded goodwill will be tested for impairment as of April 30, 2003 by comparing the fair value of Agile Software Corporation, as determined by its implied market capitalization, to its consolidated carrying value including recorded goodwill. An impairment test is required to be performed at adoption of SFAS No. 142 and at least annually thereafter. Accordingly, on an ongoing basis (absent any impairment indicators), we expect to perform our impairment testing during the three months ended April 30 of each year, which is the fourth quarter of our fiscal year.

In connection with adopting SFAS No. 142, we also reassessed the useful lives and the classification of our identifiable intangible assets. Based upon this assessment, we reclassified $2.1 million of its intangible assets, representing acquired workforce, to goodwill and ceased amortization of such amounts. As of April 30, 2002, we had gross intangible assets of $2.2 million and related accumulated amortization of approximately $1.9 million. Prospectively, we will not record any amortization related to the intangible assets existing at April 30, 2002. Based on our initial impairment test, we determined that none of the recorded goodwill was impaired. Impairment adjustments recognized after adoption of SFAS No. 142, if any, are required to be recognized as operating expenses.

Actual results of operations for the three and nine months ended January 31, 2003 and 2002 and pro forma results of operations for the three and nine months ended January 31, 2003 and 2002, had we applied the provisions of SFAS No. 142 in those periods, are as follows (in thousands, except per share amounts):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2002	2003	2002
Net loss as reported	$(5,688)	$(6,310)	$(33,089)	$(15,819)
Add: amortization of goodwill and acquired workforce	—	189	—	567

Pro forma net loss	$(5,688)	$(6,121)	$(33,089)	$(15,252)

Net loss per share as reported	$(0.12)	$(0.13)	$(0.68)	$(0.33)

Pro forma net loss per share	$(0.12)	$(0.13)	$(0.68)	$(0.32)

15.    Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30. SFAS No. 144 develops one accounting model for long-lived assets that are to be disposed of by sale. SFAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction. SFAS No. 144 is effective for the Company for all financial statements issued in fiscal 2003. The adoption of SFAS No. 144 did not have a material impact on its financial position or results of operations.

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

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additional, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15,2002. The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The Interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This Interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any ownership in any variable interest entities as of January 31, 2003. We will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are based upon current expectations that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ significantly from the results discussed in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed in “Other Factors Affecting Operating Results” and “Liquidity and Capital Resources” below, as well as the section included in our Annual Report on Form 10-K filed on July 26, 2002 with the Securities and Exchange Commission entitled “Other Factors Affecting Operating Results.” The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this report.

Overview

We develop and market product lifecycle management solutions to help companies work internally and with their suppliers and customers to build better, more profitable products faster. We believe that our products reduce time-to-volume and cost of goods sold and improve customer responsiveness and product quality. Our solutions manage the system of record for a company’s products and provide business applications for critical communication and collaboration about the product record among manufacturers, outsourced manufacturing providers, suppliers and customers. Our products help companies manage complex supply chains, as well as globally dispersed engineering, manufacturing, sales and distribution functions. We were founded in March 1995 and in June 1996 we began selling our first products and delivering related services. We currently license our products in the United States through our direct sales force, and in Japan, Europe and Asia-Pacific both through our direct sales force and distributors. International revenues have been growing as we have expanded our international sales force. Revenues from customers located outside of North America were approximately 18% of total revenues during the three months ended January 31, 2003 compared to 17% of total revenues during the three months ended January 31, 2002, and 23% of total revenues during the nine months ended January 31, 2003 compared to 14% of total revenues during the nine months ended January 31, 2002. The increase in revenue from foreign customers as a percentage of total revenues was due primarily to increases in sales to customers located in Japan, and to a lesser extent, Europe.

Customers who license our software products receive a license for our application servers, one or more user licenses, and adapters provided by third parties to connect with the customers’ other existing enterprise systems. Our customers generally purchase a limited number of user licenses at the time of the initial license of the software products and may purchase additional user licenses as needed. Customers may purchase implementation services from us. These professional services are provided on a fixed-price or time-and-materials basis and may also be provided by third-party consulting organizations. We also offer fee-based training services to our customers.

During the three months ended October 31, 2002, we recorded a restructuring charge of $7.8 million, which consisted of $4.6 million primarily for the consolidation of excess facilities, $485,000 to write down excess fixed assets, and $2.7 million to write down additional prepaid software license fees relating to third-party software used in our products. This was in addition to the restructuring charge of $6.3 million we recorded during the fourth quarter of fiscal 2002. As a result of this restructuring, our operating expenses have been reduced by more than $7 million per quarter.

We have incurred quarterly and annual losses in each of the years since we were formed and although we have reduced expenses in an effort to reach profitability, we expect to continue to incur quarterly and annual losses in the near term. We incurred losses of $5.7 million and $6.3 million in the three months ended January 31, 2003 and 2002, respectively. We had an accumulated deficit of approximately $254.7 million as of January 31, 2003. We expect to continue to incur significant sales and marketing, research and development, general and administrative expenses and stock compensation expenses, resulting in continued operating losses in the near term. Accordingly, in order to achieve profitability, we will need to increase our revenues or reduce our operating costs further.

Option Exchange Program

On October 18, 2001, we announced a voluntary stock option exchange program for our employees. Under the program, our option holders had the opportunity to cancel outstanding options with an exercise price in excess of $15.00 per share in exchange for new options to be granted at a future date that was at least six months and one day after the date of cancellation, which was November 19, 2001. The number of shares of common stock subject to the new options was equal to 75% of the number subject to the exchanged options. Under the exchange program, options for 4.0 million shares of our common stock were tendered by our employees and cancelled. On May 31, 2002, we issued options to purchase approximately 2.5 million shares of common stock to replace the tendered options. In addition, a certain number of employees terminated their employment in the intervening six months, and were not granted replacement options. The exercise price of each replacement option is $8.34 per share, which was the fair market value of our common stock on May 31, 2002, represented by the closing sale price on such date on the NASDAQ National Market. The replacement options have terms and conditions that are substantially the same as those of the cancelled options. The exchange program did not result in any additional compensation charges or variable plan accounting. Members of our Board of Directors did not participate in this program.

Acquisition

On December 20, 2002, we acquired oneREV, Inc., a Delaware privately held corporation (“oneREV”) in a transaction accounted for as a purchase business combination. Purchase consideration was $1.7 million in cash in exchange for all of the outstanding shares of capital stock of oneREV. In addition, we incurred $196,500 in acquisition expenses, including legal fees and other direct transaction costs resulting in an adjusted aggregate purchase price of $1.9 million.

The total acquisition price of $1.9 million was allocated to the assets acquired, including tangible and intangible assets, and liabilities assumed based upon the fair value of such assets and liabilities on the date of the acquisition. The total purchase cost of the acquisition has been allocated to assets and liabilities based on management’s estimates of their fair value and an independent appraisal of certain intangible assets, with the excess costs over the net assets acquired allocated to goodwill. The aggregate purchase price was allocated as follows (in thousands):

Net tangible assets	$82
In-process technology	300
Existing technology	700
Goodwill	840

$1,922

The net tangible assets consist primarily of cash, accounts receivable, property and equipment, accounts payable and other liabilities, and notes payable. The valuation of the intangible assets has been determined using management’s assumptions as to future revenue and a valuation report from an independent appraiser. The amount allocated to in-process technology was determined through established valuation techniques in the technology and software industries and were expensed upon acquisition because no future alternative uses existed for the technology. Research and development costs to bring the products acquired from oneREV to technological feasibility are not expected to be significant. The amount allocated to existing technology is being amortized over the estimated useful life of five years. The purchase price in excess of identified tangible and intangible assets is allocated to goodwill.

The amount of the purchase consideration was determined through arm’s-length negotiation. An affiliate of Mohr Davidow Ventures originally invested approximately $7,245,000 in oneREV as the major stockholder of oneREV, and received $1,335,937.40 as its portion of the purchase consideration upon the acquisition of oneREV by Agile, fifteen percent of which will be held in escrow for 180 days to satisfy any claims that Agile may have against oneREV for breach of representations and warranties made under the agreement. In addition, an affiliate of Mohr Davidow Ventures is the holder of 2,713,498 shares of common stock of Agile. Nancy Schoendorf, a general partner of Mohr Davidow Ventures, was a member of the Board of Directors of oneREV and is a member of the Board of Directors of Agile. Erik Straser, a general partner of Mohr Davidow Ventures, was a member of the board of directors of oneREV. Mr. Bryan D. Stolle, Chief Executive Officer and Chairman of the Board of Agile, originally invested approximately $100,000 in exchange for shares of preferred stock of oneREV, and was formerly a member of the Board of Directors of oneREV. Mr. Stolle received $18,749.98 as his portion of the purchase consideration upon the acquisition of oneREV by Agile, fifteen percent of which will be held in escrow for 180 days to satisfy any claims that Agile may have against oneREV of breach of representations and warranties made under the Agreement. Neither Ms. Schoendorf nor Mr. Stolle participated in negotiations concerning the amount of purchase consideration payable to oneREV stockholders.

Use of Estimates and Critical Accounting Policies

We have prepared our consolidated financial statements in accordance with accounting principals generally accepted in the United States. In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our reported revenues, loss from operations, and net loss, as well as on the value of certain assets on our balance sheet. These estimates, assumptions and judgments about future events and their effects on our results cannot be determined with certainty, and are made based upon our historical experience and on other assumptions that are believed to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. The discussion and analysis of our results of operations and financial condition are based upon these statements. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition, allowance for doubtful accounts and sales returns, investments, prepaid software license fees restructuring reserves, and stock options and warrants, which are described below. We have identified the policies below as critical to our business operations and understanding of our financial condition and results of operations. A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. They may require us to make assumptions about matters that are highly uncertain at the time of the estimate, and different estimates that we could have used, or changes in the estimate that are reasonably likely to occur, may have a material impact on our financial condition or results of operations.

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

Revenue Recognition

We recognize revenue in accordance with Statement of Position, or SOP 97-2, “Software Revenue Recognition,” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions.” We recognize license revenues when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collectibility is reasonably assured, delivery of the product has occurred and the customer has accepted the product (including the expiration of an acceptance period) if the terms of the contract include an acceptance requirement. In the event that we grant a customer the right to specified upgrades and vendor-specific objective evidence of fair value exists for such upgrades, we defer license revenue in an amount equal to this fair value until we have delivered the specified upgrade. If vendor-specific objective evidence of fair value does not exist, then we defer recognition of the entire license fee until we deliver the specified upgrade. If professional services are essential to the functionality of the other elements of the arrangement, we defer recognition of revenue until we have satisfied our professional services obligations. To date, professional services have not been essential to the functionality of the other elements, and thus have been accounted for separately.

We consider a non-cancelable agreement signed by us and the customer to be evidence of an arrangement. Delivery is considered to occur when media containing the licensed programs is provided to a common carrier, or the customer is given electronic access to the licensed software. Our typical end user license agreements do not contain acceptance clauses. We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment. If the fee is not fixed or determinable, we recognize revenue as the amounts become due and payable. Reasonable assurance of collection is based upon our assessment of the customer’s financial condition through review of their current financial statements or credit reports. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. If we determine that collection is not reasonably assured, we defer the revenue and recognize the revenue upon cash collection.

When our software licenses contain multiple elements, we allocate revenue to each element based on the relative fair values of the elements. Multiple element arrangements generally include post-contract support (PCS or maintenance), software products, and in some cases, other professional services. Revenue from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as PCS, based on the relative fair values of the elements specific to us. Our determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence, which is generally determined by sales of the individual element to third parties or by reference to a renewal rate specified in the related arrangement.

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

Revenues from professional services consist of training and implementation services. Training revenues are recognized as the services are performed. Professional services are not considered essential to the functionality of the other elements of the arrangement and are accounted for as a separate element. Professional services are recognized as the services are performed for time and materials contracts or upon achievement of milestones on fixed price contracts. A provision for estimated losses on fixed-price professional services contracts is recognized in the period in which the loss becomes known.

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

Allowance for Doubtful Accounts and Sales Returns

We maintain an allowance for doubtful accounts and a sales return allowance at amounts we estimate to be sufficient to provide adequate protection against losses resulting from collecting less than full payment on our receivables and for sales returns. A considerable amount of judgment is required when we assess the realization of accounts receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required. We provide an allowance for estimated returns at the time we deliver product, based upon our historical level of returns.

Investments

We have in the past invested in equity instruments of privately held companies for business and strategic purposes, although we are not currently pursuing any of these investments. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations. For these investments, we regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets might be impaired.

During the three months ended July 31, 2002 and 2001 and the three months ended January 31, 2003, we determined that such investments had incurred a decline in value that was other-than-temporary based upon specific triggering events and, accordingly, we reduced the carrying amounts of these investments to estimated fair value by a charge to other income (expense) of $2.6 million, $1.4 million, and $1.1 million in each of the three months ended July 31, 2002, and 2001, and January 31, 2003, respectively. At January 31, 2003, the carrying value of our private equity investments has been written down to zero.

Prepaid Software License Fees

Prepaid software license fees are paid to third party software developers under development arrangements for technology integrated into or sold with our products. We amortize the prepaid license fees to cost of revenues based either upon the actual number of units of the related product that we ship or net revenue earned on the related product, over the period of the agreement with the third party developer or the expected life of the software product, depending upon the terms of the respective development contract. Management evaluates the future realization of such costs quarterly and charges to operations any amounts that management deems unlikely to be fully realized through future sales of the related software product, or changes in our planned use of the technology. Such costs are classified as current and noncurrent assets based upon estimated product release date. We have recorded impairment charges for these prepaid software license fees in the past and to the extent that events or circumstances cause our assumptions concerning future sales of the related software product to change, additional charges may be required which could be material.

During the three months ended October 31, 2002, we determined that the carrying value of certain prepaid software license fees exceeded their net realizable value as a result of a revised forecast of future revenues prepared during the quarter showing lower than anticipated sales for the products in which the third party licensed software was embedded, and accordingly, we recorded $2.7 million of charges related to the write-down of prepaid software licenses fees. See note 10 to our consolidated financial statements.

Restructuring Reserves

In each of the three months ended April 30, 2002 and October 31, 2002, we announced worldwide restructurings and established reserves for severance and other associated costs incurred as a result of our reduction in personnel and against outstanding future estimated lease commitments for properties that we vacated. These future estimated lease commitments include rent, and utilities that have been reduced by estimated sublease income. These estimates will be reviewed and revised quarterly and may result in an increase to restructuring expense should we not be able to lease the properties in a reasonable period or at a rate significantly different than estimated.

Stock Options and Warrants

In connection with certain employee and consultant stock option grants, we have recorded unearned stock compensation totaling $36.2 million through January 31, 2003, of which $2.8 million remains to be amortized. For employees, unearned stock compensation represents the difference between the option price and the deemed fair value of our common stock on the date of grant and is reported as unearned stock compensation, a component of stockholders’ equity. Unearned stock compensation is amortized through charges to operations over the vesting period of the options, which is generally five years, using the accelerated method of amortization as described in Financial Accounting Standards Board, or FASB, Interpretation No. 28. Stock compensation expense, less recoveries, for employees and consultants was $838,000 and ($676,000) for the three months ended January 31, 2003 and 2002, respectively, and $2.0 million and ($423,000) for the nine months ended January 31, 2003 and 2002, respectively.

Stock compensation expense related to stock options granted to consultants is recognized as earned, over the applicable vesting period of the options, using the accelerated method of amortization prescribed by FASB Interpretation No. 28. At each reporting date, we recalculate the value of the stock option using the Black-Scholes option pricing model and record changes in fair value for the vested portion of the option. As a result, the stock compensation expense fluctuates with the movement in the fair market value of our common stock. Amortization of stock compensation for consultants was $176,000 and $413,000 for the three months ended January 31, 2003 and 2002, respectively, and $723,000 and $435,000 for the nine months ended January 31, 2003 and 2002, respectively.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total revenues:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2003	2002	2003	2002
Revenues:
License	41%	55%	42%	62%
Professional services and maintenance	59	45	58	38

Total revenues	100	100	100	100

Cost of revenues:
License	3	5	4	4
Professional services and maintenance	25	18	27	17
Stock compensation (recovery)	—	(1)	—	—

Total cost of revenues	28	22	31	21

Gross profit	72	78	69	79

Operating expenses:
Sales and marketing:
Other sales and marketing	55	71	63	67
Stock compensation (recovery)	4	(2)	3	—
Research and development:
Other research and development	31	48	40	40
Stock compensation (recovery)	—	(1)	—	—
General and administrative:
Other general and administrative	10	8	10	9
Stock compensation (recovery)	—	—	—	—
Acquired in-process technology	2	—	1	—
Amortization of goodwill and other intangible assets	—	1	—	1
Merger related benefit	—	—	—	(1)
Restructuring and other charges	—	—	15	—

Total operating expenses	102	125	132	116

Loss from operations	(30)	(47)	(63)	(37)
Interest and other income, net	7	12	8	13
Impairment of equity investments	(6)	—	(7)	(2)

Loss before income taxes	(29)	(35)	(62)	(26)
Provision for income taxes	2	—	1	—

Net loss	(31)%	(35)%	(63)%	(26)%

Three Months Ended January 31, 2003 and 2002

Revenues

Due to economic difficulties, we have experienced a decrease in license revenues year over year; therefore, a larger percentage of our revenues during fiscal 2003 have been derived from professional services and maintenance revenues than during fiscal 2002, which in general have lower gross margins than do license revenues. If in the future our license revenues improve, we would expect gross margins to improve as well.

Our total revenues for the three months ended January 31, 2003 were $17.9 million, representing a decrease of $169,000, or 1%, from the revenues of $18.0 million for the three months ended January 31, 2002. We had two customers that accounted for 16% and 10% respectively of our total revenues for the three months ended January 31, 2003. We had another customer that accounted for 11% of our total revenues for the three months ended January 31, 2002. Revenues from foreign customers were approximately 18% of total revenues for the three months ended January 31, 2003, compared to 17% for the three months ended January 31, 2002. The increase in revenue from foreign customers as a percentage of total revenues was primarily due to increased sales to customers located in Japan, and to a lesser extent, Europe.

License Revenues.    Our license revenues for the three months ended January 31, 2003 were $7.3 million, representing a decrease of $2.6 million, or 26%, from the license revenues of $9.9 million in the three months ended January 31, 2002. License revenues as a percentage of total revenues were 41% and 55% for the three months ended January 31, 2003 and 2002, respectively. The decrease in license revenues in absolute dollars and as a percentage of total revenues was due to a lower number of license sales transactions resulting from the economic slowdown and significant decline in information technology spending that has impacted our license sales during most of fiscal 2002 and 2003. The current economic slowdown and reduction in technology spending may continue to impact our business for the next fiscal quarter and beyond.

Professional Services and Maintenance Revenues.    Our professional services and maintenance revenues for the three months ended January 31, 2003 were $10.6 million, representing an increase of $2.4 million, or 30%, from the professional services and maintenance revenues of $8.1 million for the three months ended January 31, 2002. Professional services and maintenance revenues as a percentage of total revenues were 59% and 45% for the three months ended January 31, 2003 and 2002, respectively. The increase in professional services and maintenance revenues in absolute dollars was due primarily to a larger number of maintenance contract renewals on our larger customer base, and, to a lesser extent, to an increase in our consulting services. The increase in professional services and maintenance revenues as a percentage of total revenues is principally due to the reduced levels of license revenues. We expect that professional services and maintenance revenues will remain at current levels on an absolute basis as the rate of maintenance contract renewals slows as the growth in our customer base has slowed during fiscal 2002 and 2003. Due to the current economic environment, we believe that we may be unable to maintain historical maintenance contract renewal rates and may also experience reductions in size of contract renewals.

Cost of Revenues

Cost of License Revenues.    Our cost of license revenues includes license fees due to third parties for integrated technology, the cost of manuals and product documentation, production media used to deliver our products and packaging costs.

Cost of license revenues, excluding stock compensation, was $605,000 for the three months ended January 31, 2003, representing a decrease of $266,000, or 31%, from the cost of license revenues of $871,000 for the three months ended January 31, 2002. Cost of license revenues as a percentage of license revenues was 8% and 9% for the three months ended January 31, 2003 and 2002, respectively. The decrease in cost of license revenues in absolute dollars was primarily due to a decrease in our license revenues, resulting in a decrease in license fees paid to third parties on third-party software integrated into our products. We expect the cost of license revenues in absolute dollars to track with the increase or decrease in our overall license revenues. The decrease in cost of license revenues as a percentage of license revenues was due to a lower component of third party software embedded in the mix of products shipped this quarter. Although new and future versions of our product suite may include more embedded third party software than prior versions, we expect the cost of license revenue as a percentage of license revenue to remain at current levels as a result of the decrease in license revenues as a percentage of total revenues.

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

Cost of professional services and maintenance revenues, excluding stock compensation, was $4.4 million for the three months ended January 31, 2003, representing an increase of $1.2 million, or 39%, from the cost of professional services and maintenance revenues of $3.2 million for the three months ended January 31, 2002. Cost of professional services and maintenance revenues as a percentage of professional services and maintenance revenues was 42% and 39% for both the three months ended January 31, 2003 and 2002, respectively. The increase in cost of professional services and maintenance revenues in absolute dollars and as a percentage of professional services and maintenance revenues was primarily due to higher costs of third parties contracted to provide implementation services, and to a lesser degree, higher upgrade and support fees payable to third party integrated software providers as our customer base upgrades to the next version of our product suite. We expect that the cost of professional services and maintenance revenues in absolute dollars and as a percentage of professional services to remain stable over the next fiscal quarter.

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

Sales and Marketing.    Sales and marketing expenses, excluding stock compensation, were $9.8 million for the three months ended January 31, 2003, representing a decrease of $3.1 million, or 24%, from the sales and marketing expenses of $12.9 million for the three months ended January 31, 2002. Sales and marketing expenses as a percentage of total revenues, excluding stock compensation, were 55% and 71% during the three months ended January 31, 2003 and 2002, respectively. The decrease in sales and marketing expenses on an absolute basis, and as a percentage of revenues, reflect reduced personnel-related expenses, including commissions, and travel expenses, as a result of our lower headcount after our restructuring program announced in the fourth quarter of fiscal 2002. In addition, we reduced our marketing programs in our ongoing efforts to reduce costs. We anticipate that our sales and marketing expenses will remain at current levels over the next quarter.

Research and Development.    Research and development expenses, excluding stock compensation, were $5.6 million for the three months ended January 31, 2003, representing a decrease of $3.1 million, or 35%, from the research and development expenses of $8.7 million for the three months ended January 31, 2002. Research and development expenses as a percentage of total revenues, excluding stock compensation, were 31% and 48% during the three months ended January 31, 2003 and 2002, respectively. The decrease in research and development expenses on an absolute basis, and as a percentage of revenues, was the result of lower outside consulting and lower personnel and facilities costs resulting from our shift to new offshore development centers in India, Hong Kong and China. We anticipate that research and development expenses will remain at these levels over the next quarter.

General and Administrative.    General and administrative expenses, excluding stock compensation, were $1.8 million for the three months ended January 31, 2003, representing an increase of $450,000, or 33%, from the general and administrative expenses of $1.4 million for the three months ended January 31, 2002. General and administrative expenses as a percentage of total revenues, excluding stock compensation, were 10% and 8% during the three months ended January 31, 2003 and 2002, respectively. The increase in general and administrative expenses in absolute dollars, and as a percentage of revenues, was due primarily to higher personnel related costs for additions to management, and increased professional fees in response to meeting new and enhanced compliance and regulatory requirements. We expect that general and administrative expenses as a percentage of revenue will remain at current levels over the remainder of the fiscal year.

Amortization of Stock Compensation.    We recognized amortization of stock compensation, net of recoveries, of approximately $838,000 and $(676,000) for the three months ended January 31, 2003 and 2002, respectively. Amortization of stock compensation includes both the amortization of deferred employee stock compensation, and options to consultants, offset by credits associated with the impact of the reversal of accelerated amortization on cancelled options held by terminated employees.

Acquired In-Process Technology.    We recognized $300,000 in expenses related to in-process acquired research and development (“IPRD”) associated with the acquisition of oneREV, Inc. At the date of the acquisition, the projects associated with the IPRD efforts had not yet reached technological feasibility and the IPRD had no alternative future uses. We used an independent third-party source to calculate the amount allocated to IPRD. In calculating IPRD, the independent third party used established valuation techniques accepted in the high technology industry. This calculation gave consideration to relevant market size and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles, and the estimated lives of each of the products derived from the underlying technology. The value of the IPRD reflects the relative value and contribution of the acquired research and development. We gave consideration to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project in determining the value assigned to IPRD.

Amortization of Goodwill and Purchased Intangible Assets.    We implemented the provisions of SFAS No. 142 as of May 1, 2002. As a result of our implementation of SFAS No. 142, remaining intangible assets, consisting of acquired workforce in place, were reclassified to goodwill. We did not record any amortization in the three months ended January 31, 2003, and will not record amortization of goodwill prospectively. Instead, the remaining goodwill will be subject to periodic tests for impairment. Amortization of goodwill and intangibles was $189,000 for the three months ended January 31, 2002, relating to intangible assets in place during the period that have since been reclassified to goodwill and will no longer be amortized. In connection with the acquisition of oneREV during the three months ended January 31, 2003, we recorded $700,000 in developed technology, which will be amortized over its estimated useful life of five years. We recorded approximately $19,000 in amortization expense during the three months ended January 31, 2003 related to the developed technology.

Interest and other income, net.    Interest and other income, net was $1.2 million for the three months ended January 31, 2003 compared to $2.2 million for the three months ended January 31, 2002. This decrease in interest income was due principally to lower interest rates on lower average cash and investment balances.

Impairment of Equity Investments.    During the three months ended January 31, 2003 we determined that certain investments that we had made in privately held companies and a venture fund had declined in value that was other-than-temporary and, accordingly, we reduced their carrying amounts to estimated fair value by a charge to other income (expense) of $1.1 million in the three months ended January 31, 2003. This determination was made upon receiving notification on December 31, 2002, from the general partner of the limited partnership in which we had invested, that the general partner had written down the value of the investment in the privately held companies as a result of the current financial condition of such companies.

Provision for Income Taxes.    During the three months ended January 31, 2003 and 2002, we incurred income tax expense of $301,000 and $86,000, respectively, primarily attributable to revenues generated in our international subsidiaries. We incurred net operating losses for the three months ended January 31, 2003 and 2002. We have recorded a valuation allowance for the full amount of the net deferred tax assets, including our net operating loss carryforwards and tax credits, as sufficient uncertainty exists regarding our ability to realize the deferred tax assets balance.

Nine Months Ended January 31, 2003 and 2002

Revenues

Our total revenues for the nine months ended January 31, 2003 were $51.4 million, representing a decrease of $11.2 million, or 18%, from the revenues of $62.6 million in the nine months ended January 31, 2002. We had one customer that accounted for 11% of our total revenues for the nine months ended January 31, 2003. We had no customers that represented 10% or more of our total revenues for the nine months ended January 31, 2002. Revenues from foreign customers were approximately 23% of total revenues for the nine months ended January 31, 2003, and approximately 14% of total revenues for the nine months ended January 31, 2002. The increase in revenue from foreign customers as a percentage of total revenues was primarily due to increased sales to customers located in Japan, and to a lesser extent, Europe.

License Revenues.    Our license revenues for the nine months ended January 31, 2003 were $21.8 million, representing a decrease of $17.2 million, or 44%, from the license revenues of $39.0 million for the nine months ended January 31, 2002. License revenues as a percentage of total revenues were 42% and 62% for the nine months ended January 31, 2003 and 2002, respectively. The decrease in license revenues in absolute dollars and as a percentage of total revenues was due to lower average sales prices and a lower number of license sales transactions resulting from the economic slowdown and significant decline in information technology spending that has impacted our license sales during most of fiscal 2002 and 2003.

Professional Services and Maintenance Revenues.    Our professional services and maintenance revenues for the nine months ended January 31, 2003 were $29.6 million, representing an increase of $6.0 million, or 26%, from the professional services and maintenance revenues of $23.6 million for the nine months ended January 31, 2002. Professional services and maintenance revenues as a percentage of total revenues were 58% and 38% for the nine months ended January 31, 2003 and 2002, respectively. The increase in professional services and maintenance revenues in absolute dollars was primarily due to a larger number of maintenance contract renewals on our larger customer base, and, to a lesser extent, to an increase in our consulting services. The increase in professional services and maintenance revenues as a percentage of total revenues is principally due to the reduced levels of license revenues.

Cost of Revenues

Cost of License Revenues.    Cost of license revenues, excluding stock compensation, was $1.9 million for the nine months ended January 31, 2003, representing a decrease of $619,000, or 25%, from the cost of license revenues of $2.5 million for the nine months ended January 31, 2002. Cost of license revenues as a percentage of license revenues was 9% and 6% for the nine months ended January 31, 2003 and 2002, respectively. The decrease in cost of license revenues in absolute dollars was primarily due to a decrease in our license revenues, resulting in a decrease in license fees paid to third parties on third-party software integrated into our products. The increase in cost of license revenues as a percentage of license revenues is due to a higher component of third party software embedded in our new products.

Cost of Professional Services and Maintenance Revenues.    Cost of professional services and maintenance revenues, excluding stock compensation, was $13.8 million for the nine months ended January 31, 2003, representing an increase of $3.3 million, or 31%, from the cost of professional services and maintenance revenues of $10.5 million for the nine months ended January 31, 2002. Cost of professional services and maintenance revenues as a percentage of professional services and maintenance revenues was 47% and 45% for the nine months ended January 31, 2003 and 2002, respectively. The increase in cost of professional services and maintenance revenues in absolute dollars and as a percentage of professional services and maintenance revenues was primarily due to higher upgrade and support fees payable to third party integrated software providers as our customer base upgrades to the next version of our product suite, higher costs of third parties contracted to provide implementation services, and to a lesser extent, increased personnel and higher fixed costs necessary to support our increased customer base.

Operating Expenses

Sales and Marketing.    Sales and marketing expenses, excluding stock compensation, were $32.1 million for the nine months ended January 31, 2003, representing a decrease of $10.1 million, or 24%, from the sales and marketing expenses of $42.2 million for the nine months ended January 31, 2002. Sales and marketing expenses as a percentage of total revenues, excluding stock compensation, were 63% and 67% during the nine months ended January 31, 2003 and 2002, respectively. The decrease in sales and marketing expenses on an absolute basis and as a percentage of total revenues reflects reduced personnel-related expenses, including commissions, and travel expenses.

Research and Development.    Research and development expenses, excluding stock compensation, were $20.8 million for the nine months ended January 31, 2003, representing a decrease of $4.2 million, or 17%, from the research and development expenses of $25.0 million for the nine months ended January 31, 2002. Research and development expenses as a percentage of total revenues, excluding stock compensation, were 40% for both the nine months ended January 31, 2003 and 2002. The decrease in research and development expenses on an absolute basis is the result of lower outside consulting and lower costs resulting from our shift to new offshore development centers in India, Hong Kong and China.

General and Administrative.    General and administrative expenses, excluding stock compensation, were $5.2 million for the nine months ended January 31, 2003, representing a decrease of $222,000, or 4%, from the general and administrative expenses of $5.4 million for the nine months ended January 31, 2002. General and administrative expenses as a percentage of total revenues, excluding stock compensation, were 10% and 9% during the nine months ended January 31, 2003 and 2002, respectively. The decrease in general and administrative expenses in absolute dollars was primarily due to lower bad debt expenses, and lower compensation expenses and less use of outside consulting as a result of our reduction in discretionary spending.

Amortization of Stock Compensation.    We recognized amortization of stock compensation of approximately $2.0 million and ($423,000) for the nine months ended January 31, 2003 and 2002, respectively. Amortization of stock compensation includes both the amortization of deferred employee stock compensation, and options to consultants, offset by credits associated with the impact of the reversal of accelerated amortization on cancelled options held by terminated employees.

Acquired In-Process Technology.    We recognized $300,000 in expenses related to IPRD associated with the acquisition of oneREV, Inc. At the date of the acquisition, the projects associated with the IPRD efforts had not yet reached technological feasibility and the IPRD had no alternative future uses. We used an independent third-party source to calculate the amount allocated to IPRD. In calculating IPRD, the independent third party used established valuation techniques accepted in the high technology industry. This calculation gave consideration to relevant market size and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles, and the estimated lives of each of the products derived from the underlying technology. The value of the IPRD reflects the relative value and contribution of the acquired research and development. We gave consideration to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project in determining the value assigned to IPRD.

Amortization of Goodwill and Purchased Intangible Assets.    We implemented the provision of SFAS No. 142 as of May 1, 2002. As a result of our implementation of the provisions included in SFAS No. 142, remaining intangible assets, consisting of acquired workforce, were reclassified to goodwill. We did not record any amortization in the nine months ended January 31, 2003, and will not record amortization of goodwill prospectively. Instead, the remaining goodwill will be subject to periodic tests for impairment. Amortization of goodwill and intangible assets was $567,000 for the nine months ended January 31, 2002, relating to intangible assets in place during the period that have since been reclassified to goodwill and are no longer amortized. In connection with the acquisition of oneREV during the three months ended January 31, 2003, we recorded $700,000 in developed technology, which will be amortized over its estimated useful life of five years. We recorded approximately $19,000 in amortization expense during the three months ended January 31, 2003 related to the developed technology.

Merger related benefit.    In the three months ended April 30, 2001, we accrued $5.0 million for financial advisory and professional fees resulting from a terminated merger with a third party. The accrual was management’s best estimate of its obligation for such fees at the time. As of July 31, 2001, we had incurred actual costs of $4.2 million and we had no remaining liability related to the terminated merger. As a result, we recorded a reduction of merger related expenses of $835,000 in the nine months ended January 31, 2002, which was included in the statement of operations.

Restructuring and Other Charges.    During the three months ended October 31, 2002, we recorded a restructuring charge of $7.8 million, which consisted of $4.6 million for the consolidation of excess facilities, $485,000 to write-down excess fixed assets, and $2.7 million to write down additional prepaid software license fees for third party software used in our products.

Interest and other income, net.    Interest and other income, net was $3.9 million for the nine months ended January 31, 2003 compared to $8.3 million for the nine months ended January 31, 2002. This decrease in interest income was principally due to lower interest rates on lower average cash and investment balances.

Impairment of Equity Investments.    During the nine months ended January 31, 2003 and 2002, we determined that certain investments that we had made in privately held companies had declined in value that was other-than-temporary, based upon the current financial condition of such companies, and, accordingly, we reduced their carrying amounts to estimated fair value by a charge to other income (expense) of $3.7 million and $1.4 million in the nine months ended January 31, 2003 and 2002, respectively.

Provision for Income Taxes.    During the nine months ended January 31, 2003 and 2002, we incurred income tax expense of $740,000 and $243,000, respectively, primarily attributable to revenues generated in our international subsidiaries. We incurred net operating losses for the nine months ended January 31, 2003 and January 31, 2002. Management has recorded a valuation allowance for the full amount of the net deferred tax assets, including our net operating loss carryforwards and tax credits, as sufficient uncertainty exists regarding our ability to realize the deferred tax asset balance.

Liquidity and Capital Resources

As of January 31, 2003, we had cash, cash equivalents and short-term investments of $261.8 million, a decrease of $23.8 million from the cash, cash equivalents and short-term investments held as of April 30, 2002. Our working capital at January 31, 2003 was $248.2 million.

As of January 31, 2003, our days sales outstanding (DSO) was 45 days. However, we believe that this is unusually low, as a result of strong cash collections, and the high level of maintenance renewal revenues, which are generally prepaid, as a percentage of total revenues, in the three months ended January 31, 2003. We expect that days sales outstanding will increase to our historical range of 65 to 75 days if license revenues increase as a percentage of total revenues.

Our operating activities used cash of $20.4 million for the nine months ended January 31, 2003 and $14.2 million for the nine months ended January 31, 2002. Net cash used in operating activities in the nine months ended January 31, 2003 was primarily due to the net loss (less non-cash expenses), increases in accounts receivable and other assets and decreases in accounts payable and accrued expenses, partially offset by an increase in deferred revenue. Net cash used in operating activities in the nine months ended January 31, 2002 was primarily due to the net loss (less non-cash expenses) and an increase in other assets and decreases in accounts payable, accrued expenses, and deferred revenue partially offset by a decrease in accounts receivable.

Investing activities provided cash of $44.5 million for the nine months ended January 31, 2003 and used cash of $23.3 million for the nine months ended January 31, 2002. Net cash provided by investing activities in the nine months ended January 31, 2003 consisted primarily of net maturities of marketable investments, partially offset by purchases of property and equipment and the cash paid to acquire oneREV, Inc. Purchases of property and equipment were approximately $3.7 million in the nine months ended January 31, 2003. Net cash used in investing activities in the nine months ended January 31, 2002 consisted primarily of net purchases of marketable investments and purchases of property and equipment. Purchases of property and equipment were approximately $6.2 million in the nine months ended January 31, 2002.

Financing activities provided cash of $2.0 million in the nine months ended January 31, 2003 and $4.8 million in the nine months ended January 31, 2002. Net cash was provided in both the nine months ended January 31, 2003 and 2002 primarily from the sale of common stock under employee stock option plans.

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

In November 2002, the FASB issued FASB Interpretation No. 45 (FIN 45), “Guarantors Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair market value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additional, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002.

The interim disclosure requirements are effective for interim periods beginning after December 15, 2002. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. The Interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. This Interpretation applies immediately to variable interest entities created after January 31, 2003 and to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. We do not have any ownership in any variable interest entities as of January 31, 2003. We will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.

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

We Have a History of Losses, We Expect to Incur Losses in the Future and We May Not Achieve or Maintain Profitability

Since inception, we have funded our business primarily through selling our stock, not from cash generated from our business. We have incurred quarterly and annual losses in each of the years since we were formed and we expect to continue to incur quarterly and annual losses in the near term. We incurred losses of $5.7 million and $6.3 million for the three months ended January 31, 2003 and 2002, respectively. As of January 31, 2003, we had an accumulated deficit of approximately $254.7 million. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses, as well as substantial non-cash costs relating to the amortization of intangible assets and stock compensation which will contribute to our net losses. We will need to generate increases in revenues to achieve and maintain profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

The Impact of Changes in Global Economic Conditions on Our Customers May Cause Us to Fail to Meet Expectations of Analysts, Which Would Negatively Impact the Price of Our Stock

Our operating results can vary significantly based upon the impact of changes in global economic conditions on our customers, and our business has been adversely affected by the economic slowdown the industry is currently facing. More specifically, the macro-economic environment that we are facing in fiscal 2003 is more uncertain than in recent periods and has materially and adversely affected us and our operating results, and this uncertainty is expected to continue into fiscal 2004. The revenue growth and profitability of our business depends on the overall demand for enterprise-level software services, particularly in the areas in which we compete. Because our sales are primarily to major corporate customers whose businesses fluctuate with general economic and business conditions, a softening of demand for computer software caused by a weakening economy may result in decreased revenues and lower growth rates. We may be especially prone to this weakening demand as a result of the relatively large license transactions that we have historically entered into with our customers. Customers are deferring and may continue to defer or reconsider purchasing products as a result of the downturn in the general economy and reduction in information technology spending, particularly for high-cost license transactions. We expect this economic slowdown to continue to adversely impact our business for at least the new few quarters and possibly significantly longer. In addition, as a result of these economic difficulties, we may continue to experience longer sales cycles, lower average selling prices and reduced bookings and revenues.

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

As a Result of the Difficult Economic Conditions, We Have Implemented Restructuring and Workforce Reductions, Which May Adversely Affect the Morale and Performance of Our Personnel and Our Ability to Hire New Personnel

In connection with our efforts to streamline operations, reduce costs and bring staffing and structure in line with current demand for our products, we implemented a restructuring of our company during the fourth quarter of fiscal 2002 and reduced our workforce and reduced capital expenditures. We recorded a further restructuring charge in the three months ended October 31, 2003 as a result of our consolidation of excess facilities, write-down of excess fixed assets and write down of certain prepaid software license fees, and may implement further restructurings or work force reductions in future periods. Our restructuring may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce and loss of employee moral and decreased performance. In addition, the recent trading levels of our stock have decreased the value of our stock options granted to employees under our stock option plan. As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies that they perceive as having less volatile stock prices. Continuity of personnel can be a very important factor in the sales and implementation of our products and completion of our research and development efforts.

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

We May Not Achieve Anticipated Revenues if the Introduction and Customer Acceptance of Our Products or Any Upgrades or Enhancements to Our Products Is Unsuccessful

Our future financial performance will depend on customer acceptance of our products and any upgrades or enhancements that we may make to our products in the future, including products that we may introduce from companies or technology that we acquire. We have generated substantially all of our revenues from licenses and services related to current and prior versions of our product suite. We believe that revenues from our products, together with revenues from maintenance and support contracts from our products and prior versions of our suite, will account for a substantial portion of our revenues for the foreseeable future. As a result, if our software does not achieve and maintain widespread market acceptance, if we are unable to ship or implement any upgrades or enhancements when planned, or if the introduction of upgrades or enhancements causes customers to defer orders for our existing products, we may not achieve anticipated revenues. In addition, if our competitors release new products that are superior to our products, demand for our products may not accelerate and could decline.

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

We May Experience Pricing or Similar Pressure on Sales of Our Products In Order to Meet Competitive Situations

We have recently experienced some pricing pressure on sales of our products, where competitors have offered sales of licenses at much lower cost in exchange for customer purchases of maintenance or other services from the competitor. In some situations, we believe, competitors may have offered initial sales of licenses at no cost in order to establish a relationship with the customer. We expect that these pressures will continue, particularly with the constraint in the capital budgets for purchases of enterprise software that our customers are operating under. In order to remain competitive, and retain or expand our market share, and to expand into new industries, we may have to meet some of these demands for lower prices on our license fees, and offer initial licenses at low, or even no cost, to the customer. This could cause our license fees to be lower than expected, result in negative impact to our profit margins, and depress our revenues. All of this could cause us to fail to meet analyst’s expectations for our revenue for the period, which could cause our stock price to fall. If we do not respond to these pressures, we could lose customers, fail to expand our customer base, and fail to expand into new markets and industries.

We Depend on Licensed Technology and the Loss or Inability to Maintain These Technology Licenses Could Result in Increased Cost or Delays in Sales of Our Products

We license technology on a non-exclusive basis from several businesses for use with our products, including licenses from Actuate Corporation for reporting capability, Cimmetry Systems Inc. for our viewers, and BEA Systems for embedded software for our application server. In addition, we license software from Centric Software for design integration adapters and from ProductFactory for program execution software, as well as from several other providers. We anticipate that we will continue to license technology from third parties in the future. Some of the software we license from third parties would be difficult to replace. This software may not continue to be available on commercially reasonable terms, if at all. The loss or inability to maintain any of these technology licenses could result in delays in the licensing of our products until equivalent technology, if available, is identified, licensed and integrated. In addition, the effective implementation of our products depends upon the successful operation of third-party licensed products in conjunction with our products, and therefore any undetected errors in these licensed products may prevent the implementation or impair the functionality of products, delay new product introductions and/or injure our reputation. The increased use of third-party software could require us to enter into license agreements with third parties, which could result in higher royalty payments and a loss of product differentiation and lower product gross margins.

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

Our Efforts to Expand Sales of Our Products to Other Industries May Not Succeed

We have historically sold our products primarily to companies in the electronics and life sciences industries. We intend to market products to customers in additional industries, including automotive and consumer packaged goods. Although we have targeted enterprises in other markets as potential customers, these potential customers may not be as willing to purchase our products as our customers in the electronics and medical device industries have been. If we are unable to expand into other industries and markets, we may be unable to maintain or increase sales of our software, adversely impacting revenue growth and operating performance.

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

We May Experience Difficulties in Introducing New Products and Upgrades Which Could Result in Negative Publicity, Loss of Sales, Delay in Market Acceptance or Customer Dissatisfaction

Our future financial performance depends on our successful and timely development, introduction and market acceptance of new and enhanced products, including products that we may introduce using technology that we may acquire from other companies. The life cycles of our products are difficult to predict because the market for our products is characterized by rapid technological change, changing customer needs and evolving industry standards. The introduction of products or computer systems employing new technologies and emerging industry standards could render our existing products obsolete and unmarketable. For example, portions of our software are written in the Java computer programming language. If a new software language becomes standard in our industry or is considered more robust, we may need to rewrite portions of our products in another computer language in order to remain competitive. The introduction of enhancements to our suite of products may also cause customers to defer orders for our existing products. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new or enhanced products in the future. In addition, those products may not meet the requirements of the marketplace and achieve market acceptance.

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

The Market Price of our Common Stock Has Been and May Continue to Be Volatile, Which Could Result in Substantial Losses for Individual Security Holders

The market price for our common stock has been, and is likely to continue to be, highly volatile. For the nine months ended January 31, 2003, the high and low closing sales prices of our common stock were $9.14 and $5.11, respectively. Our stock price is subject to wide fluctuations in response to factors including the following, some of which will be beyond our control:

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

We Expect to Make Additional Future Acquisitions to Remain Competitive, and Our Business Could be Adversely Affected as a Result of These Acquisitions

As part of our business strategy, we may in the future seek to acquire or invest in additional businesses, joint venture arrangements, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. For example, we recently acquired oneREV, Inc. We may encounter risks to our business during our integration of acquisitions including:

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

Implementation of Our Products By Large Customers May Be Complex and Customers Could Become Dissatisfied if the Implementation Proves Difficult, Costly or Time-Consuming

Our products must integrate with many existing computer systems and software programs used by our customers. Integrating with many other computer systems and software programs can be complex, time consuming and expensive, causing delays in the deployment of our products. Because we are one of the first companies to offer products designed for collaborative manufacturing commerce solutions, many customers will be facing these integration issues for the first time in the context of collaborating with supply chain partners. Customers could become dissatisfied with our products if implementations prove to be difficult, costly or time-consuming, resulting in reduced sales, decreased revenues and damage to our reputation.

We Currently Perform Some of Our Implementations on a Fixed-Price Basis, Which Could Cause Us to Incur More Costs Than We Expect

In the past, and occasionally in the future, we have or may charge customers a fixed fee for installation services. At the time of a product sale and prior to agreeing to an installation price, we estimate the amount of work involved for a particular installation project. We have at times in the past underestimated and may in the future underestimate the amount of time or resources required to install our products, resulting in installation costs that are in excess of the fees charged to our customers for the work performed. If we do not correctly estimate the amount of time or resources required for a large number of installations, our gross margins could decline, adversely impacting our operating results.

Market Acceptance of New Platforms and Operating Environments May Require Us to Develop and Maintain Compatible Product Lines

Although our software products can be licensed for use with a variety of popular industry standard relational database management system platforms, there may be future or existing platforms that achieve popularity in the marketplace that may not be architecturally compatible with our software product design. Moreover, future or existing user interfaces that achieve popularity within the business application marketplace may or may not be architecturally compatible with our current software product design. Developing and maintaining consistent software product performance characteristics across all of these combinations could place a significant strain on our resources and software product release schedules which could adversely affect revenue and results of operations. If we are unable to maintain software performance across accepted platforms and operating environments, or to achieve market acceptance of user interfaces that we support or adapt to popular new user interfaces that we do not support, our sales and revenues may be adversely affected.

We May Not Be Able to Increase Sales of Our Products if We Do Not Expand Our Direct Sales Organization

We sell our products primarily through our direct sales force. Our ability to increase our sales will depend on our ability to recruit, train and retain top quality sales people with the advanced sales skills and technical knowledge we need. Competition for qualified personnel remains intense in our industry. In addition, it takes time for our new sales personnel to become productive, particularly our senior sales and services personnel, who could take up to nine months to become fully productive. We have recently reorganized our sales organization and hired several new senior sales personnel. Recent volatility in our stock price could decrease our ability to hire and retain qualified personnel. If we are unable to hire or retain qualified sales personnel, or if newly hired personnel fail to develop the necessary skills or reach productivity more slowly than anticipated, it would be more difficult for us to sell our products, and we may experience a shortfall in revenues.

Terrorist Attacks Against the United States and Related U.S. Military Action Could Adversely Affect Our Business

The September 11, 2001 terrorist attacks in the United States and resulting military actions and future developments occurring in connection with these events including, without limitation, possible war with or other military actions in Iraq or Korea, as well as any actual or threatened future terrorist attacks against the United States or other countries, may adversely affect our business. Although it is difficult to predict the effect of these world events, they could cause:

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

We Have Shifted Some of Our Development Activities to China, Hong Kong and India, Which May Subject Us to Increased Difficulty Protecting Our Intellectual Property Assets

Although we intend to rely on patents, copyrights, trademark and trade secret laws in China, Hong Kong and India, where we have recently established development organizations to supplement our research and development activities in the United States, the laws of these foreign countries may not protect our proprietary rights to as great an extent as do the laws of the United States and it may be more difficult to monitor the use of our intellectual property in these locations, or monitor and control the activities of our employees located in these locations as effectively as if we had continued to conduct all of our research and development in the United States. Our competitors may be able to legitimately ascertain non-patented proprietary technology embedded in our products. If this occurs, we may not be able to prevent the development of technology substantially similar to ours.

Therefore, despite our efforts to protect our intellectual property in our foreign locations, we may be ineffective in controlling access to our intellectual property, and a third party could develop products similar to ours. In addition, the governments in these locations could be subject to political, social or economic instability, that could result in nationalization of industries, or appropriation of technology. Our means of protecting our proprietary rights may not be adequate.

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

Legislative Actions, Higher Insurance Costs and Potential New Accounting Pronouncements are Likely to Cause our General and Administrative Expenses to Increase and Impact our Future Financial Position and Results of Operations

In order to comply with the newly adopted Sarbanes-Oxley Act of 2002, as well as proposed changes to listing standards by Nasdaq, and proposed accounting changes by the Securities and Exchange Commission, we may be required to hire additional personnel and utilize additional outside legal, accounting and advisory services, all of which will cause our general and administrative costs to increase. Insurers are also likely to increase premiums as a result of the high claims rates incurred over the past year, and so our premiums for our various insurance policies, including our directors’ and officers’ insurance policies, are likely to increase. Proposed changes in the accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense among others, could materially increase the expenses that we report under generally accepted accounting principles and adversely affect our operating results.

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

We Are the Target of a Securities Class Action Complaint and are at Risk of Securities Class Action Litigation, Which Could Result in Substantial Costs and Divert Management Attention and Resources

On or around October 25, 2001, a class action lawsuit was filed on behalf of holders of Agile securities in the Southern District of New York against Agile Software Corporation, Bryan D. Stolle and Thomas P. Shanahan (collectively “Agile Defendants”) and others including underwriters Morgan Stanley and Deutsche Bank Securities. The case is now captioned In re Agile Software, Inc. Initial Public Offering Securities Litigation, 01 CIV 9413 (SAS), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS).

On or about April 19, 2002, plaintiffs electronically served an amended complaint. The amended complaint is brought purportedly on behalf of all persons who purchased our common stock from August 19, 1999 through December 6, 2000. It names as defendants the Agile Defendants; and several investment banking firms that served as underwriters of our initial public offering and secondary offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

We are aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. On July 15, 2002, the Agile Defendants (as well as all other issuer defendants) filed a motion to dismiss the complaint. On February 19, 2003, the Court ruled on the motions to dismiss. The Court denied the motions to dismiss claims under the Securities Act of 1933 in all but 10 of the cases. In the case involving us, these claims were dismissed as to the initial public offering, but not the secondary offering. The Court denied the motion to dismiss the claim under Section 10(a) of the Securities Exchange Act of 1934 against us and 184 other issuer defendants, on the basis that the amended complaints in these cases alleged that the respective issuers had acquired companies or conducted follow-on offerings after their initial public offerings. As a consequence, the Court denied the motion to dismiss the Section 20(a) claims against the individual defendants. The motion to dismiss the Section 10(a) claims was granted with prejudice as to the individual defendants. We believe that the allegations against the Agile Defendants in the litigation are without merit, and intends to defend them vigorously, however, securities class action litigation can be protracted to defend or settle, could result in substantial costs against us and divert our management’s attention and resources, which could seriously harm our business

If We Are Unable to Protect Our Intellectual Property We May Lose a Valuable Asset, Experience Reduced Market Share or Incur Costly Litigation to Protect Our Rights

Our success and ability to compete depend upon our proprietary technology, including our brand and logo and the technology underlying our products. We rely on patent, trademark, trade secret and copyright laws to protect our intellectual property. Despite our efforts to protect our intellectual property, a third party could copy or otherwise obtain our software or other proprietary information without authorization, or could develop software competitive to ours. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around patents that may be issued to us or our other intellectual property. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and we expect that it will become more difficult to monitor the use of our products if we increase our international presence.

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

If Our Professional Services Revenues Continues to Increase As a Percentage of Total Revenues, Our Gross Margins Could Decrease, Adversely Affecting Our Operating Results

We realize lower margins on professional services revenues than on license revenues. As a result, if, as has happened recently, professional services revenues increase as a percentage of total revenue, or, if we increase our use of third parties to provide such services, our gross margins may continue to decline, or remain at current levels, and our operating results may be adversely affected.

Detection and Correction of Errors in Our Software May Become More Difficult, Our Costs May Increase, The Introduction of New Products May Slow, and We May Incur More Costly Performance and Warranty Claims

Our software programs, like all software programs generally, may contain a number of undetected errors despite internal and third party testing. Increased complexity of the software and more sophisticated expectations of customers may result in higher costs to correct such errors and delay the introduction of new products or enhancements in the marketplace.

In addition, product software errors could result in claims from our customers that our software directly or indirectly caused them substantial harm, and subject us to product liability, performance and/or warranty claims. Although most of our agreements contain provisions designed to limit our exposure to potential liability claims, these provisions could be invalidated by unfavorable judicial decisions or by federal, state, local or foreign laws or regulations. Our insurance may be inadequate to protect us and cover the amount of these claims. If a claim against us were to be successful, we might be required to incur significant expense and pay substantial damages. Even if we were to prevail, the accompanying publicity could adversely impact the demand for our products.

If Requirements Relating to Accounting Treatment For Employee Stock Options Are Changed, We May Be Forced to Change Our Business Practices

We currently account for the issuance of stock options under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” If proposals currently under consideration by accounting standards organizations and governmental authorities are adopted, we may be required to treat the value of the stock options granted to employees as a compensation expense. As a result, we could decide to reduce the number of stock options granted to employees or to grant options to fewer employees. This could affect our ability to retain existing employees and attract qualified candidates, and increase the cash compensation we would have to pay to them. In addition, such a change could have a negative effect on our earnings.

It Has Become and May Continue to Be Increasingly Difficult and Expensive to Obtain and Maintain Liability Insurance

We contract for insurance to cover a variety of potential risks and liabilities, including product liability risks and directors’ and officers’ liability insurance. In the current market, insurance coverage is becoming more restrictive, the premiums have increased substantially, particularly for directors’ and officers’ liability insurance, and when insurance coverage is offered, the deductible for which we are responsible are in some cases increasing. It may become more difficult to maintain insurance coverage at historical levels, or if such coverage is available, the cost to obtain or maintain it may increase substantially. This may result in our being forced to bear the burden of an increased portion of risks for which we have traditionally been covered by insurance, which could negatively impact our results of operations.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We develop products in the United States and Asia, and market our products in North America, and to a growing extent in Europe and Asia. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. Because nearly all of our revenue is currently denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in foreign markets. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations. We are not currently engaged in any financial hedging transactions.

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

(in thousands, except interest rates)	Maturing within 12 months	Thereafter	Total
Cash equivalents	$74,693	—	$74,693
Average interest rate	1.42%	—	1.42%
Investments	$112,307	—	$112,307
Average interest rate	2.23%	—	2.23%
Total investment securities	$187,000	—	$187,000

Other Investments

We invest in equity instruments of privately held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations. For these investments, we regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets might be impaired.

During the nine months ended January 31, 2003 and 2002, we reduced the carrying amounts for these investments to estimated fair value via charges to other income (expense). Those charges were $3.7 million and $1.4 million for the nine months ended January 31, 2003 and 2002, respectively. As of January 31, 2003, our balance of investments in equity instruments of privately held companies had been written down to zero.

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On or around October 25, 2001, a class action lawsuit was filed on behalf of holders of Agile securities in the Southern District of New York against Agile Software Corporation, Bryan D. Stolle and Thomas P. Shanahan (collectively “Agile Defendants”) and others including underwriters Morgan Stanley and Deutsche Bank Securities. The case is now captioned In re Agile Software, Inc. Initial Public Offering Securities Litigation, 01 CIV 9413 (SAS), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS).

On or about April 19, 2002, plaintiffs electronically served an amended complaint. The amended complaint is brought purportedly on behalf of all persons who purchased our common stock from August 19, 1999 through December 6, 2000. It names as defendants the Agile Defendants; and several investment banking firms that served as underwriters of our initial public offering and secondary offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

We are aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. On July 15, 2002, the Agile Defendants (as

well as all other issuer defendants) filed a motion to dismiss the complaint. On February 19, 2003, the Court ruled on the motions to dismiss. The Court denied the motions to dismiss claims under the Securities Act of 1933 in all but 10 of the cases. In the case involving us, these claims were dismissed as to the initial public offering, but not the secondary offering. The Court denied the motion to dismiss the claim under Section 10(a) of the Securities Exchange Act of 1934 against us and 184 other issuer defendants, on the basis that the amended complaints in these cases alleged that the respective issuers had acquired companies or conducted follow-on offerings after their initial public offerings. As a consequence, the Court denied the motion to dismiss the Section 20(a) claims against the individual defendants. The motion to dismiss the Section 10(a) claims was granted with prejudice as to the individual defendants. We believe that the allegations against the Agile Defendants in the litigation are without merit, and intends to defend them vigorously.

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

ITEM 5.    OTHER INFORMATION.

Not applicable

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits.

See the Exhibit Index included on page 41.

(b)    Reports on Form 8-K

8-K filed on December 16, 2002 regarding the acquisition of oneREV, Inc. by Agile Software Corporation.

AGILE SOFTWARE CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 14, 2003	AGILE SOFTWARE CORPORATION

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

Date: March 14, 2003	/s/ BRYAN D. STOLLE
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

Date: March 14, 2003	/s/ CAROLYN V. AVER
Carolyn V. Aver Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Certificate of Incorporation of Agile Software Corporation, as amended to date.(1)

3.2	Certificate of Elimination and Certificate of Amendment.(1)

3.3	Amended and Restated Bylaws of Agile Software Corporation.(2)

4.1	Specimen Common Stock Certificate.(1)

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Agile’s Registration Statement on Form S-1 (File No. 333-81387), declared effective on August 19, 1999.
(2)	Incorporated by reference to Agile’s Current Report on Form 8-K (file No. 000-27071), filed on April 26, 2001.