Form 10-K
period 2003-04-30
AGILE SOFTWARE CORP
filed 2003-07-28
CIK 1088653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2003

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

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.001 par value

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☒    No ☐

The aggregate market value of Agile Software Corporation Common stock, $0.001 par value, held by non-affiliates as of October 31, 2002 was $193,928,493 based upon the last sales price reported for such date on the Nasdaq National Market on October 31, 2002. For purposes of this disclosure, shares of Common Stock held by persons who held more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. Share ownership information of certain persons known by the Registrant to own greater than 5% of the outstanding Common Stock for purposes of the preceding calculation is based solely on information on Schedule 13F or 13G filed with the Securities and Exchange Commission and is as of October 31, 2002. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of Agile Software Corporation issued and outstanding as of June 30, 2003 was 49,399,335.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Form 10-K portions of its proxy statement for the registrant’s Annual Meeting of Stockholders to be held on October 9, 2003, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

AGILE SOFTWARE CORPORATION

FORM 10-K

APRIL 30, 2003

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

Agile Software Corporation, incorporated on March 13, 1995 under the laws of California and reincorporated on June 22, 1999 under the laws of Delaware, is hereinafter sometimes referred to as “the Registrant,” “the Company,” “Agile,” “we,” and “us.” Our fiscal year ends on April 30 of each year. Our trademarks include Agile, Agile Software, Agile Product Collaboration, Agile Engineering, Agile Program Execution, Agile Product Cost Management, Agile Product Service & Improvement, Agile Product Interchange and our Agile logo.

Overview

Agile helps companies to maximize profits, accelerate innovation, collaborate with partners, and leverage intellectual property throughout the product lifecycle. With a broad suite of Product Lifecycle Management (PLM) solutions, time-to-value focused implementations, and a unique Guaranteed Business ResultsSM program, Agile helps companies get the most from their products. Since 1996, when we shipped our first product, we have licensed products to over 850 customers worldwide in the following sectors: high technology, contract design and manufacturing, life sciences, consumer products, industrial products, aerospace and defense, and automotive. Our current customers in these markets include, among others, B/E Aerospace, Dell Computer, Flextronics International, Gateway, GE Medical, Hitachi, InFocus, International Paper, Juniper Networks, Lucent, Metaldyne, Nvidia, Playtex, Philips, and Precor.

Industry Background

The competitive environment for companies engaged in the manufacture and supply of products has continued to intensify dramatically and expand globally. This trend has been driven principally by productivity improvements arising from advances in technology and growing customer expectations for feature-rich products delivered quickly and at competitive prices. To remain competitive, companies are adopting new strategies to address these challenges.

Across most manufacturing industries, companies continue to shift to more horizontal models for manufacturing their products. Companies are relying much more on suppliers to deliver manufactured components, assemblies or even finished products for end users compared to previous practices where manufacturers controlled most phases of the manufacturing process from raw materials to finished goods.

By outsourcing production, companies have created supply chains that are more efficient, dynamic and flexible than manufacturing operations that control all phases of the manufacturing process internally. Use of the outsourced supply chain has afforded companies the flexibility to choose top suppliers and partners to make each link in the supply chain more innovative, cost effective and productive. As companies operate on a global basis, supply chains can span multiple continents, tying suppliers in one part of the world with a plant in another to serve customers in a third location. The end result is that companies can bring their products to market more efficiently while at the same time achieving higher levels of customer satisfaction.

Managing the Product Record

At the core of the Agile PLM solution suite is the product record, the rich complex set of information that uniquely defines all aspects of a product at each stage in its lifecycle. The product record includes all the information required by a company, its supply network, and its customers to design, source, buy, build, sell, service and dispose of products. To maximize profitability, companies require clear visibility into the product record with secure, timely control of product record changes throughout the product lifecycle.

A critical aspect of managing the product record across multiple supply chain partners is finding effective ways to store, access, and share information within the enterprise and across the extended design and supply network at each stage of the product lifecycle. Sourcing direct materials used in the production process from a multitude of sources (internal and external) across the globe adds significant complexity to the product record. Different stages of the production process generate many complex types of data that need to be shared across the supply chain to meet margin, quality and schedule criteria.

New Product Development.     During the product design stage, a company must communicate large amounts of data internally as well as to supply chain partners and customers. The company begins by designating the content of the finished product with a list of parts known as the bills of material. The parts on this list can be divided into two classes: “buy” or “make.” For the “buy” components, sometimes referred to as off-the-shelf components, specifications for each part must be determined and information must be collected and analyzed to determine if the available components meet the required specifications. Once components have been selected, the components, identified by their manufacturers, are incorporated into the approved manufacturers list. For customized, or “make” components, other data are created, including: assembly drawings, detailing precisely how the component should be fabricated; work instructions, which guide the manual assembly process; machine instructions, to drive automated manufacturing and assembly equipment; art work, for processes such as printed circuit board fabrication; schematics, for describing electronic components and assemblies; and test instructions, which enable the suppliers and original equipment manufacturers to test for conformity to the manufacturer’s specifications.

Direct Materials Sourcing.    As companies source direct materials, critical decisions are made that will impact the supply chain, and ultimately the cost, availability, profitability and market success of the product. Decisions made about competing suppliers to supply materials and at what price have a dramatic impact on these factors. During new product introduction, companies must disseminate vast amounts of product information to suppliers and then analyze and negotiate supplier responses effectively. Companies also want to aggregate demand for direct materials across the enterprise, enabling them to use volume purchasing and secure better contract terms. Companies must also aggressively manage materials costs on an ongoing basis to maximize profits and ensure continuity of supply and overall product quality.

New Product Introduction.    Prior to commencing volume production, the data created during the product design stage must be communicated to all relevant parties in the supply chain. One of the complexities of the outsourced supply chain model is that trading partners often have multiple discrete roles, including sourcing parts, fabrication, assembling components, testing and delivery. In addition, the manufacture of even a relatively simple product can involve procurement from hundreds of suppliers. Ensuring that accurate product information is disseminated promptly and to all of the appropriate supply chain constituents is one of the most difficult challenges facing a company. Further, suppliers may often discover constraints and/or opportunities for improvements during the prototyping and pilot production phases—this often prompts a flurry of product changes requiring fast, iterative collaboration among supply chain partners to reduce costs and to avoid delays and excessive start-up or inventory costs.

Volume Production and Product Changes.    Product specifications frequently change even during volume production. Changes can occur due to a number of reasons, including:

•	Changes in design in response to customer requests or market conditions;

•	Changes required to address a defect in the design or to improve the manufacturing process; and

•	Changes due to fluctuations in the cost, availability, or quality of materials and supplied parts.

The communication of information regarding product changes is a dynamic loop in which members of the supply chain must respond to market-dictated demands while also reacting to information shared among supply chain partners. Executing a design change through the manufacturing process expeditiously and effectively is difficult, due to the complexity of the information and the number of companies and people who must collaborate on and then approve a change. A design change requires a company to create an engineering change order; develop the specifications required by the engineering change order; secure the necessary approvals to effect the change; and communicate the change to the participants in the supply chain.

This problem is especially critical for companies operating in markets where products change frequently. For example, the requirements of a personal computer manufacturer that builds products to order may change each day as information regarding orders is received from customers or its sales force.

To address these challenges, many companies have implemented software systems that govern supply chain management, electronic data interchange, product data management and enterprise resource planning. However, many of these products were not designed to connect multiple companies participating in collaborative business processes, and therefore fail to address the full spectrum of supply chain collaboration requirements. For example, electronic data interchange, a system that facilitates interconnection and exchange of data, is expensive to install and maintain and is typically only used to communicate relatively simple transaction information such as purchase orders and shipping information. Other methods of communication and collaboration within the supply chain, including phone, paper-based solutions such as courier or fax, or e-mail or web page sources, are not linked in real-time and are slow, incomplete, often inaccurate and do not have the necessary functionality to support, review, markup and approve processes.

As product lifecycles continue to shrink, managing product development, sourcing, launch and volume manufacturing across dispersed supply networks is critical to a company’s profitability and competitiveness. A company that can disseminate information quickly and accurately to the appropriate supply chain partners can reduce costs and gain competitive advantage. For example, through collaboration with its supply chain partners, a company may learn that a component is not readily available due to lack of supply or that a new component is available which could substantially reduce costs or improve manufacturing quality. Instead of continuing to rely on the originally selected component, the company may incorporate another component in the product design and notify partners before these components are incorporated into new products. By doing so, the company has the opportunity to increase revenues by maintaining product availability or increase profits by taking advantage of lower cost components more quickly.

As companies continue to outsource more and more functions, the challenges around delivering product to market on time and profitably, continue to multiply. Many companies now outsource their service and repair obligations, creating yet another set of companies and business processes that require immediate access to the latest product information, as well as the capability to get defect information back to the designers as quickly as possible for correction.

Another key outsourcing trend is the Original Design Manufacturer or ODM model. In this model, a supply chain partner not only builds the products, they actually design it to the customer’s specifications. For example, Dell Computer works with companies like Quanta and Lexmark who design and build notebook computers and printers respectively for Dell, putting the Dell logo on a product they created. This type of outsourcing requires intimate collaboration and communication to the very earliest stages of the product lifecycle.

The Agile PLM Solution

Agile provides an integrated suite of software applications to manage the product record in a product supply chain, and the business processes that contribute to and utilize the product record. The product record consists of information that defines a company’s product throughout the entire lifecycle from design through manufacture, supply and delivery, such as bills of material, component information, drawings, specifications, manufacturing instructions, component cost and availability information, quality data, and service instructions. The Agile PLM solution leverages this single product record to help companies develop, source, produce, supply, improve and service products.

Agile Product Collaboration

Agile Product Collaboration provides various organizations within an enterprise, visibility, collaboration and management of product record information, throughout the product lifecycle and their extended supply chain and their customers. With Agile Product Collaboration, customers benefit from the following product capabilities:

•	Each constituent in the product supply chain has secure access to critical product information, including bills of material, product attributes, manufacturers, configurations, design specifications, documentation, models, work instructions, and revisions, with each supply chain partner able to easily initiate and approve design, manufacturing, customer, and supplier-driven changes.

•	By enabling a single comprehensive product record, tightly linked to change management and supplier collaboration processes, all internal functions and members of the extended supply network can work from and collaborate with the latest product information, which enables customers to speed new product introduction, reduce product cost, improve quality, reduce scrap and rework costs, reduce excess inventory, and improve operational efficiency.

Agile Engineering

Agile Engineering addresses the specific requirements of the engineering organization. Agile Engineering enhances effective management of design and development processes and tightly integrates them with downstream business processes, enabling customers to improve time-to-market and rapid innovation of new products, and reducing product development costs.

Agile Engineering provides a broad range of capabilities to ensure that engineering tools and processes are fully integrated with the product record throughout the product lifecycle, including the following capabilities:

•	Core Agile product definition, change collaboration, and intellectual property management capabilities, which enable companies to define and collaborate on new and changing product information both internally and across the global supply network.

•	Agile Engineering is a real-time, interactive design collaboration environment that enables manufacturers to lower product development costs and accelerate innovation by collaborating early and often with supply chain partners.

•	Comprehensive program management capabilities aid development of new products on schedule and on budget and provide visibility to the status of new product development, both internally and across extended supplier networks.

•	Broad CAD integration capabilities enable designers and engineers to work with the enterprise product record directly from within native engineering design applications, including unique design publication capabilities that allow rapid, effective engineering-to-manufacturing transitions.

•	The early lifecycle decision support environment included in Agile Engineering enables engineers and designers to define products to meet specific customer requirements, in accordance with enterprise sourcing, cost, quality, manufacturing, and environmental strategies established by the customer.

Agile Program Execution

Agile Program Execution enables companies to successfully deliver new and improved products by providing critical program management capabilities. By having a centralized view of programs and products,

companies can use Agile Program Execution to create program schedules, define deliverables and owners, and link product information to different phases of the program. Throughout the lifecycle of a program, team members and individuals can update program status, raise and resolve issues, generate action items, and track program costs. Companies are able to assess the strategic and quantifiable impact of all programs in their portfolio. Agile Program Execution provides the following capabilities:

•	Full breadth of solutions to align resources and deliverables to an optimized product portfolio, resulting in higher product revenues.

•	Tight integration of product and program information that streamlines business processes across the product lifecycle process, resulting in lower program costs and improved resource productivity.

•	Built-in best practices and metrics for program management to ensure program success, resulting in more on-time launches and customer commitments.

Agile Product Cost Management

Agile Product Cost Management addresses the high-value, complex sourcing processes critical during new product introduction, including the management of manufacturing and design partners. Agile Product Cost Management enables customers to maximize product profitability by improving the purchasing organization’s visibility into product cost structure, and to implement strategic sourcing strategies across the supply chain and throughout the product lifecycle. The capabilities provided by Agile Product Cost Management include:

•	Companies are able to establish a global supply network concurrently with the design of the product, thereby reducing costs.

•	Agile Product Cost Management enables “co-sourcing” processes, synchronizes purchasing and sourcing strategies internally and across the supply chain. Users then measure target cost and margin goals against real-time pricing changes to track product margins and profits throughout the product lifecycle.

Agile Product Service & Improvement

Agile Product Service & Improvement allows improved product quality and customer satisfaction by tightly integrating customer, product, quality and regulatory information. Agile Product Service & Improvement provides key capabilities for managing enterprise-quality processes, such as the following:

•	Managing customer requirements, product quality issues, and regulatory requirements, results in higher customer satisfaction and lower product quality costs.

•	Tight integration of customer, product and quality information streamlines quality processes, resulting in improved quality, lower service costs and higher customer satisfaction.

•	Advanced capabilities for mapping, tracking, and auditing quality and materials issues enhances compliance with regulatory requirements, such as Federal Drug Administration regulations and ISO standards.

•	Standard operational analysis reports, custom reporting capability, and enhanced analysis on all Product Service & Improvement data are included, which provide additional support when making critical decisions during the product lifecycle.

Agile Product Interchange

Agile Product Interchange enables customers to synchronize and share enterprise product record information with design and manufacturing partners, enhancing communication and collaborative processes across the product lifecycle. Agile Product Interchange links component product record data with various sources of supplier information to quickly interpret and correct inaccurate product content, while merging product data across inconsistent data formats to create a usable product record. Key capabilities of Agile Product Interchange are the following:

•	Improved accuracy in identifying new components enabling the selection of lower cost and risk components.

•	Automated translation, validation and mapping of bills of materials to approved manufacturer lists, enabling improved operational efficiencies.

•	Integrated access to real-time component risk and lifecycle information, synchronized with customer product records.

•	Aggregate component demand to increase the use of preferred suppliers.

Benefits Provided by the Agile PLM Solution

The Agile PLM solution delivers the following benefits to customers and their supply chain partners:

Increased Responsiveness.    With the help of our solutions, companies can respond more rapidly to changes in customer requirements, competitive challenges and supplier constraints throughout the product lifecycle. The ability to effect change even during volume production enables Agile PLM users to adjust production strategies, and produce what they can sell, rather than sell what they can produce. Agile’s PLM solutions can also enhance the ability of companies to increase their revenue by being first to market with the right products.

Reduced Costs From Obsolete Inventory and Scraps.    Agile’s solutions are designed to help companies rapidly and accurately communicate planned product changes internally and with supply chain partners. This eliminates errors due to miscommunication within the supply chain, and can reduce the instances of materials being ordered that turn into obsolete inventory or products being built incorrectly that must then be reworked or scrapped.

Rapid Return on Investment.    Because the Agile PLM solution is comprised of software applications based on existing industry standards that do not require custom software development, our solutions can be implemented in less time than required to implement traditional enterprise software applications which require extensive customization.

Lower Costs of Goods Sold.    The Agile PLM suite enables companies to manage effectively their product costs and to aggregate demand for direct materials across the enterprise, a powerful tool for reducing product costs. Companies are able to collaborate with and forward complex direct materials sourcing information to many suppliers, as well as analyze large amounts of data to minimize ongoing product costs.

The Agile Strategy

Agile fulfills its mission by executing six strategies:

Customer Success Focused—Agile’s top corporate objective is 100% referenceable customers. Studies by AMR Research and others confirm Agile’s commitment and success towards meeting this objective. Every aspect of our operations is focused on making sure the customer is successful in deploying our solutions in a manner that results in measurable financial benefits and improvements to their operations.

Solutions Focused—Agile offerings are squarely focused on the business problems customers are trying to solve by providing robust automation of the associated business processes, with best practices built in. Rather than focus on delivering technology—we focus on delivering solutions that measurably improve our customers’ business results and their financial performance.

Rapid Time To Benefit—Agile invests heavily in product design and development, and implementation methodologies, that are specifically aimed at creating products and services which can be rapidly deployed in even the largest and most complex situations. Many of Agile’s customers have implemented their solutions in 90 to 120 days.

Broad End-to-End Solution—Agile is committed to delivering solutions for all phases of the product lifecycle. This provides customers with a single PLM investment decision, centered on a robust technology platform for managing the product record, and all the associated business processes throughout the product lifecycle.

Guaranteed Business Results—Under this unique program, purchases are tied to results. Customers demand low risk, high impact, and cost effective solutions. The Guaranteed Business Results program allows them to mitigate project risk by tying purchases to the achievement of business results based on metrics agreed to up front. This program demonstrates Agile’s commitment to solving our customer’s critical business problems by sharing risks and aligning our interests in succeeding.

Focused Acquisition—Agile has and expects to continue to use its strong balance sheet selectively to more rapidly expand its product footprint and its customer base through acquisition. The current economic environment presents, from time to time, compelling opportunities to acquire IP and/or customers at lower costs than we can develop them internally. We will continue to evaluate these opportunities as part of our strategy.

The Agile PLM Platform

The Agile PLM solution is supported by a robust technology infrastructure that ensures that the applications are scalable, reliable and extensible. The n-tier, standards-based architecture of the Agile platform uses J2EE, XML and web-based technologies to manage the product record across Agile’s solutions, and integrates that information with other applications within the customer enterprise. The Agile business platform consists of the following main components:

•	User Interface framework;

•	Agile Integration Framework;

•	Agile analytics framework; and

•	Common services and tools.

Product Technology and Architecture

The Agile PLM Solution is designed upon open systems and is based on software industry standards for scalable Internet applications. The result is a low cost, low maintenance enterprise business application suite that minimizes the need for complex custom or in-house software development. Agile solutions are built on an Internet-based architecture:

•	At the core of our architecture are the application servers, which currently utilize BEA WebLogic on Microsoft Windows and Sun Solaris. The application server is the intermediary between the HTML, Java and Windows applications and the database, providing the necessary business logic and security for validation of the data.

•	The Internet client applications are HTML and Java-based and can run on versions of Microsoft Internet Explorer and Netscape Navigator. There is also a Windows application for users who prefer a Windows user interface rather than a web browser interface. Operating systems supported include Windows 98, Windows NT, Windows 2000 and Sun Solaris. We follow the Microsoft standards for the Windows clients, and Internet standards for the Java application running within Microsoft Internet Explorer and Netscape Communicator. Our products can be integrated with more than 15 enterprise resource planning systems including, among others, Oracle Applications, PeopleSoft, J.D. Edwards and SAP.

•	The database includes the Oracle database server and the Agile Internet File Server.

The solutions are enabled for both single-byte and double-byte localization, and have been localized for Chinese, French and Japanese languages. We intend to provide localization for additional languages as market needs dictate.

We have entered into platform alliances to ensure that our products are based on industry standards and to enable us to take advantage of current and emerging technologies, including alliances with BEA, Sun Microsystems, Oracle and Microsoft. To promote development, definition, adoption, promotion and implementation of open standards that can be leveraged by our solutions, we work with several industry standards organizations such as the National Institute of Standards and Technology, National Electronics Manufacturing Initiative, Institute for Interconnecting and Packaging Electronic Circuits, RosettaNet, and World Wide Web Consortium.

Product Development

Our product development objectives are to:

•	Be innovative in developing solutions to remove complexity from supply chain collaboration;

•	Develop solutions that require little custom code, contain reusable components and are easy to use, implement, maintain, and upgrade; and

•	Adopt industry standard technologies.

Our software development staff is divided into teams consisting of software engineers, architects, software quality assurance engineers, technical writers, and product and program managers. Working closely with our marketing department, we determine product functionality based upon market requirements, customer feedback, technical support and business consulting. We also try to incorporate emerging technologies that enable us to develop additional features.

We introduced our first product, Agile Configurator version 1.0, in June, 1996 and have subsequently released 16 Product Collaboration revisions, five Product Cost Management revisions, two Product Service and Improvement revisions, and more recently, Agile Program Execution and Agile Engineering.

Over the course of our product development, our product has evolved from a 2-tiered client-server database application to a multi-tiered enterprise-caliber application supporting HTML, Windows and Java clients. Our product development activities are focused on broadening the scalability and functionality of our solutions that are built on the Agile PLM platform. We are continuing to develop and release application interfaces to allow customers to more easily integrate our solutions with other systems.

We maintain global development operations and have development centers in San Jose, California, Bangalore, India, and Hong Kong and Suzhou, China. During fiscal 2003 we shifted some of our development personnel to our Bangalore, Hong Kong and Suzhou locations to leverage cost efficiencies.

Our research and development expenses, excluding stock compensation expense, were $26.4 million, $33.5 million and $26.5 million for fiscal 2003, 2002 and 2001, respectively, and we expect to continue to invest significantly in research and development in the future.

We cannot guarantee that we will complete our existing and future development efforts within our anticipated schedule or that our new and enhanced products will have the features to make them successful. If work at our foreign development centers is disrupted, we may not be able to maintain research and development activities while decreasing operating expenses, as planned. We may experience difficulties that could delay or prevent the successful development, introduction or marketing of new or enhanced products. In addition, these new and enhanced products may not meet the requirements of the marketplace and achieve market acceptance. Also, in the case of acquiring new or complementary products or technologies, we might not be able to unify the heterogeneous platforms into a single one in a timely fashion resulting in delays in product releases. Furthermore, despite testing by us, our implementation partners and our customers, errors might be found in new products or in releases after shipment, resulting in product returns, loss of revenue or delay in market acceptance and sales, diversion of development resources, injury to our reputation or increased service and warranty costs.

Customers

To date, we have licensed our products to over 850 customers. No customer accounted for more than ten percent of our total revenues for fiscal 2003, 2002 or 2001.

The following is a representative list of current customers in our targeted industry markets:

High Technology	Contract Design and Manufacturing	Life Sciences
Dell Hitachi Lucent Technologies Matsushita Qualcomm	Flextronics Foxconn Quanta Sanmina-SCI Solectron	GE Medical GlaxoSmithKline Hologic Johnson & Johnson Medtronic

Consumer Products	Industrial Products	Aerospace and Defense
LeapFrog Enterprises Microsoft XBox Playtex Rock-Tenn TiVo	Ballard Power ESCO Flow International International Paper Lennox	Ball Aerospace BE Aerospace Boeing Service Company Intertechnique ViaSat

Automotive
Alps Automotive Dana Harley Davidson/Buell Metaldyne Saturn Electronics

Sales and Marketing

We market and sell our products primarily through our direct sales force located at our headquarters in San Jose, California, and at regional and local sales offices in the United States, Japan, Taiwan and the United Kingdom. Our direct sales force consists of Account Executives focusing on targeted accounts. Solution Consultants and Business Consultants provide product and industry support. We also complement our direct sales force through additional distribution channels, including non-exclusive distributors, systems integrators and consulting partners.

To support our direct sales efforts and to actively promote our Agile brand, we engage in a variety of marketing activities. These include co-marketing strategies with our existing business partners, targeting additional strategic relationships, managing and maintaining our web site content, advertising in industry and other publications, conducting public relations campaigns and establishing and maintaining relationships with recognized industry analysts. We also actively participate in manufacturing-related trade shows and host Agility, our annual user conference.

A critical element of our sales strategy is to establish marketing alliances to promote sales and marketing of our products, as well as to increase product interoperability. We also pursue services alliances with consulting and integration firms to implement our software, provide customer support services, create customized customer presentations and demonstrations and endorse our products during the evaluation stage of the sales cycle. We currently have relationships with Deloitte Consulting, PRTM, BearingPoint, Hewlett Packard, Domain Systems, Inc., Sierra Atlantic and Strategic Information Group, Inc. for the implementation of our solutions.

Customer Care

Customer Care is a collection of services that offer assistance in planning, managing, implementing and supporting our solutions, as well as helping ensure the long-term success of our customer relationships. The service offerings include account management, solution delivery, customer support, training and hosting.

Account Management.    We offer account management services to a select group of our largest customers to help ensure the long-term mutual success of those relationships. The service facilitates communication of customer requirements and our solution offerings, identifies follow-on opportunities for us to provide additional products and services and manages the escalation and resolution of any support issues that may arise. Account Management also ensures the quality of all other services from us that the selected customers may be utilizing.

Solution Delivery.    We offer services, on a fixed-price or time and materials basis, to assist in implementation planning, product installation, implementation assistance, legacy data loading and effectiveness audits. To facilitate and enhance the integration of our products, we have both developed internal capabilities and expertise and entered into alliances to enable integration of our products with existing design, manufacturing, finance and supply chain systems. This approach allows us to focus on our core competencies and leverage our partners’ domain knowledge, which helps reduce time to market, both for our customers and us.

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

Hosting.    We offer optional hosting services for those customers who prefer to have us manage the infrastructure associated with our solutions. We utilize third parties for server co-location and network services. Customers who purchase hosting services usually make a one to three year commitment at the time of purchase and may renew for additional terms. The terms of the hosting service generally do not effect the terms of our software license agreement, and our software is generally offered on a perpetual license basis.

Competition

The market for PLM solutions is fragmented, rapidly changing and consolidating, and becoming increasingly competitive. We expect competition to persist and intensify, which could result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered.

We believe that our ability to compete depends on many factors both within and beyond our control, including:

•	The performance, functionality, price, reliability and speed of implementation of our solutions;

•	The timing and market acceptance of new products and product enhancements to our solutions;

•	The quality of our customer service; and

•	The effectiveness of our sales and marketing efforts.

Although we believe that we currently compete favorably as to each of these factors, the market for our solutions is still emerging and changing rapidly. In particular, we believe that we offer a suite of solutions that offers collaborative and interactive capabilities that many of our competitors do not effectively provide. However, we encounter competition with respect to different aspects of our solutions from a variety of vendors. We currently face three primary sources of competition:

•	In-house development efforts by potential customers or partners;

•	Vendors of engineering information management software, such as Dassault Systemes S.A., EDS, MatrixOne, Inc., and Parametric Technology Corporation; and

•	Vendors of enterprise software who seek to extend the functionality of their products, such as Oracle Corporation and SAP A.G.

We may not be able to maintain our competitive position against current and potential competition, particularly competitors that have longer operating histories and significantly greater financial, technical, marketing, sales and other resources than we do and therefore may be able to respond more quickly than us to new or changing opportunities, technologies and customer requirements. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged to gain market share to our detriment. These competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies, and offer more attractive terms to purchasers than we can. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products.

There are many factors that may increase competition in the PLM solutions market, including (i) entry of new competitors; (ii) alliances among existing competitors; (iii) alliances between our competitors and systems integrators; (iv) consolidation in the PLM software industry; and (v) technological changes that necessitate changes in the solution capabilities. Increased competition may result in price reductions, reduced gross margins or loss of market share, any of which could materially and adversely affect our financial condition or results of operations. We may not be able to compete successfully against current or future competitors.

Proprietary Rights

Our success and ability to compete depend upon our proprietary technology. We rely on patent, copyright, trade secret and trademark law to protect our proprietary information, and have one issued patent and 14 pending patent applications in the United States and other jurisdictions. We also typically enter into agreements with our employees, consultants and customers to control their access to and distribution of our software, documentation and other proprietary information. Nevertheless, a third party could copy or otherwise obtain our software or other proprietary information without authorization, or could develop software competitive to ours. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around patents that may be issued to us or our other intellectual property. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and we expect that it will become more difficult to monitor the use of our products if we increase our international presence.

We utilize database management software from Oracle. Our customers can purchase this software directly from Oracle or from us. In addition, we integrate third-party software into our products from BEA for application server technology, Actuate for reporting capability, Centric for CAD system integration, Cimmetry Systems for document viewing and Cognos for analytics. This third-party software may not continue to be available on commercially reasonable terms. If we cannot maintain licenses to this third-party software at an acceptable cost, shipments of our products could be delayed until equivalent software could be developed or licensed and integrated into our products. We do not believe that our business could be considered to be substantially dependent on any one of these license agreements, and none of these licenses are responsible for a significant amount of our revenues.

There has been a substantial amount of litigation in the software industry regarding intellectual property rights. It is possible that, in the future, third parties may claim that we, or our current or potential future products, infringe their intellectual property rights. We expect that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. If our products were found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements in order to continue to be able to sell our products. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

Employees

As of April 30, 2003, we had a total of 434 employees. Of this total, 191 were in engineering, 128 were in sales and marketing, 71 were in professional services, including technical support and customer training, and 44 were in IT, finance and administration. We also retain independent contractors to support activities such as our professional services and product development. None of our employees are represented by a collective bargaining unit, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

Available Information

We make available, free of charge, by link from our website at www.agile.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after we have electronically filed or furnished such materials to the Securities and Exchange Commission. Information contained on our website is not part of this report.

ITEM 2.     PROPERTIES

Our headquarters are currently located in downtown San Jose, California, where we lease approximately 127,000 square feet of commercial office space under leases expiring in 2005. As of April 30, 2003, we occupied approximately 72,000 square feet, and sublet approximately 44,000 square feet to various tenants on short-term subleases. We also lease offices for sales and service personnel in eight locations in the United States as well as in London, United Kingdom, Tokyo, Japan and Taipei, Taiwan. We also lease office space for our development centers in Bangalore, India, Hong Kong and Suzhou, China and Scotts Valley, California.

In May 2003, as part of our effort to reduce our long-term occupancy costs, we entered into a non-cancelable operating sublease for approximately 82,000 square feet of commercial office space in San Jose, California, where we will be relocating our headquarters during the second quarter of fiscal 2004. This sublease expires in July 2011. In connection with the move, we anticipate recording a restructuring charge of approximately $7 million to $9 million during the second quarter of fiscal 2004 primarily related to the remainder of our outstanding lease commitments for properties that we will be vacating. We are in the process of subleasing our excess space at our current headquarters. For further discussion of the San Jose lease, see “Note 14 – Subsequent Events” to our consolidated financial statements.

We believe our current facilities will be adequate to meet our needs for the foreseeable future.

ITEM 3.     LEGAL PROCEEDINGS

On or around October 25, 2001, a class action lawsuit was filed on behalf of holders of Agile securities in the Southern District of New York against Agile Software Corporation, Bryan D. Stolle and Thomas P. Shanahan (collectively the “Agile Defendants”) and several investment banking firms that served as underwriters of our initial public offering and secondary offering. The case is now captioned In re Agile Software, Inc. Initial Public Offering Securities Litigation, 01 CIV 9413 (SAS), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). The operative amended complaint is brought purportedly on behalf of all persons who purchased our Common Stock from August 19, 1999 through December 6, 2000. It alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss.

The Court denied the motions to dismiss claims under the Securities Act of 1933 in all but 10 of the cases. In the case involving us, these claims were dismissed as to the initial public offering, but not the secondary offering. The Court denied the motion to dismiss the claim under Section 10(a) against us and 184 other issuer defendants, on the basis that the complaints in these cases alleged that the respective issuers had acquired companies or conducted follow-on offerings after their initial public offerings. As a consequence, the Court denied the motion to dismiss the Section 20(a) claims against the individual defendants. The Court dismissed the Section 10(a) claims against the individual defendants with prejudice.

We have decided to accept a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Agile Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of certain claims we may have against the underwriters. The Agile Defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which we do not believe will occur. The settlement will require approval of an unspecified percentage of issuers by July 31, 2003. The settlement also will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement.

We are also subject to various other claims and legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded on the Nasdaq National Market under the symbol “AGIL.” The price range per share reflected in the table below represents the highest and lowest sale prices for our stock for the periods set forth, as reported by the Nasdaq National Market System.

	High	Low
Fiscal 2003:
Quarter Ended April 30, 2003	$7.73	$5.70
Quarter Ended January 31, 2003	$9.95	$6.00
Quarter Ended October 31, 2002	$8.08	$4.97
Quarter Ended July 31, 2002	$9.25	$5.26

Fiscal 2002:
Quarter Ended April 30, 2002	$14.59	$8.52
Quarter Ended January 31, 2002	$18.75	$9.13
Quarter Ended October 31, 2001	$12.70	$7.05
Quarter Ended July 31, 2001	$24.95	$11.70

Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends. At June 30, 2003, there were 279 stockholders of record. The number of beneficial stockholders of our shares is greater than the number of stockholders of record. The last reported sale price of our Common Stock on June 30, 2003 was $9.64.

ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA

The selected consolidated statement of operations data set forth below for the fiscal years ended April 30, 2003, 2002 and 2001 and the selected consolidated balance sheet data as of April 30, 2003 and 2002 are derived from our consolidated financial statements, which have been audited by PricewaterhouseCoopers LLP, independent auditors, and are included elsewhere in this Annual Report on Form 10-K. The selected consolidated statement of operations data for the fiscal years ended April 30, 2000 and 1999 and the selected consolidated balance sheet data as of April 30, 2001, 2000, and 1999 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The following selected consolidated financial data should be read in conjunction with, and are qualified by reference to, our consolidated financial statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Fiscal Years Ended April 30,
	2003	2002	2001	2000	1999
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues:
License	$30,699	$45,141	$64,978	$21,463	$10,859
Professional services and maintenance	39,810	32,630	22,081	10,735	5,948

Total revenues	70,509	77,771	87,059	32,198	16,807

Cost of revenues:
License	2,790	3,107	3,830	1,451	819
Professional services and maintenance	18,151	13,921	11,861	6,228	5,166
Stock compensation (recovery)	37	(47)	663	562	162

Total cost of revenues	20,978	16,981	16,354	8,241	6,147

Gross margin	49,531	60,790	70,705	23,957	10,660

Operating expenses:
Sales and marketing:
Other sales and marketing	41,840	56,318	61,951	26,657	13,495
Stock compensation	2,227	220	7,294	5,820	457
Research and development:
Other research and development	26,357	33,491	26,451	9,411	4,742
Stock compensation (recovery)	232	(189)	4,346	3,281	858
General and administrative:
Other general and administrative	6,927	7,386	6,255	3,411	1,938
Stock compensation	136	298	3,749	2,182	776
Amortization of goodwill and other intangible assets	—	756	35,974	14,911	—
Acquired in-process technology	400	—	—	1,300	—
Impairment of goodwill and other intangible assets	—	—	55,224	—	—
Merger related expenses (recovery)	—	(835)	4,985	—	—
Restructuring and other charges	7,836	6,257	—	—	—

Total operating expenses	85,955	103,702	206,229	66,973	22,266

Loss from operations	(36,424)	(42,912)	(135,524)	(43,016)	(11,606)

Other income (expense):
Interest and other income, net	4,900	10,158	18,749	7,823	178
Impairment of investments	(3,673)	(1,446)	(8,561)	—	—

Loss before provision for income taxes	(35,197)	(34,200)	(125,336)	(35,193)	(11,428)
Provision for income taxes	934	343	—	—	—

Net loss	$(36,131)	$(34,543)	$(125,336)	$(35,193)	$(11,428)

Net loss per share:
Basic and diluted	$(0.75)	$(0.73)	$(2.74)	$(1.14)	$(1.94)

Weighted average shares(1)	48,495	47,451	45,703	30,967	5,904

	Fiscal Years Ended April 30,
	2003	2002	2001	2000	1999
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$256,967	$285,549	$300,525	$299,875	$10,003
Working capital	243,181	267,706	293,705	294,251	4,174
Total assets	290,950	319,064	355,191	430,801	17,948
Long-term obligations(2)	39	39	134	1,015	3,224
Stockholders’ equity	256,246	286,631	313,640	412,646	3,291

(1)	Reflects the two-for-one stock split effective March 2000.
(2)	As of April 30, 2003, 2002 and 2001, long term debt of $39,000, $39,000 and $134,000, respectively, have been classified in the related balance sheet as current.

ITEM 7.     MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this discussion contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). Such statements are based upon current expectations that involve risks and uncertainties, and we undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this report. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ materially from those reflected in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed below, as well as in the Risk Factors section included in this Annual Report on Form 10-K. The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Our fiscal year ends on April 30 of each year.

Overview

We develop and sell a broad suite of product lifecycle management integrated software applications that enable customers to collaborate over the Internet with their supply and design chain partners to manage the product record in a product supply chain, and the business processes that contribute to and utilize the product record. These product lifecycle management solutions speed the “build” and “buy” process across the virtual manufacturing network, and manage product content and critical communication, collaboration and commerce transactions among original equipment manufacturers, electronic manufacturing services providers, customers and suppliers. Since 1996, when Agile shipped its first product, we have licensed products to over 850 customers worldwide in the following sectors: high technology, contract design and manufacturing, life sciences, consumer products, industrial products, aerospace and defense, and automotive. Our current customers in these markets include, among others, B/E Aerospace, Dell Computer, Flextronics International, Gateway, GE Medical, Hitachi, InFocus, International Paper, Juniper Networks, Lucent, Metaldyne, Nvidia, Playtex, Philips, and Precor.

We currently license our products in the United States through our direct sales force, and in Japan, Europe and Asia-Pacific both through our direct sales force and distributors. International revenues have been growing as we have expanded our international sales force. Revenues from customers located outside of North America were approximately 25% and 14% of total revenues during fiscal 2003 and 2002, respectively. Revenues from customers located outside of North America were less than 10% of total revenues for fiscal 2001. The increase in revenue from customers located outside of North America as a percentage of total revenues was due primarily to increases in sales to customers located in Japan, and to a lesser extent, Europe.

Customers who license our software products receive a license for our application servers, one or more user licenses, and adapters provided by third parties to connect with the customers’ other existing enterprise systems. Our customers generally purchase a limited number of user licenses at the time of the initial license of the software products and may subsequently purchase additional user licenses as needed. Customers may purchase implementation services from us. These professional services are provided on a fixed-price or time-and-materials basis and may also be provided by third-party consulting organizations. We also offer fee-based training services to our customers.

We have incurred quarterly and annual losses in each of the years since we were formed and although we have reduced expenses in an effort to reach profitability, we expect to continue to incur quarterly and annual losses in the near term. We incurred losses of $36.1 million, $34.5 million and $125.3 million in fiscal 2003, 2002 and 2001, respectively. We had an accumulated deficit of approximately $257.7 million as of April 30, 2003. We expect to continue to incur significant sales and marketing, research and development, general and administrative and stock compensation expenses, resulting in continued operating losses in the near term. Accordingly, in order to achieve profitability, we will need to increase our revenues or reduce our operating costs further.

During the second quarter of fiscal 2003, we recorded a restructuring charge of $7.8 million, which consisted of $4.6 million primarily for the consolidation of excess facilities, $485,000 to write down excess fixed assets, and $2.7 million to write down additional prepaid software license fees relating to third-party software used in our products. This was in addition to the restructuring charge of $6.3 million we recorded during the fourth quarter of fiscal 2002. In connection with the relocation of our headquarters to new facilities in San Jose, California during fiscal 2004, we anticipate recording a restructuring charge of approximately $7 million to $9 million during the second quarter of fiscal 2004 primarily related to the remainder of our outstanding lease commitments for properties that we will be vacating.

Use of Estimates and Critical Accounting Policies

We have prepared our consolidated financial statements in accordance with accounting principals generally accepted in the United States. In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our reported revenues, loss from operations, and net loss, as well as on the value of certain assets and liabilities on our balance sheet. These estimates, assumptions and judgments about future events and their effects on our results cannot be determined with certainty, and are made based upon our historical experience and on other assumptions that are believed to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. The discussion and analysis of our financial condition and results of operations are based upon these statements. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition, allowance for doubtful accounts and sales returns, investments, prepaid software license fees, restructuring reserves, and stock options and warrants, which are described below. In addition, please refer to Note 1 of our consolidated financial statements for further discussion of our significant accounting policies.

We have identified the policies below as critical to our business operations and understanding of our financial condition and results of operations. A critical accounting policy is one that is both material to the presentation of our financial statements and requires us to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. These policies may require us to make assumptions about matters that are highly uncertain at the time of the estimate, and different estimates that we could have used, or changes in the estimate that are reasonably likely to occur, may have a material impact on our financial condition or results of operations.

In addition to the estimates and assumptions that we use to prepare our historical financial statements, we monitor our sales pipeline in order to estimate the timing and amount of future revenues. If we are unable to properly estimate the timing and amount of revenues, our future operations could be significantly impacted. Our sales pipeline may not consistently result in revenues in a particular period, as the data upon which the assumptions and estimates made by us may change. For example, the current economic slowdown has resulted in reduced information technology spending that has caused customers to delay purchasing decisions. Accordingly, it has been more difficult and has taken longer to close contracts with customers, the size of the transactions have decreased, and many of our license contracts are signed in the last weeks of the quarter, making it difficult for us to forecast revenues for the quarter. These factors have resulted in difficulty adjusting spending to respond to variations in revenue growth during the quarter, all of which has adversely affected our business, financial condition and results of operations.

Revenue Recognition

We recognize revenue in accordance with Statement of Position, or SOP 97-2, “Software Revenue Recognition,” as amended. We recognize license revenues when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the related receivables is reasonably assured, delivery of the product has occurred and the customer has accepted the product (including the expiration of an acceptance period) if the terms of the contract include an acceptance requirement. In the event that we grant a customer the right to specified upgrades and vendor-specific objective evidence of fair value exists for such upgrades, we defer license revenue in an amount equal to this fair value until we have delivered the specified upgrade. If vendor-specific objective evidence of fair value does not exist, then we defer recognition of the entire license fee until we deliver the specified upgrade. If professional services are essential to the functionality of the other elements of the arrangement, we defer recognition of revenue until we have satisfied our professional services obligations. To date, professional services have not been essential to the functionality of the other elements, and thus have been accounted for separately.

We consider a non-cancelable agreement signed by the customer and us to be evidence of an arrangement. Delivery is considered to occur when media containing the licensed programs is provided to a common carrier, or the customer is given electronic access to the licensed software. Our typical end user license agreements do not contain acceptance clauses. We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment. If the fee is not fixed or determinable, we recognize revenue as the amounts become due and payable. Reasonable assurance of collection is based upon our assessment of the customer’s financial condition through review of their current financial statements or credit reports. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. If we determine that collection is not reasonably assured, we defer the revenue and recognize the revenue upon cash collection.

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

Customers typically prepay maintenance fees for the first 12 months and the related maintenance revenues are recognized ratably monthly over the term of the maintenance contract. Maintenance contracts include the right to unspecified upgrades on a when-and-if available basis, and ongoing support.

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

Allowance for Doubtful Accounts and Sales Returns

We maintain an allowance for doubtful accounts and a sales return allowance to reduce amounts to their estimated realizable value. A considerable amount of judgment is required when we assess the realization of accounts receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required. We initially record a provision for doubtful accounts based on our historical experience, and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, we consider (i) the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable, such as whether it derives from license, professional services or maintenance revenue; (iv) our historical provision for doubtful accounts; (v) the credit worthiness of the customer; and (vi) the economic conditions of the customers industry as well as general economic conditions, among other factors.

Should any of these factors change, the estimates that we make may also change, which could impact our future provision for doubtful accounts. For example, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts could be required.

Investments

We have in the past invested in equity instruments of privately held companies for business and strategic purposes. These investments are included in other non-current assets and are accounted for under the cost method when our ownership percentage is less than 20% and we do not have the ability to exercise significant influence over operations. For these investments, we regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that the carrying value of the investment has experienced a decline in value that is other-than-temporary. To make this determination, we review the historical and projected financial performance, expected cash needs and recent funding events of the issuer. Other-than-temporary impairments are recognized if (i) the market value of the investment is below its current carrying value for an extended period; (ii) the issuer has experienced significant financial difficulties; or (iii) the issuer has experienced significant problems in raising capital to continue operations, among other factors.

During fiscal 2003, 2002 and 2001, we determined that such investments had incurred a decline in value that was other-than-temporary based upon specific triggering events and, accordingly, we reduced the carrying amounts of these investments to their estimated fair value by a charge to other income (expense) of $3.7 million, $1.4 million, and $8.6 million in fiscal 2003, 2002 and 2001, respectively. At April 30, 2003, the carrying value of our private equity investments has been written down to zero.

Prepaid Software License Fees

Prepaid software license fees are paid to third party software developers under development arrangements for technology integrated into or sold with our products. We amortize the prepaid license fees to cost of revenues based either upon the actual number of units of the related product that we ship or net revenue earned on the related product, over the period of the agreement with the third party developer or the expected life of the software product, depending upon the terms of the respective development contract. We evaluate the future realization of such costs quarterly and charge to operations any amounts that we deem unlikely to be fully realized through future sales of the related software product, or changes in our planned use of the technology. Such costs are classified as current and non-current assets based upon estimated product release date. We have recorded impairment charges for these prepaid software license fees in the past and to the extent that events or circumstances cause our assumptions concerning future sales of the related software product to change, additional charges may be required which could be material.

During the second quarter of fiscal 2003, we determined that the carrying value of certain prepaid software license fees exceeded their net realizable value as a result of a revised forecast of future revenues prepared during the quarter showing lower than anticipated sales for the products in which the third party licensed software was embedded, and accordingly, we recorded $2.7 million of charges related to the write-down of prepaid software licenses fees. See “Note 8—Restructuring and Other Charges” to our consolidated financial statements.

Restructuring Reserves

In each of the fourth quarter of fiscal 2002 and the second quarter of fiscal 2003, we announced worldwide restructurings and established reserves for severance and other associated costs incurred as a result of our reduction in personnel and against outstanding future estimated lease commitments for properties that we vacated. In determining the portion of the restructuring charge related to excess facilities, we were required to estimate future sublease income, future net operating expenses of the facilities, and brokerage commissions, among other expenses, as well as continued rent, and utilities costs. We based our estimates of sublease income, in part, on the opinions of independent real estate experts, current market conditions and rental rates, an assessment of the time period over which reasonable estimates could be made, the status of negotiations with potential subtenants, and the location of the facility, among other factors. These estimates will be reviewed and revised quarterly and may vary significantly, depending in part on factors that may be beyond our control. These estimates will depend on our success in negotiating with lessors, the time periods required to locate and contract suitable subleases, and the market rates at the time of such subleases. Adjustments to the restructuring expense will be required if actual lease exit costs or sublease income differ from amounts currently expected, and could result in an increase to restructuring expense should we not be able to lease the properties in a reasonable period or at a rate significantly different than estimated.

Stock Options and Warrants

In connection with certain employee and consultant stock option grants, we have recorded unearned stock compensation totaling $36.0 million through April 30, 2003, of which $2.0 million remains to be amortized. For employees, unearned stock compensation represents the difference between the exercise price of the option and the fair value of our Common Stock on the date of grant and is reported as unearned stock compensation, a component of stockholders’ equity. Unearned stock compensation is amortized through charges to operations over the vesting period of the options, which is generally five years, using the accelerated method of amortization as described in Financial Accounting Standards Board Interpretation No., or FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans.” Stock compensation expense, less recoveries, for employees and consultants was $2.6 million, $282,000 and $16.1 million for fiscal 2003, 2002, and 2001, respectively.

Stock compensation expense related to stock options granted to non-employees is recognized as earned, over the applicable vesting period of the options, using the accelerated method of amortization prescribed by FIN 28. At each reporting date, we recalculate the value of the stock option using the Black-Scholes option pricing model and record changes in fair value for the vested portion of the option. As a result, the stock compensation expense fluctuates with the movement in the fair market value of our Common Stock. Amortization of stock compensation for non-employees was $892,000, $760,000 and $3.6 million for fiscal 2003, 2002 and 2001, respectively.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total revenues.

	Fiscal Year Ended April 30,
	2003	2002	2001
Revenues:
License	44%	58%	75%
Professional services and maintenance	56	42	25

Total revenues	100	100	100

Cost of revenues:
License	4	4	4
Professional services and maintenance	26	18	14
Stock compensation (recovery)	—	—	1

Total cost of revenues	30	22	19

Gross margin	70	78	81

Operating expenses:
Sales and marketing:
Other sales and marketing	59	72	71
Stock compensation	3	—	8
Research and development:
Other research and development	37	43	31
Stock compensation (recovery)	1	—	5
General and administrative:
Other general and administrative	10	9	7
Stock compensation	—	—	4
Amortization of goodwill and other intangible assets	—	1	41
Acquired in-process technology	1	—	—
Impairment of goodwill and other intangible assets	—	—	64
Merger related expenses (recovery)	—	(1)	6
Restructuring and other charges	11	8	—

Total operating expenses	122	132	237

Loss from operations	(52)	(54)	(156)
Other income (expense):
Interest and other income, net	7	13	22
Impairment of investments	(5)	(2)	(10)

Loss before provision for income taxes	(50)	(43)	(144)
Provision for income taxes	1	1	—

Net loss	(51)%	(44)%	(144)%

Comparison of Fiscal Years Ended April 30, 2003, 2002 and 2001

General Factors that Affected Our Operational and Financial Performance

Throughout much of fiscal 2003 and 2002, there were several factors that impacted our operational and financial performance, resulting in our year-over-year changes in revenues and expenses, on an absolute basis and as a percentage of revenues. These factors included: (i) the overall weakness of the global economy; (ii) continued reductions in corporate capital expenditures; (iii) geopolitical uncertainties, including the United States war with Iraq and continued threat of terrorist activities; (iv) increased competition; and (v) changes in corporate and consumer confidence in the economy. In addition, we were impacted by other factors specific to us, described below, including the worldwide restructuring plan that we implemented during the fourth quarter of fiscal 2002, which was further revised in the second quarter of fiscal 2003, in order to reduce expenses to align our operations and cost structure with the aforementioned market conditions.

Revenues

We derive revenues from the license of software products under software license agreements and from the delivery of professional and maintenance services.

We had no customer that accounted for more than 10% of our total revenues in fiscal 2003, 2002 or 2001. Our international revenues were derived primarily from sales to customers in Japan, Europe and the Asia-Pacific region. Revenues from customers located outside of North America were approximately 25% and 14% of total revenues in fiscal 2003 and 2002, respectively. Revenues from customers located outside of North America were less than 10% of total revenues in fiscal 2001. The increase in revenues from sales to customers located outside of North America as a percentage of total revenues from fiscal 2002 to 2003 was primarily the result of increased sales to customers located in Japan, and to a lesser extent, Europe. The increase in revenues from sales to customers located outside of North America as a percentage of total revenues from fiscal 2001 to 2002 was primarily the result of increased sales to customers located in Europe and Japan.

License Revenues

	Fiscal 2003	Increase (decrease) compared to prior fiscal year		Fiscal 2002	Increase (decrease) compared to prior fiscal year		Fiscal 2001
		$	%		$	%
	(in thousands, except percent change)
License revenues	$30,699	$(14,442)	(32)%	$45,141	$(19,837)	(31)%	$64,978
As a percentage of total revenues	44%			58%			75%

Our license revenues comprise fees charged for the use of our products licensed under perpetual or term-based arrangements.

The decrease in license revenues in absolute dollars and as a percentage of total revenues from fiscal 2002 to 2003 and from fiscal 2001 to 2002 was due to a lower number of license sales transactions, offset by a slight increase in our average sales prices. The decrease in the number of license sales transactions size was largely the result of the economic slowdown and significant decline in information technology spending that has impacted our license sales during most of fiscal 2003 and 2002.

Throughout much of fiscal 2001, the global economy declined, with little recovery during fiscal 2002 or 2003. Corporate capital spending, and, in particular, information technology spending, decreased, impacting our financial performance and operations since our revenue growth depends in large part on the demand for information technology. As this economic slowdown and reduction in technology spending does not appear to have abated significantly, it may continue to impact our business for the near future and beyond.

Professional Services and Maintenance Revenues

	Fiscal 2003	Increase (decrease) compared to prior fiscal year		Fiscal 2002	Increase (decrease) compared to prior fiscal year		Fiscal 2001
		$	%		$	%
	(in thousands, except percent change)
Professional services and maintenance revenues	$39,810	$7,180	22%	$32,630	$10,549	48%	$22,081
As a percentage of total revenues	56%			42%			25%

Our professional services and maintenance revenues comprise fees charged for implementation services and training, and fees charged for post contract customer support (i.e., technical support and product updates). Our implementation services and training are typically provided over a period of three to six months subsequent to the signing of a software license arrangement. Our professional services and maintenance revenues depend in large part on our software license revenues and renewals of maintenance agreements by our existing customer base.

The increase in professional services and maintenance revenues in absolute dollars from fiscal 2002 to 2003 was primarily due to a larger number of maintenance contract renewals on our larger customer base, and to a lesser extent, to an increase in our implementation services and training fees during the period. The increase in professional services and maintenance revenues as a percentage of total revenues was as a result of our reduced level of license revenues during the period.

The increase in professional services and maintenance revenues in absolute dollars and as a percentage of total revenues from fiscal 2001 to 2002 was primarily due to maintenance contract renewals on our larger customer base, offset by a slight decrease in implementation services and training fees as a result of our decreased license revenues. The increase in professional services and maintenance revenues as a percentage of total revenues resulted from our reduced level of license revenues during the period.

Although our maintenance revenues have continued to increase on a year-over-year basis in each of fiscal 2003, 2002 and 2001, due to the current weak economic environment, our efforts to maintain historical contract renewal rates have become more difficult and we believe that we may be unable to maintain historical maintenance contract renewal rates and may also experience reductions in the size of contract renewals. We expect that professional services and maintenance revenues will increase or decrease as our license revenues increase or decrease.

Cost of Revenues

Cost of License Revenues

	Fiscal 2003	Increase (decrease) compared to prior fiscal year		Fiscal 2002	Increase (decrease) compared to prior fiscal year		Fiscal 2001
		$	%		$	%
	(in thousands, except percent change)
Cost of license revenues	$2,790	$(317)	(10)%	$3,107	$(723)	(19)%	$3,830
As a percentage of license revenues	9%			7%			6%

Our cost of license revenues includes license fees due to third parties for integrated technology, the cost of manuals and product documentation, production media used to deliver our products and packaging costs.

The decrease in cost of license revenues in absolute dollars from fiscal 2002 to 2003 and from fiscal 2001 to 2002 was due primarily to our overall decrease in license revenues, resulting in a decrease in license fees paid to third parties on third-party software integrated into our products. The increase in cost of license revenues as a percentage of license revenues was due to a higher component of third party software embedded in our products releases during fiscal 2003 and 2002.

We expect cost of license revenues in absolute dollars to track with the increase or decrease in our overall license revenues. Although new and future versions of our product suite may include more embedded third party software than prior versions, we expect cost of license revenue as a percentage of license revenue to remain at current levels.

Cost of Professional Services and Maintenance Revenues

	Fiscal 2003	Increase (decrease) compared to prior fiscal year		Fiscal 2002	Increase (decrease) compared to prior fiscal year		Fiscal 2001
		$	%		$	%
	(in thousands, except percent change)
Cost of professional services and maintenance revenues	$18,151	$4,230	30%	$13,921	$2,060	17%	$11,861
As a percentage of professional services and maintenance revenues	46%			43%			54%

Our cost of professional services and maintenance revenues includes salaries and related expenses for the implementation, training services, and customer support organizations, costs of third parties contracted to provide implementation services to customers and an allocation of our overhead expenses, including rent, information technology and other overhead expenses. In addition, cost of professional services and maintenance revenues includes support fees and upgrade fees paid to third parties for technology embedded in software upgrades provided to our installed customer base.

The increase in cost of professional services and maintenance revenues in absolute dollars from fiscal 2002 to 2003 and from fiscal 2001 to 2002 and as a percentage of professional services and maintenance revenues from fiscal 2002 to 2003 was primarily due to lower utilization per employee, higher costs of third parties contracted to provide implementation services, and to a lesser extent, higher fixed costs necessary to support our increased customer base. The decrease in cost of professional services and maintenance revenues as a percentage of professional services and maintenance revenues from fiscal 2001 to 2002 was primarily due to an increase in our mix of post contract customer support services as a percentage of total professional services and maintenance services provided during fiscal 2002 compared to fiscal 2001, as post contract customer support services typically provide us with higher gross margins.

We expect cost of professional services and maintenance revenues, on an absolute basis, to increase in fiscal 2004 due to the increased costs incurred by our account management teams, as we described above under “Business—Sales and Marketing.”

Operating Expenses

We classify all charges to operating expense categories based on the nature of the expenditures. Although each category includes expenses that are unique to the category type, there are common recurring expenditures that are typically included in all operating expenses categories, such as salaries, employee benefits, incentive compensation, bonuses, travel costs, telephone, communication, rent and allocated facilities costs and professional fees. Also included in our operating expenses is the amortization of stock compensation, that is included in each of the sales and marketing, research and development, and general and administrative categories.

Sales and Marketing

	Fiscal 2003	Increase (decrease) compared to prior fiscal year		Fiscal 2002	Increase (decrease) compared to prior fiscal year		Fiscal 2001
		$	%		$	%
	(in thousands, except percent change)
Sales and marketing, excluding stock compensation	$41,840	$(14,478)	(26)%	$56,318	$(5,633)	(9)%	$61,951
As a percentage of total revenues	59%			72%			71%

In addition to the common recurring expenditures mentioned above, our sales and marketing expenses include expenditures specific to the sales group, such as commissions and bonuses, and expenditures specific to the marketing group, such as public relations and advertising, trade shows, marketing collateral materials, and customer user group meetings.

The decrease in sales and marketing expenses, excluding stock compensation, on an absolute basis and as a percentage of total revenues from fiscal 2002 to 2003 was primarily due to a decrease in personnel-related expenses resulting from our restructuring program announced in the fourth quarter of fiscal 2002, including a decrease in sales and marketing personnel, a decrease in sales commissions and other incentive compensation that resulted from a decrease in license revenues, a reduction in travel expenditures, and a reduction in our marketing programs.

The decrease in sales and marketing expenses, excluding stock compensation, on an absolute basis and as a percentage of total revenues from fiscal 2001 to 2002 was due to a decrease in sales commissions and other incentive compensation that resulted from a decrease in our license revenues, a reduction in travel expenditures as a result of the September 11, 2001 terrorist attacks against the United States, and a decrease in use of outside contractors on new marketing programs.

We expect sales and marketing expenses, excluding stock compensation, as a percentage of total revenues, to remain flat or continue to decrease over the near future as we continue to decrease our discretionary spending in an effort to reach profitability and realize the benefits of our prior restructuring activities. Should our revenues increase substantially, our sales and marketing expenses on an absolute basis will likely increase.

Research and Development

	Fiscal 2003	Increase (decrease) compared to prior fiscal year		Fiscal 2002	Increase (decrease) compared to prior fiscal year		Fiscal 2001
		$	%		$	%
	(in thousands, except percent change)
Research and development, excluding stock compensation	$26,357	$(7,134)	(21)%	$33,491	$7,040	27%	$26,451
As a percentage of total revenues	37%			43%			31%

In addition to the common recurring expenditures mentioned above, our research and development expenses consists of costs associated with the development of new products, enhancements of existing products, and quality assurance procedures. To date, all software development costs in research and development have been expensed as incurred.

The decrease in research and development expenses, excluding stock compensation, on an absolute basis and as a percentage of total revenues from fiscal 2002 to 2003 was primarily a result of lower outside consulting and lower operating costs, including salaries and related expenses, resulting from our shift to new offshore development centers in India and China.

The increase in research and development expenses, excluding stock compensation, on an absolute basis and as a percentage of total revenues from fiscal 2001 to 2002 was due to the increase in the number of software developers, quality assurance personnel and outside contractors needed to support our product development, and the documentation and testing activities related to the development and release of the latest versions of our products released in fiscal 2002.

We anticipate that research and development expenses, excluding stock compensation, on an absolute basis and as a percentage of total revenues over the near future will decrease in fiscal 2004 as we continue to devote resources to develop new products and enhancements of existing products, offset by the benefits received from our offshore development centers.

General and Administrative

	Fiscal 2003	Increase (decrease) compared to prior fiscal year		Fiscal 2002	Increase (decrease) compared to prior fiscal year		Fiscal 2001
		$	%		$	%
	(in thousands, except percent change)
General and administrative, excluding stock compensation	$6,927	$(459)	(6)%	$7,386	$1,131	18%	$6,255
As a percentage of total revenues	10%			9%			7%

In addition to the common recurring expenditures mentioned above, our general and administrative expenses consist primarily of compensation and benefits costs for executive, finance, human resources, legal and administrative personnel, and bad debt expense.

The decrease in general and administrative expenses, excluding stock compensation, in absolute dollars from fiscal 2002 to 2003 was primarily due to a decrease in IT infrastructure costs, lower bad debt expenses, lower compensation and outside consulting expenses, offset by a slight increase in professional services in response to meeting new and enhanced compliance and regulatory requirements.

The increase in general and administrative expenses, excluding stock compensation, in absolute dollars and as a percentage of total revenues from fiscal 2001 to 2002 was primarily due to hiring additional finance, legal and administrative personnel to support the growth of our business during that period.

We expect general and administrative expenses, excluding stock compensation, to increase on an absolute basis, and to remain at current levels as a percentage of total revenues over the near future, assuming total revenues increase.

Stock Compensation (Recovery)

	Fiscal 2003	Increase (decrease) compared to prior fiscal year		Fiscal 2002	Increase (decrease) compared to prior fiscal year		Fiscal 2001
		$	%		$	%
	(in thousands, except percent change)
Stock compensation (recovery):
Cost of revenues	$37	$84	(179)%	$(47)	$(710)	(107)%	$663
Sales and marketing	2,227	2,007	912	220	(7,074)	(97)	7,294
Research and development	232	421	(223)	(189)	(4,535)	(104)	4,346
General and administrative	136	(162)	(54)	298	(3,451)	(92)	3,749

Total stock compensation	$2,632	$2,350	833%	$282	$(15,770)	(98)%	$16,052
As a percentage of total revenues	4%			0%			18%

Total stock compensation expenses from fiscal 2002 to 2003 and from fiscal 2001 to 2002 include both the amortization of unearned employee stock compensation, and options issued to non-employees. In fiscal 2002, however, the expense was offset by credits associated with the impact of the reversal of accelerated amortization on cancelled options held by terminated employees during fiscal 2002, resulting in an overall lower total stock compensation expense.

Total stock compensation expenses decreased from fiscal 2001 to 2002 primarily because deferred stock compensation associated with options issued in connection with our acquisition of Digital Marketing, Inc. (DMI) in fiscal 2000 had been fully amortized by the end of the fiscal 2001 and no related amortization was recorded in fiscal 2002. Total stock compensation expense also decreased due to certain stock option cancellations in fiscal 2002 which resulted in the reversal of accelerated amortization of stock compensation recorded on such unvested and cancelled options in prior periods.

As of April 30, 2003, we had an aggregate of approximately $2.0 million of deferred stock compensation remaining to be amortized.

Amortization of Goodwill and Other Intangible Assets

	Fiscal 2003	Increase (decrease) compared to prior fiscal year		Fiscal 2002	Increase (decrease) compared to prior fiscal year		Fiscal 2001
		$	%		$	%
	(in thousands, except percent change)
Amortization of goodwill and other intangible assets	$—	$(756)	(100)%	$756	$(35,218)	(98)%	$35,974
As a percentage of total revenues	—			1%			41%

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. On May 1, 2002, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, goodwill associated with acquisitions is no longer amortized. Rather, goodwill is tested for impairment periodically at the reporting unit level at least annually and more frequently upon the happening of certain events. We have determined that we have only one reporting unit, specifically the license, implementation and support of our software applications. We test goodwill for impairment in a two-step process, by first determining if the carrying amount of our reporting unit exceeds the fair value of the reporting unit based on quoted market prices for our Common Stock, which would indicate that goodwill may be impaired. If we determine that goodwill may be impaired, we compare the implied fair value of the goodwill, as provided in SFAS No. 142, to its carrying amount to determine the impairment loss, if any, which we would then record in accordance with SFAS No. 142.

Other intangible assets are comprised primarily of developed technologies acquired. Other intangible assets are amortized over time using the straight-line method over a weighted average period of approximately five years. We believe the straight-line method of amortization best represents the distribution of economic value of the identified intangible assets.

Amortization of goodwill and other intangible assets decreased from 2002 to 2003 primarily as a result of: (i) the elimination of amortization of goodwill as part of our adoption of SFAS No. 142 on May 1, 2002, and (ii) in connection with our adoption of SFAS No. 142, we reclassified $2.1 million of our other intangible assets, representing acquired workforce in place, to goodwill and ceased amortizing such amounts.

Amortization of goodwill and other intangible assets decreased from 2001 to 2002 primarily as a result of an impairment charge of $55.2 million recorded in the fourth quarter of fiscal 2001 on the identifiable intangible assets and goodwill related to our acquisition of DMI, thereby decreasing the carrying value of the assets being amortized.

We may continue purchasing assets or businesses to accelerate industry or geographic expansion, increase the features and functions available to our customers, and maintain a leading role in product lifecycle management solutions. These purchase transactions may result in the creation of acquired intangible assets that leads to a corresponding increase in our amortization expense in future periods, and may result in the allocation of portions of the purchase price to additional goodwill. Our future operating performance could be impacted by the future amortization of intangible assets, and potential impairment charges related to goodwill.

Acquired In-Process Technology

	Fiscal 2003	Increase (decrease) compared to prior fiscal year		Fiscal 2002	Increase (decrease) compared to prior fiscal year		Fiscal 2001
		$	%		$	%
	(in thousands, except percent change)
Acquired in-process technology	$400	$400	100%	$—	$—	—	$—
As a percentage of total revenues	1%			—			—

During fiscal 2003, we recognized a total of $400,000 of acquired in-process technology associated with our acquisitions of oneREV and ProductFactory in the third and fourth quarters of 2003, respectively. At the date of each acquisition, the projects associated with the acquired in-process technology efforts for each company had not yet reached technological feasibility and the acquired in-process technology had no alternative future uses. We used an independent third-party to calculate the amount allocated to acquired in-process technology. In calculating the value of the acquired in-process technology, the independent third party used established valuation techniques accepted in the technology and enterprise software industry. This calculation gave consideration to relevant market size and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles, and the estimated lives of each of the products derived from the underlying technology. The value of the acquired in-process technology reflects the relative value and contribution of the acquired research and development. We gave consideration to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project in determining the value assigned to the acquired in-process technology. The projects have been subsequently completed within management’s estimates. The amounts allocated to the acquired in-process technology were immediately expensed. There were no such write-offs in fiscal 2002 and 2001.

Impairment of Goodwill and Other Intangibles Assets

	Fiscal 2003	Increase (decrease) compared to prior fiscal year		Fiscal 2002	Increase (decrease) compared to prior fiscal year		Fiscal 2001
		$	%		$	%
	(in thousands, except percent change)
Impairment of goodwill and other intangible assets	$—	$—	—	$—	(55,224)	(100)%	$55,224
As a percentage of total revenues	—			—			64%

During the fourth quarter of fiscal 2001, we performed an impairment assessment of the identifiable intangibles and goodwill recorded upon the acquisition of DMI. This assessment was performed primarily as a result of our decision in February 2001 to discontinue the further development of the products acquired in the DMI acquisition. As a result of the assessment, we recorded a $55.2 million impairment charge reflecting the amount by which the carrying value of the assets exceeded the estimated future discounted cash flows. The charge was determined based upon the estimated discounted future cash flows from the specific products acquired using a discount rate of 25%. The assumptions supporting such cash flows and the discount rate were determined using our best estimates. No write down of goodwill or other intangible assets occurred during fiscal 2003 or 2002.

Merger Related Expenses (Recovery)

	Fiscal 2003	Increase (decrease) compared to prior fiscal year		Fiscal 2002	Increase (decrease) compared to prior fiscal year		Fiscal 2001
		$	%		$	%
	(in thousands, except percent change)
Merger related expenses (recovery)	$—	$835	(100)%	$(835)	$(5,820)	(117)%	$4,985
As a percentage of total revenues	—			(1)%			6%

During the fourth quarter of fiscal 2001, we accrued $5.0 million for merger related expenses, consisting primarily of financial advisory and professional fees, which we estimated we would incur in connection with a proposed merger with Ariba, Inc., that was subsequently terminated during that quarter. The accrual was our best estimate of the obligation for such fees at that time.

During fiscal 2002, we had realized actual costs of $4.2 million and had no remaining liability related to the terminated merger. Accordingly, we recorded a merger related recovery of $835,000 in fiscal 2002.

Restructuring and Other Charges

	Fiscal 2003	Increase (decrease) compared to prior fiscal year		Fiscal 2002	Increase (decrease) compared to prior fiscal year		Fiscal 2001
		$	%		$	%
	(in thousands, except percent change)
Restructuring and other charges	$7,836	$1,579	25%	$6,257	$6,257	100%	$—
As a percentage of total revenues	11%			8%			—

As a result of unfavorable global economic conditions and a reduction in information technology spending around the world, during the fourth quarter of fiscal 2002, we announced a worldwide restructuring program to reduce expenses to align our operations and cost structure with market conditions. During the fourth quarter of fiscal 2002, we recorded $6.3 million of restructuring charges associated with the worldwide restructuring plan. Our restructuring plan and associated costs consisted of $2.4 million for severance benefits and other associated costs resulting from our reduction in personnel, which included $447,000 in stock compensation charges, $729,000 to downsize and close excess facilities, $902,000 relating to write-down of leasehold improvements and prepaid software licenses resulting from discontinued projects, and $2.2 million of other charges related to the impairment of certain other assets, including $1.7 million of non-refundable prepaid software license fees for which we determined that the carrying value exceeded its net realizable value as a result of revised forecasts of future revenues showing lower than anticipated sales for the products in which the third party licensed software was embedded.

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

The significant activity within and components of the restructuring and other charges as of and for fiscal 2002 are as follows (in thousands):

	Fiscal 2002
	Total Charge	Non-cash Charges	Accrual at April 30, 2002
Workforce reductions	$2,429	$(447)	$1,982
Facilities costs	729	—	729
Equipment and other asset write-offs	902	(902)	—

Subtotal	4,060	(1,349)	2,711
Other charges	2,197	(2,197)	—

Total	$6,257	$(3,546)	$2,711

During the second quarter of fiscal 2003, we recorded an additional restructuring charge of $7.8 million. Included in the restructuring charge are facilities costs of $4.6 million, which generally represent lease commitment costs for office space that we no longer occupy. Also included in the restructuring charge was a reduction of estimated sublease income related to excess facilities identified during the fourth quarter of fiscal 2002, due to further deterioration of the real estate market in the San Jose area. Equipment and other write-offs of $485,000 related principally to write-off of excess fixed assets resulting from the restructuring plan. Other charges of $2.7 million related to the impairment of certain prepaid software license fees for which we determined that the carrying value of the non-refundable prepaid license fees exceeded its net realizable value as a result of revised forecasts of future revenues showing lower than anticipated sales for the products in which the third party licensed software was embedded. The majority of the estimates we made in determining the restructuring charge related to the charge for excess facilities, and are therefore dependent on our success in negotiating with lessors, the time periods required to sublease the properties, and the market rates at the time of the subleases. These estimates will be reviewed and revised quarterly and may require us to record an increase to restructuring expense should we not be able to sublease the properties in the estimated time period, or should we sublease the properties at a rate significantly different than estimated.

The significant activity within and components of the restructuring and other charges as of and for fiscal 2003 are as follows (in thousands):

	Accrual at April 30, 2002	Fiscal 2003
		Total Charge	Non-cash Charges	Cash Payments	Accrual at April 30, 2003
Workforce reductions	$1,982	$—	$—	$(1,982)	$—
Facilities costs	729	4,657	—	(1,135)	4,251
Equipment and other write-offs	—	485	(485)	—	—

Subtotal	2,711	5,142	(485)	(3,117)	4,251
Other charges	—	2,694	(2,694)	—	—

Total	$2,711	$7,836	$(3,179)	$(3,117)	$4,251

Included in accrued expenses and other liabilities					$1,689
Included in accrued restructuring, non-current					2,562

					$4,251

As a result of our restructuring plans, we expect to realize annualized cost reductions of approximately $12.0 million in salary and benefit costs and $1.1 million in facility costs. The remaining cash payments relating to facilities and leases are expected to be paid through March 2007.

In May 2003, as part of our effort to reduce our long-term occupancy costs, we entered into a non-cancelable operating sublease for approximately 82,000 square feet of commercial office space in San Jose, California, where we will be relocating our headquarters during the second quarter of fiscal 2004. In connection with the move, we anticipate recording a restructuring charge of approximately $7 million to $9 million during the second quarter of fiscal 2004 primarily related to the remainder of our outstanding lease commitments for properties that we will be vacating. See “Note 14—Subsequent Events” to our consolidated financial statements.

Interest and Other Income (Expense), Net

	Fiscal 2003	Increase (decrease) compared to prior fiscal year		Fiscal 2002	Increase (decrease) compared to prior fiscal year		Fiscal 2001
		$	%		$	%
	(in thousands, except percent change)
Interest and other income, net	$4,900	$(5,258)	(52)%	$10,158	$(8,591)	(46)%	$18,749
As a percentage of total revenues	7%			13%			22%

Interest and other income, net consists of interest earned on cash, cash equivalents, and investments as well as foreign exchange transaction gains and losses and other miscellaneous non-operating transactions.

The decrease in interest and other income, net from fiscal 2002 to 2003 and from fiscal 2001 to 2002 was due principally to declining interest rates and lower average cash and investment balances.

Impairment of Investments

	Fiscal 2003	Increase (decrease) compared to prior fiscal year		Fiscal 2002	Increase (decrease) compared to prior fiscal year		Fiscal 2001
		$	%		$	%
	(in thousands, except percent change)
Impairment of investments	$3,673	$2,227	154%	$1,446	$(7,115)	(83)%	$8,561
As a percentage of total revenues	5%			2%			10%

During fiscal 2003, 2002 and 2001, we determined that certain investments that we had made in privately held companies and a venture fund had incurred a decline in value that, based upon the deterioration of the financial condition of the issuers and portfolio companies of the venture fund, was considered other-than-temporary. Accordingly, we recorded impairment charges totaling $3.7 million, $1.4 million and $8.6 million during fiscal 2003, 2002 and 2001, respectively, to write down the investments to their estimated fair values. As of April 30, 2003, we had no investments in privately held companies.

Provision for Income Taxes

	Fiscal 2003	Increase (decrease) compared to prior fiscal year		Fiscal 2002	Increase (decrease) compared to prior fiscal year		Fiscal 2001
		$	%		$	%
	(in thousands, except percent change)
Provision for income taxes	$934	$591	172%	$343	$343	100%	$—
As a percentage of total revenues	1%			1%			—

The provision for income taxes for fiscal 2003 and 2002 was primarily attributable to taxes associated with our international subsidiaries during each of those periods. Other than the provision for foreign taxes in fiscal 2003 and 2002, no provision for income taxes has been recorded since our inception because we have incurred net losses in all periods. As of April 30, 2003, we had net operating loss carryforwards for federal income tax reporting purposes of approximately $138.3 million that expire in various amounts beginning in fiscal 2011. We also had net operating loss carryforwards for state income tax reporting purposes of approximately $75.1 million that expire in various amounts beginning in fiscal 2004. The U.S. tax laws contain provisions that limit the use in any future period of net operating loss and credit carryforwards upon the occurrence of certain events, including a significant change in ownership interests. We had deferred tax assets, including our net operating loss carryforwards and tax credits of approximately $72.7 million as of April 30, 2003. We have recorded a valuation allowance for the full amount of the net deferred tax assets, including our net operating loss carryforwards and tax credits, as sufficient uncertainty exists regarding our ability to realize the deferred tax asset balance. See “Note 9—Income Taxes” to our consolidated financial statements.

Liquidity and Capital Resources

Overview

As of April 30, 2003, our principal source of liquidity consisted of cash, cash equivalents and short-term investments totaling $257.0 million, compared to $285.5 million as of April 30, 2002. Our working capital as of April 30, 2003 was $243.2 million. Our liquidity could be negatively impacted by a decrease in demand for our products, which are subject to rapid technological changes, or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, among other factors. We do not have any off-balance-sheet arrangements with unconsolidated entities or related parties and, accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities.

As of April 30, 2003, our days sales outstanding (DSO) was 58 days. However, we believe that this is unusually low and is a result of our strong cash collections and high level of maintenance renewal revenues as a percentage of total revenues (which are generally prepaid) during the fourth quarter of fiscal 2003. We expect that our days sales outstanding will increase to our historical range of 65 to 75 days if our license revenues increase as a percentage of total revenues.

Cash Flows

Our operating activities used cash of $23.2 million, $14.2 million and $3.4 million for fiscal 2003, 2002 and 2001, respectively. Cash used in operating activities during fiscal 2003 was primarily due to our net loss (less non-cash expenses, such as depreciation, amortization, impairment charges, and restructuring charges), and decreases in accounts payable and accrued expenses, offset by increases in deferred revenue and accounts receivable. Cash used in operating activities in fiscal 2002 was primarily attributable to our net loss for the year (less non-cash expenses) and decreases in accounts payable and deferred revenue, offset by a decrease in accounts receivable. Cash used in operating activities in fiscal 2001 was attributable to our net loss for the year (less non-cash expenses) and increases in accounts receivables, and to a lesser extent, by increases in other assets, partially offset by increases in accounts payable, accrued expenses and deferred revenue.

Our investing activities provided cash of $51.6 million in fiscal 2003, and used net cash of $9.3 million and $8.9 million in fiscal 2002 and 2001, respectively. Cash provided from investing activities in fiscal 2003 resulted from net proceeds from the sale of short-term investments, offset by net purchases of property and equipment and net cash paid in business combinations. Cash used in investing activities in fiscal 2002 resulted from net purchases of short-term investments and purchases of property and equipment. Cash used in investing activities in fiscal 2001 resulted from purchases of privately held investments and purchases of property and equipment, partially offset by net proceeds from the sale of short-term investments. Purchases of property and equipment in fiscal 2003, 2002 and 2001 were approximately $4.2 million, $7.6 million and $12.4 million, respectively and were primarily for computer hardware and software and furniture and fixtures.

Our financing activities provided cash of $3.1 million, $6.9 million and $9.4 million in fiscal 2003, 2002 and 2001, respectively. Cash provided by financing activities in each period was primarily due to the issuance of Common Stock associated with the exercise of stock options.

Contractual Obligations and Commitments

Our contractual obligations and commitments consist of operating leases for facilities. Our future fixed commitments consisted of the following as of April 30, 2003 (in thousands):

	Payments Due by Period
Contractual Obligations	Total Amounts Committed	Less than 1 year	1 – 3 years	4 – 5 years	Over 5 years
Operating leases	$13,333	$5,607	$7,268	$458	$—

Operating lease obligations have not been reduced by estimated sublease income of $432,000 (during Year 1) and include $4.3 million of accrued excess facilities costs.

In connection with our acquisition of ProductFactory in March 2003, additional consideration of up to $2.5 million may be earned, based upon net revenues from sales of the product through July 31, 2004. We paid $600,000 of additional consideration in the first quarter of fiscal 2004.

In May 2003, as part of our effort to reduce our long-term occupancy costs, we entered into a non-cancelable operating sublease for approximately 82,000 square feet of commercial office space in San Jose,

California, for our new headquarters. The sublease commences in or around July 2003 and ends on July 31, 2011. Rental commitments under this sublease require payments by us on a graduated scale totaling approximately $7 million over the term of the sublease. These amounts are not included in the table above. In connection with the move, we anticipate recording a restructuring charge of approximately $7 million to $9 million during the second quarter of fiscal 2004 primarily related to the remainder of our outstanding lease commitments for properties that we will be vacating.

We anticipate that our operating expenses, particularly research and development and sales and marketing expenses, as well as planned capital expenditures in connection with our move, will constitute a material use of our cash resources. In addition, we may utilize cash resources to fund acquisitions of investments in complementary businesses, technologies or product lines. We believe that our existing cash, cash equivalents and investments, together with our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months.

Recent Accounting Pronouncements

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of certain variable interest entities where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. The interpretation applies immediately to variable interest entities created after January 31, 2003 and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not have any ownership in any variable interest entities as of April 30, 2003. We will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.

Accounting for Certain Financial Instruments

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatorily redeemable financial instruments, 2) obligations to repurchase the issuer’s equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 is not expected to have a material effect on our consolidated financial statements.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We develop products in the United States, India, and China, and market our products in North America, and to a lesser extent in Japan, Europe and the Asia-Pacific region. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. Because nearly all of our revenue is currently denominated in U.S. dollars, a change in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in foreign markets. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions.

Interest Rate Risk

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since all of our investments are in short-term instruments. The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain all of our portfolio of cash in money market funds and short-term investments classified as “available-for-sale.” In general, money market funds and short-term investments are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. Because some of our debt arrangements are based on variable rates of interest, our interest expense is sensitive to changes in the general level of U.S. interest rates. Since these obligations represent a small percentage of our total capitalization, we believe that there is not a material risk exposure.

The table below represents principal (or notional) amounts and related weighted-average interest rates by year of maturity of our investment portfolio (in thousands, except interest rates).

	Year Ended April 30, 2003	Thereafter	Total
Cash equivalents	$97,000	—	$97,000
Average interest rate	1.32%	—	1.32%
Investments	$102,115	—	$102,115
Average interest rate	1.78%	—	1.78%
Total investment securities	$199,115	—	$199,115

Other Investments

In the past, we have invested in equity instruments of privately held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations. For these investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets might be impaired. During fiscal 2003, 2002 and 2001, we determined that these investments had incurred a decline in value that was other-than-temporary and reduced their carrying amounts to the estimated fair value by a charge to results of operations of $3.7 million, $1.4 million and $8.6 million, respectively. As of April 30, 2003, we had no investments in privately held companies.

RISK FACTORS

This Annual Report on Form 10-K contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Our actual results could differ materially from those anticipated or projected in these forward-looking statements as a result of certain factors, including those set forth in the following cautionary statements and elsewhere in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently know to us or that we currently deem immaterial also may impair our business operations. If any of the following risks were to occur, our business, financial condition or results of operations would likely suffer. In that event, the trading price of our Common Stock would decline. Any forward-looking statements should be considered in light of the factors discussed below.

We Have a History of Losses, We Expect to Incur Losses in the Future and We May Not Achieve or Maintain Profitability

Since inception, we have funded our business primarily through selling our stock, not from cash generated from our business. We have incurred quarterly and annual losses in each of the years since we were formed and we expect to continue to incur quarterly and annual losses in the near term. We incurred losses of $36.1 million, $34.5 million and $125.3 million in fiscal 2003, 2002 and 2001, respectively. As of April 30, 2003, we had an accumulated deficit of approximately $257.7 million. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses, as well as substantial non-cash costs relating to the amortization of intangible assets and stock compensation which will contribute to our net losses. We will need to generate increases in revenues to achieve and maintain profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

•	Fluctuations in demand for product lifecycle management software;

•	Size and timing of sales and installations of our products;

•	Changes in management of our sales organization;

•	Entry of new competitors into our market, or the announcement of new products or product enhancements by competitors;

•	Our ability to successfully expand our direct sales force and our international sales organization;

•	Changes in our sales force incentives;

•	Unexpected delays in developing or introducing new and enhanced products;

•	Unexpected decline in purchases by our existing customers, including purchases of additional licenses and maintenance contracts;

•	Delays in our customers’ orders;

•	Variability in the mix of our license and professional services revenues;

•	Our ability to accurately price fixed-priced professional services projects;

•	Variability in the mix of professional services that we perform versus those performed for our customers by others; and

•	Our ability to establish and maintain relationships with our third-party implementation partners.

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

In addition, we have accounted for options to purchase Common Stock granted to non-employees under variable plan accounting. The expenses associated with these options may fluctuate significantly from quarter to quarter through fiscal 2006 if the price of our stock fluctuates and could cause our operating results to vary significantly from quarter to quarter.

Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. If this occurs, the price of our Common Stock may decline.

The Impact of Changes in Global Economic Conditions on Our Customers May Cause Us to Fail to Meet Expectations of Analysts, Which Would Negatively Impact the Price of Our Stock

Our operating results can vary significantly based upon the impact of changes in global economic conditions on our customers, and our business has been adversely affected by the economic slowdown the industry is currently facing. More specifically, the macro-economic environment that we are facing in fiscal 2004 continues to remain uncertain and has in prior periods materially and adversely affected us and our operating results. The revenue growth and profitability of our business depends on the overall demand for enterprise-level software services, particularly in the areas in which we compete. Because our sales are primarily to major corporate customers whose businesses fluctuate with general economic and business conditions, a softening of demand for computer software caused by a weakening economy may result in decreased revenues and lower growth rates. We may be especially prone to this weakening demand as a result of the relatively large license transactions that we have historically entered into with our customers. Customers are deferring and may continue to defer or reconsider purchasing products as a result of the downturn in the general economy and reduction in information technology spending, particularly for high-cost license transactions. We expect this economic slowdown to continue to adversely impact our business for at least the new few quarters and possibly significantly longer. In addition, as a result of these economic difficulties, we may continue to experience longer sales cycles, lower average selling prices and reduced bookings and revenues.

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

As a Result of the Difficult Economic Conditions, We Have Implemented Restructuring and Workforce Reductions, Which May Adversely Affect the Morale and Performance of Our Personnel and Our Ability to Hire New Personnel

In connection with our efforts to streamline operations, reduce costs and bring staffing and structure in line with current demand for our products, we implemented a restructuring of our company during the fourth quarter of fiscal 2002 and reduced our workforce and reduced capital expenditures. We recorded a further restructuring charge in the second quarter of fiscal 2003 as a result of our consolidation of excess facilities, write-down of excess fixed assets and write down of certain prepaid software license fees, and may implement further restructurings or work force reductions in future periods. Our restructuring may yield unanticipated consequences, such as attrition beyond our planned reduction in workforce and loss of employee moral and decreased performance. In addition, the recent trading levels of our stock have decreased the value of our stock options granted to employees under our stock option plan. As a result of these factors, our remaining personnel may seek employment with larger, more established companies or companies that they perceive as having less volatile stock prices. Continuity of personnel can be a very important factor in the sales and implementation of our products and completion of our research and development efforts.

If We Engage in Further Cost-Cutting or Workforce Reductions, We May Be Unable to Successfully Implement New Products or Enhancements or Upgrades to Our Products

We expect to continue to introduce new and enhanced products, and our future financial performance will depend on customer acceptance of our new products and any upgrades or enhancements that we may make to our products. However, if our recent efforts to streamline operations and reduce costs and workforce are insufficient to bring our structure in line with current demand for our products, we may be forced to make additional workforce reductions. These reductions could impact our research and development and engineering activities, which may slow our development of new or enhanced products, or may render us unable to deliver functionality requested by our customers. We may be unable to successfully introduce new or enhanced products, and may lose customer satisfaction, which could impact our reputation and future sales of our products

A Decline in Revenues May Have a Disproportionate Impact on Operating Results and Require Reductions in Our Operating Expense Levels

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

Changes in the Conversion of Our Revenue Pipeline to License Sales Could Adversely Affect Our Revenues and Ability to Forecast Operations

Our revenue pipeline estimates may not consistently correlate to actual revenues in a particular quarter or over a longer period of time. A slowdown in the economy has caused and may continue to cause customer purchasing decisions to be delayed, reduced or canceled, all of which have reduced and could continue to reduce our ability to forecast conversion of our sales pipeline into actual sales transactions for our software licenses. This variation could cause us to plan or budget inaccurately and thereby adversely affect our business, financial condition and results of operations, and hamper our ability to accurately estimate revenues for future periods. As a substantial portion of our sales transactions close at the end of a quarter, we may be unable to adjust our expenses in response to a variation in the conversion of our sales pipeline into sales transactions in a timely manner.

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

We Depend on Licensed Technology and the Loss or Inability to Maintain These Technology Licenses Could Result in Increased Cost or Delays in Sales of Our Products

We license technology on a non-exclusive basis from several businesses for use with our products. We utilize database management software from Oracle. Our customers can purchase this software directly from Oracle or from us. In addition, we integrate third-party software into our products from BEA for application server technology, Actuate for reporting capability, Centric for CAD system integration, Cimmetry Systems for document viewing and Cognos for analytics, as well as from several other providers. We anticipate that we will continue to license technology from third parties in the future. Some of the software we license from third parties would be difficult to replace. This software may not continue to be available on commercially reasonable terms, if at all. The loss or inability to maintain any of these technology licenses could result in delays in the licensing of our products until equivalent technology, if available, is identified, licensed and integrated. In addition, the effective implementation of our products depends upon the successful operation of third-party licensed products in conjunction with our products, and therefore any undetected errors in these licensed products may prevent the implementation or impair the functionality of products, delay new product introductions and/or injure our reputation. The increased use of third-party software could require us to enter into license agreements with third parties, which could result in higher royalty payments and a loss of product differentiation and lower product gross margins.

If We Do Not Sell Additional Licenses or Enhanced Versions or Upgrades of Our Products to Existing Customers, We May Not Achieve Revenue Growth

The size of a new customer’s initial order is relatively small and may include a limited number of user licenses. In subsequent orders, customers often add user licenses, additional modules of the same products, or additional products designed for specific functions. In order to grow revenues, we depend on sales of additional user licenses to our existing customers as well as sales of new licenses to new customers. Therefore, it is important that our customers are satisfied with their initial product implementations and that they believe that expanded use of the product they purchased will provide them with additional benefits. Customers could choose not to purchase any new products or expand the use of our products. If we do not increase sales to existing customers, we may not be able to achieve revenue growth.

Our Efforts to Expand Sales of Our Products to Other Industries May Not Succeed

We currently sell our products primarily to companies in the high technology and life sciences industries. We intend to market products to customers in additional industries, including automotive, aerospace and industrial equipment. Although we have targeted enterprises in other markets as potential customers, these potential customers may not be as willing to purchase our products as our customers in the high technology and life sciences industries have been. If we are unable to expand into other industries and markets, we may be unable to maintain or increase sales of our software, adversely impacting revenue growth and operating performance.

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

Our Variable Sales Cycle Makes it Difficult For Us to Predict When or if Sales Will Be Made

Our products have an unpredictable sales cycle that contributes to the uncertainty of our future operating results. With the recent economic uncertainties facing our customers, and the decline in the business that they face, our sales cycle has lengthened. Customers are taking longer to evaluate our product, and orders have been delayed or postponed, and in some cases cancelled. Our product lifecycle management software is a new category of products, and customers often view the purchase of our products as a significant and strategic decision. As a result, intensive marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of our products. Customers may take time to evaluate our products, and with the reduction in overall information technology spending and reduced budgets faced by many of our customers, we are finding that the evaluation period and sales cycle of our products has lengthened further. The sale of our products may be subject to delays due to the lengthy internal budgeting, approval and evaluation processes of our customers. We may expend significant sales and marketing expenses during this evaluation period before the customer places an order with us. Customers may initially purchase a smaller number of user licenses before expanding the order to allow a greater number of users to benefit from the application. Larger customers may purchase our products as part of multiple simultaneous purchasing decisions, which may result in additional unplanned administrative processing and other delays in our product sales. If sales forecasted from a specific customer for a particular quarter are not realized, we may experience an unplanned shortfall in revenues. As a result, we have only a limited ability to forecast the timing and size of sales of our products.

Competition Among Providers of Software Enabling Collaboration in a Manufacturing Supply Chain May Increase, Which Could Cause Us to Reduce Prices, and Result in Reduced Gross Margins or Loss of Market Share

The market for PLM solutions is fragmented, rapidly changing and consolidating, and becoming increasingly competitive. We expect competition to persist and intensify, which could result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered.

We believe that our ability to compete depends on many factors both within and beyond our control, including:

•	The performance, functionality, price, reliability and speed of implementation of our solutions;

•	The timing and market acceptance of new products and product enhancements to our solutions;

•	The quality of our customer service; and

•	The effectiveness of our sales and marketing efforts.

Although we believe that we currently compete favorably as to each of these factors, the market for our solutions is still emerging and changing rapidly. In particular, we believe that we offer a suite of solutions that offers collaborative and interactive capabilities that many of our competitors do not effectively provide. However, we encounter competition with respect to different aspects of our solutions from a variety of vendors. We currently face three primary sources of competition:

•	In-house development efforts by potential customers or partners;

•	Vendors of engineering information management software, such as Dassault Systemes S.A., EDS, MatrixOne, Inc., and Parametric Technology Corporation; and

•	Vendors of enterprise software who seek to extend the functionality of their products, such as Oracle Corporation and SAP A.G.

We may not be able to maintain our competitive position against current and potential competition, particularly competitors that have longer operating histories and significantly greater financial, technical, marketing, sales and other resources than we do and therefore may be able to respond more quickly than us to new or changing opportunities, technologies and customer requirements. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged to gain market share to our detriment. These competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies, and offer more attractive terms to purchasers than we can. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products.

There are many factors that may increase competition in the PLM solutions market, including (i) entry of new competitors; (ii) alliances among existing competitors; (iii) alliances between our competitors and systems integrators; (iv) consolidation in the PLM software industry; and (v) technological changes that necessitate changes in the solution capabilities. Increased competition may result in price reductions, reduced gross margins or loss of market share, any of which could materially and adversely affect our financial condition or results of operations. We may not be able to compete successfully against current or future competitors.

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

The Market Price of our Common Stock Has Been and May Continue to Be Volatile, Which Could Result in Substantial Losses for Individual Security Holders

The market price for our Common Stock has been, and is likely to continue to be, highly volatile. In fiscal 2003, the high and low closing sales prices of our Common Stock were $9.14 and $5.11, respectively. Our stock price is subject to wide fluctuations in response to factors including the following, some of which will be beyond our control:

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

We Expect to Make Additional Future Acquisitions to Remain Competitive, and Our Business Could be Adversely Affected as a Result of These Acquisitions

As part of our business strategy, we may in the future seek to acquire or invest in additional businesses, joint venture arrangements, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. For example, during fiscal 2003, we acquired oneREV, Inc. and ProductFactory, Inc. We may encounter risks to our business during our integration of acquisitions including:

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

Implementation of Our Products By Large Customers May Be Complex and Customers Could Become Dissatisfied if the Implementation Proves Difficult, Costly or Time-Consuming

Our products integrate with many different disparate systems operated by our customers. As a result, although we do not typically perform special or custom coding or connections to other systems, data migrations and integration with our customers’ systems performed by us or other third party systems integrators require integration with many existing computer systems and software programs used by our customers. Integrating with other computer systems and software programs can be complex, time consuming and expensive, causing delays in the deployment of our products. Because we are one of the first companies to offer products designed for collaborative manufacturing commerce solutions, many customers will be facing these integration issues for the first time in the context of collaborating with supply chain partners. Customers could become dissatisfied with our products if implementations prove to be difficult, costly or time-consuming, resulting in reduced sales, decreased revenues and damage to our reputation.

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

Market Acceptance of New Platforms and Operating Environments May Require Us to Develop and Maintain Compatible Product Lines

Although our software products can be licensed for use with a variety of popular industry standard relational database management system platforms, there may be future or existing platforms that achieve popularity in the marketplace that may not be architecturally compatible with our software product design. Moreover, future or existing user interfaces that achieve popularity within the business application marketplace may or may not be architecturally compatible with our current software product design. Developing and maintaining consistent software product performance characteristics across all of these combinations could place a significant strain on our resources and software product release schedules, which could adversely affect revenue and results of operations. If we are unable to maintain software performance across accepted platforms and operating environments, or to achieve market acceptance of user interfaces that we support or adapt to popular new user interfaces that we do not support, our sales and revenues may be adversely affected.

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

Terrorist Attacks Against the United States and Related U.S. Military Action Could Adversely Affect Our Business

Potential terrorist attacks against the United States or other countries, and resulting military actions and future developments occurring in connection with these events including, without limitation, possible war with or other military actions, may adversely affect our business. Although it is difficult to predict the effect of these world events, they could cause:

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

If We Are Unable to Timely Expand Our International Operations, We May Not Achieve Anticipated Revenue Growth

We believe that expansion of our international operations will be necessary for our future success, and a key aspect to our business strategy has been and is to expand our sales and support organizations internationally. Therefore, we believe that we will need to commit additional significant resources to expand our international operations. We employ sales professionals in Japan, Europe and the Asia-Pacific market. If we are unable to successfully expand further in these international markets on a timely basis, we may not be able to achieve anticipated revenue growth. This expansion may be more difficult or take longer than we anticipate, and we may not be able to successfully market, sell, deliver and support our products internationally.

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

Our international results may also continue to be impacted by general economic and political conditions in these foreign markets or in specific large foreign markets. In particular, war, terrorist activity or the potential economic impact from concerns about SARS could disrupt trade and market relationships in a way that could harm our business. These and other factors may adversely impact our future international operations and consequently our business as a whole.

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

We Have Shifted Some of Our Development Activities to India and China, Which May Subject Us to Increased Difficulty Protecting Our Intellectual Property Assets

Although we intend to rely on patents, copyrights, trademark and trade secret laws in India and China, where we have recently established development organizations to supplement our research and development activities in the United States, the laws of these foreign countries may not protect our proprietary rights to as great an extent as do the laws of the United States and it may be more difficult to monitor the use of our intellectual property in these locations, or monitor and control the activities of our employees located in these locations as effectively as if we had continued to conduct all of our research and development in the United States. Our competitors may be able to legitimately ascertain non-patented proprietary technology embedded in our products. If this occurs, we may not be able to prevent the development of technology substantially similar to ours.

Therefore, despite our efforts to protect our intellectual property in our foreign locations, we may be ineffective in controlling access to our intellectual property, and a third party could develop products similar to ours. In addition, the governments in these locations could be subject to political, social or economic instability, which could result in nationalization of industries, or appropriation of technology. Our means of protecting our proprietary rights may not be adequate.

Changes in the Political, Social and Economic Environment in India or China May Affect our Financial Performance

We have moved certain of our research and development activities, as well as some of our customer support activities, to India and China. Our financial performance may be affected by changes in the political, social and economic environment in these regions. The role of the central and local governments in the Indian and Chinese economy is significant. Policies toward economic liberalization, and laws and policies affecting technology companies, foreign investment, currency convertibility, currency exchange rates and other matters could change, resulting in greater restrictions on our ability to do business and operate our facilities in India and China. Any imposition of surcharges or any increase in tax rates could hurt our operating results. The Indian or Chinese governments could revoke, terminate or suspend our license for national security and similar reasons without compensation to us. If the government of India or the government of China were to take any of these actions, we would be prevented from conducting all or part of our business. Any failure on our part to comply with governmental regulations could result in the loss of our ability to develop our products and provide customer support in India or China, could result in increased costs to us, and could limit our ability to own and protect our intellectual property.

Both India and China have from time to time experienced instances of civil unrest and hostilities. Confrontations have occurred between the military and civilians. Events of this nature could influence the local economy, result in nationalization of foreign-owned operations such as ours, and could negatively affect our ability to operate our facilities abroad.

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

We Have Adopted Certain Anti-Takeover Measures That May Make it More Difficult For a Third Party to Acquire Us

Our Board of Directors has the authority to issue up to 10.0 million shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of shares of Preferred Stock, while potentially providing desirable flexibility in connection with possible acquisitions and for other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. We have no present intentions to issue shares of Preferred Stock. Further, in March 2001, our Board of Directors adopted a Preferred Stock purchase rights plan intended to guard against certain takeover tactics. The adoption of this plan was not in response to any proposal to acquire us, and the Board is not aware of any such effort. The existence of this plan could also have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. In addition, certain provisions of our certificate of incorporation may have the effect of delaying or preventing a change of control, which could adversely affect the market price of our Common Stock.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AGILE SOFTWARE CORPORATION

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Agile Software Corporation

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Agile Software Corporation and its subsidiaries (the “Company”) at April 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective May 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

May 28, 2003

AGILE SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	April 30,
	2003	2002
A S S E T S
Current assets:
Cash and cash equivalents	$154,852	$123,374
Short-term investments	102,115	162,175
Accounts receivable, net of allowance for doubtful accounts of $1,158 and $1,112 as of April 30, 2003 and 2002, respectively	12,061	6,538
Other current assets	6,295	8,052

Total current assets	275,323	300,139
Property and equipment, net	7,389	10,887
Goodwill	5,150	—
Intangible assets, net	1,080	442
Other assets	2,008	7,596

	$290,950	$319,064

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y
Current liabilities:
Accounts payable	$3,230	$5,113
Accrued expenses and other liabilities	13,632	14,120
Deferred revenue	15,280	13,200

Total current liabilities	32,142	32,433

Accrued restructuring, non-current	2,562	—

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred Stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding as of April 30, 2003 and 2002, respectively	—	—
Common Stock, $0.001 par value; 200,000 shares authorized 49,148 and 48,441 shares issued and outstanding as of April 30, 2003 and 2002, respectively	49	48
Additional paid-in capital	516,056	512,349
Notes receivable from stockholders	(186)	(249)
Unearned stock compensation	(2,030)	(4,004)
Accumulated other comprehensive income	93	92
Accumulated deficit	(257,736)	(221,605)

Total stockholders’ equity	256,246	286,631

	$290,950	$319,064

The accompanying notes are an integral part of these consolidated financial statements.

AGILE SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended April 30,
	2003	2002	2001
Revenues:
License	$30,699	$45,141	$64,978
Professional services and maintenance	39,810	32,630	22,081

Total revenues	70,509	77,771	87,059

Cost of revenues:
License	2,790	3,107	3,830
Professional services and maintenance	18,151	13,921	11,861
Stock compensation (recovery)	37	(47)	663

Total cost of revenues	20,978	16,981	16,354

Gross margin	49,531	60,790	70,705

Operating expenses:
Sales and marketing:
Other sales and marketing	41,840	56,318	61,951
Stock compensation	2,227	220	7,294
Research and development:
Other research and development	26,357	33,491	26,451
Stock compensation (recovery)	232	(189)	4,346
General and administrative:
Other general and administrative	6,927	7,386	6,255
Stock compensation	136	298	3,749
Amortization of goodwill and other intangible assets	—	756	35,974
Acquired in-process technology	400	—	—
Impairment of goodwill and other intangible assets	—	—	55,224
Merger related expenses (recovery)	—	(835)	4,985
Restructuring and other charges	7,836	6,257	—

Total operating expenses	85,955	103,702	206,229

Loss from operations	(36,424)	(42,912)	(135,524)
Other income (expense):
Interest and other income, net	4,900	10,158	18,749
Impairment of investments	(3,673)	(1,446)	(8,561)

Loss before provision for income taxes	(35,197)	(34,200)	(125,336)
Provision for income taxes	934	343	—

Net loss	$(36,131)	$(34,543)	$(125,336)

Net loss per share:
Basic and diluted	$(0.75)	$(0.73)	$(2.74)

Weighted average shares	48,495	47,451	45,703

The accompanying notes are an integral part of these consolidated financial statements.

AGILE SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-In Capital	Notes Receivable From Stockholders	Unearned Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total	Comprehensive Loss
	Shares	Amount
Balance at April 30, 2000	46,475	$46	$500,155	$(1,461)	$(23,838)	$(530)	$(61,726)	$412,646	$(35,723)

Repurchases of unvested Common Stock	(91)	—	(46)	20	—	—	—	(26)
Issuance of Common Stock on exercise of options	870	1	6,512	(48)	—	—	—	6,465
Issuance of Common Stock under Employee Stock Purchase Plan	250	1	2,892	—	—	—	—	2,893
DMI escrow shares retained	(78)	—	(662)	—	—	—	—	(662)
Unrealized gain on investments	—	—	—	—	—	747	—	747	747
Repayment of notes receivable from stockholders	—	—	—	861	—	—	—	861
Issuance of Common Stock on exercise of warrants	82	—	—	—	—	—	—	—
Unearned stock compensation	—	—	1,582	—	(1,582)	—	—	—
Amortization of unearned stock compensation	—	—	—	—	16,052	—	—	16,052
Net loss	—	—	—	—	—	—	(125,336)	(125,336)	(125,336)

Balance at April 30, 2001	47,508	48	510,433	(628)	(9,368)	217	(187,062)	313,640	$(124,589)

Repurchases of unvested Common Stock	(239)	—	(367)	33	—	—	—	(334)
Issuance of Common Stock on exercise of options	865	—	4,305	—	—	—	—	4,305
Issuance of Common Stock under Employee Stock Purchase Plan	307	—	2,613	—	—	—	—	2,613
Unrealized loss on investments	—	—	—	—	—	(125)	—	(125)	(125)
Repayment of notes receivable from stockholders	—	—	—	346	—	—	—	346
Unearned stock compensation	—	—	(5,082)	—	5,082	—	—	—
Amortization of unearned stock compensation	—	—	—	—	282	—	—	282
Restructuring and other charges	—	—	447		—	—	—	447
Net loss	—	—	—	—	—	—	(34,543)	(34,543)	(34,543)

Balance at April 30, 2002	48,441	48	512,349	(249)	(4,004)	92	(221,605)	286,631	$(34,668)

Repurchases of unvested Common Stock	(36)	—	(58)	24	—	—	—	(34)
Issuance of Common Stock on exercise of options	276	—	1,223	—	—	—	—	1,223
Issuance of Common Stock under Employee Stock Purchase Plan	333	1	1,884	—	—	—	—	1,885
Issuance of restricted stock	134	—	—	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	—	1	—	1	1
Repayment of notes receivable from stockholders	—	—	—	39	—	—	—	39
Unearned stock compensation	—	—	658	—	(658)	—	—	—
Amortization of unearned stock compensation	—	—	—	—	2,632	—	—	2,632
Net loss	—	—	—	—	—	—	(36,131)	(36,131)	(36,131)

Balance at April 30, 2003	49,148	$49	$516,056	$(186)	$(2,030)	$93	$(257,736)	$256,246	$(36,130)

The accompanying notes are an integral part of these consolidated financial statements.

AGILE SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended April 30,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(36,131)	$(34,543)	$(125,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process technology	400	—	—
Provision for doubtful accounts	200	399	790
Depreciation and amortization	7,546	10,212	41,791
Amortization of stock compensation and warrants	2,632	282	16,052
Impairment of goodwill and equity investments	3,673	1,446	63,785
Restructuring and other charges	7,836	6,257	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,718)	15,689	(16,879)
Other assets, current and non-current	(401)	(2,117)	(7,723)
Accounts payable	(2,207)	(5,859)	9,538
Accrued expenses and other liabilities	(3,128)	(609)	4,695
Deferred revenue	2,080	(5,342)	9,908

Net cash used in operating activities	(23,218)	(14,185)	(3,379)

Cash flows from investing activities:
Purchases of investments	(181,999)	(344,229)	(219,080)
Proceeds from maturities of investments	242,060	342,537	228,923
Purchases of privately-held investments	—	—	(6,350)
Cash paid in business combinations, net of cash acquired	(4,314)	—	—
Acquisition of property and equipment	(4,164)	(7,596)	(12,366)

Net cash provided by (used in) investing activities	51,583	(9,288)	(8,873)

Cash flows from financing activities:
Repayment of capital lease obligations	—	—	(745)
Proceeds from issuance of Common Stock, net of repurchases	3,074	6,584	9,332
Repayment of notes receivable from stockholders	39	346	861

Net cash provided by financing activities	3,113	6,930	9,448

Net increase (decrease) in cash and cash equivalents	31,478	(16,543)	(2,804)
Cash and cash equivalents at beginning of year	123,374	139,917	142,721

Cash and cash equivalents at end of year	$154,852	$123,374	$139,917

Non-cash investing and financing activities:

Unearned stock compensation (recovery)	$658	$(5,082)	$1,582

DMI escrow shares retained	$—	$—	$662

The accompanying notes are an integral part of these consolidated financial statements.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

Agile Software Corporation (“Agile”) was incorporated in California on March 13, 1995 and is headquartered in San Jose, California. We reincorporated in Delaware in June 1999. We develop and sell a broad suite of product lifecycle management integrated software applications that enable customers to collaborate over the Internet with their supply and design chain partners to manage the product record in a product supply chain, and the business processes that contribute to and utilize the product record. These product lifecycle management solutions speed the “build” and “buy” process across the virtual manufacturing network, and manage product content and critical communication, collaboration and commerce transactions among original equipment manufacturers, electronic manufacturing services providers, customers and suppliers.

Principles of consolidation and basis of presentation

The accompanying consolidated financial statements include the accounts of Agile and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation. These reclassifications have no impact on previously reported net loss or cash flows.

Use of estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash, cash equivalents, and short-term investments

We consider all highly liquid investment securities with remaining maturities of three months or less at the date of purchase to be cash equivalents. We determine the appropriate classification of our investments in marketable securities at the time of purchase, and re-evaluate this designation at each balance sheet date. We classify all securities as “available-for-sale” and carry them at fair value with unrealized gains or losses related to these securities included as a component of stockholders’ equity in the consolidated balance sheet. Our investment objectives include the safety and preservation of invested funds and liquidity of investments that is sufficient to meet cash flow requirements. Cash, cash equivalents, and short-term investments in debt and equity securities are placed with high credit quality financial institutions, commercial companies and government agencies in order to limit the amount of credit exposure. Realized gains and losses are determined using the specific identification method.

Impairment of investments

Impairment of investments in non-publicly traded companies is assessed quarterly based upon the investee company’s business prospects, financial condition, subsequent financings, liquidity and comparable public

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

company market values. If we determine an impairment is necessary, the cost basis of the investment is written down to its estimated fair value and the amount of the write down is reflected as a charge to other expenses.

Concentrations of credit risk

Our cash, cash equivalents, investments and accounts receivable are potentially subject to concentration of credit risk. Cash, cash equivalents and investments are deposited with financial institutions that we believe are of high credit quality. Our accounts receivables are derived from revenue earned from customers located primarily in the U.S., Europe, Japan and the Asia-Pacific region. We perform ongoing credit evaluations of our customers and to date have not experienced any material losses.

For fiscal 2003, 2002 and 2001, no customers accounted for more than 10% of total revenues. At April 30, 2003, one customer represented approximately 22% of net accounts receivable. At April 30, 2002, no customers accounted for more than 10% of net accounts receivable.

We perform ongoing credit evaluations of our customers’ financial condition and, generally, require no collateral from our customers. We maintain an allowance for doubtful accounts receivable based on the expected collectibility of accounts receivable.

We sell our products to end-users and through resellers. We continuously monitor our customer account balances and actively pursue collections on past due balances. We maintain an allowance for doubtful accounts that is based upon historical collections performance, and also include a component for certain known customer collections. If actual bad debts differ from the reserves calculated based on historical trends and known customer issues, we record an adjustment to bad debt expense in the period in which the difference occurs.

Fair value of financial instruments

Our financial instruments, including cash, cash equivalents, investments, accounts receivable, accounts payable, and notes payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

Prepaid software license fees

Prepaid software license fees are paid to third party software developers under development arrangements for technology integrated into or sold with our products. We amortize the prepaid license fees to cost of revenues based either upon the actual number of units of the related product that we ship or net revenue earned on the related product, over the period of the agreement with the third party developer or the expected life of the software product, depending upon the terms of the respective development contract. We evaluate the future realization of such costs quarterly and charge to operations any amounts that we deem unlikely to be fully realized through future sales of the related software product, or changes in our planned use of the technology. Such costs are classified as current and noncurrent assets based upon estimated product release date.

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Computer equipment and software are depreciated on a straight-line basis over eighteen to thirty-six months. Furniture and fixtures are depreciated on a straight-line basis over five years. Leasehold improvements are amortized over the shorter of the lease term or the useful life of the improvements. Repairs and maintenance costs are expensed as incurred.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising expense

We expense the costs of producing advertisements at the time production occurs, and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Advertising is included in sales and marketing expense and totaled $345,000, $288,000 and $2.2 million, for fiscal 2003, 2002, and 2001, respectively.

Software development costs

Development costs for software to be sold or otherwise marketed are included in research and development and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or in the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility, which we have defined as the establishment of a working model, which typically occurs when the beta testing commences, and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, we have not capitalized any software development costs.

Goodwill and intangible assets

On May 1, 2002, we adopted Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, goodwill is no longer subject to amortization. Rather, we evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and we then compare the “implied fair value” of the goodwill to its carrying amount to determine the impairment loss, if any. Annual goodwill impairment testing will be performed, at a minimum, during the fourth quarter of each fiscal year.

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.” Factors we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, or a significant decline in our market capitalization relative to net book value. An asset is considered impaired if its carrying amount exceeds the future net cash flow the asset is expected to generate. If such asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair market value. We assess the recoverability of our long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows using a discount rate reflecting our average cost of capital.

Revenue recognition

We recognize revenue in accordance with Statement of Position, or SOP, 97-2, “Software Revenue Recognition,” as amended. We recognize license revenues when all of the following criteria are met: persuasive

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

evidence of an arrangement exists, the fee is fixed or determinable, collection of the related receivable is reasonably assured, delivery of the product has occurred and the customer has accepted the product (including the expiration of an acceptance period) if the terms of the contract include an acceptance requirement. In the event that we grant a customer the right to specified upgrades and vendor-specific objective evidence of fair value exists for such upgrades, we defer license revenue in an amount equal to this fair value until we have delivered the specified upgrade. If vendor-specific objective evidence of fair value does not exist, then we defer recognition of the entire license fee until we deliver the specified upgrade. If professional services are essential to the functionality of the other elements of the arrangement, we defer recognition of revenue until we have satisfied our professional services obligations. To date, professional services have not been essential to the functionality of the other elements, and thus have been accounted for separately.

We consider a non-cancelable agreement signed by the customer and us to be evidence of an arrangement. Delivery is considered to occur when media containing the licensed programs is provided to a common carrier, or the customer is given electronic access to the licensed software. Our typical end user license agreements do not contain acceptance clauses. We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment. If the fee is not fixed or determinable, we recognize revenue as the amounts become due and payable. Reasonable assurance of collection is based upon our assessment of the customer’s financial condition through review of their current financial statements or credit reports. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. If we determine that collection is not reasonably assured, we defer the revenue and recognize the revenue upon cash collection.

When our software licenses contain multiple elements, we allocate revenue to each element based on the relative fair values of the elements. Multiple element arrangements generally include post-contract support (PCS or support), software products, and in some cases, other professional service. Revenue from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as PCS, based on the relative fair values of the elements specific to us. Our determination of fair value of each element in multi-element arrangements is based on vendor-specific objective evidence, which is generally determined by sales of the individual element to third parties or by reference to a renewal rate specified in the related arrangement.

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

Customers typically prepay maintenance fees for the first 12 months and the related maintenance revenues are recognized ratably monthly over the term of the maintenance contract. Maintenance contracts include the right to unspecified upgrades on a when-and-if available basis, and ongoing support.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred revenue include amounts received from customers for which revenue has not yet been recognized that generally results from deferred maintenance, consulting or training services not yet rendered and license revenue deferred until all requirements under SOP 97-2 are met. Deferred revenue is recognized upon delivery of our products, as services are rendered, or as other requirements requiring deferral under SOP 97-2 are satisfied.

Comprehensive loss

Our comprehensive loss includes all changes in equity (net assets) during a period from non-owner sources. The change in comprehensive loss for all periods presented resulted from unrealized gains and losses on investments.

Stock compensation

We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and comply with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Under APB Opinion No. 25, unearned compensation is based on the difference, if any, on the date of the grant, between the fair value of our Common Stock and the exercise price. Unearned compensation is amortized and expensed in accordance with Financial Accounting Standards Board, or FASB, Interpretation No., or FIN, 28 using the multiple option approach.

We account for stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force, or EITF, No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Fair value disclosures

Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if we had accounted for our stock-based compensation plans under the fair value method of that statement.

The fair value of shares and options issued pursuant to our stock-based compensation plans at the grant date were calculated using the Black-Scholes option pricing model as prescribed by SFAS No. 123 with the following weighted average assumptions:

	Stock Option Plans			Purchase Plan
	Fiscal Year Ended April 30,			Fiscal Year Ended April 30,
	2003	2002	2001	2003	2002	2001
Dividend yield	—	—	—	—	—	—
Expected volatility	84%	98%	100%	84%	98%	100%
Average risk-free interest rate	2.85%	4.50%	4.60%	1.15%	1.91%	3.97%
Expected life (in years)	5	5	5.5		.5	.5

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of highly subjective assumptions including the expected stock price volatility. We use projected volatility rates, which are based upon historical volatility rates trended into future years. Because our employee stock options

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options. Based upon the above assumptions, the weighted average fair valuation per share of options granted under the option plans during fiscal 2003, 2002 and 2001 was $5.17, $8.82, and $24.20, respectively. The weighted average fair valuation per share of shares granted under the Purchase Plan during fiscal 2003, 2002 and 2001 was $3.01, $5.31 and $22.42, respectively.

Had we recognized the fair value of our stock-based compensation plans under the provisions of SFAS No. 123, our net loss would have been increased to the pro forma amounts below for fiscal 2003, 2002 and 2001, respectively (in thousands, except per share amounts):

	Fiscal Year Ended April 30,
	2003	2002	2001
Net loss reported	$(36,131)	$(34,543)	$(125,336)
Add: Stock compensation included in reported net loss	2,632	282	16,052
Less: Stock compensation under the fair value method	(32,199)	(12,324)	(134,445)

Pro forma net loss	$(65,698)	$(46,585)	$(243,729)

Net loss per share and diluted share as reported	$(0.75)	$(0.73)	$(2.74)

Pro forma net loss per basic and diluted share	$(1.35)	$(0.98)	$(5.33)

Income taxes

We account for income taxes under the asset and liability approach, which recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax basis of assets and liabilities and their financial statement reported amounts. We record a valuation allowance against deferred tax assets when it is more likely than not that such assets will not be realized.

Foreign currency translation

For foreign operations where the local currency is the functional currency, assets and liabilities are translated into U.S. dollars at the exchange rate on the balance sheet date. Income and expense items are translated at average rates of exchange prevailing during each period. Translation adjustments are accumulated in other comprehensive income as a component of stockholders’ equity.

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

Segment information

We consider ourselves to be one reportable operating segment, specifically the development, marketing and selling of our enterprise class product lifecycle management solutions, and operate across domestic and international markets. Substantially all of our identifiable assets are located in the United States. Information related to geographic segments is included in Note 13.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent accounting pronouncements

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FASB Interpretation No., or FIN, 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of certain variable interest entities where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. The interpretation applies immediately to variable interest entities created after January 31, 2003 and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We do not have any ownership in any variable interest entities as of April 30, 2003. We will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.

Accounting for Certain Financial Instruments

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatorily redeemable financial instruments, 2) obligations to repurchase the issuer’s equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 is not expected to have a material effect on our consolidated financial statements.

NOTE 2—NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share because the calculation of diluted net loss per share excludes potential common shares since their effect is antidilutive. Potentially dilutive common shares consist of unvested, restricted Common Stock and incremental common shares issuable upon the exercise of stock options and warrants.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Fiscal Year Ended April 30,
	2003	2002	2001
Numerator:
Net loss	$(36,131)	$(34,543)	$(125,336)

Denominator:
Weighted average shares	48,719	47,998	46,943
Weighted average unvested shares of restricted Common Stock subject to repurchase	(224)	(547)	(1,240)

Denominator for basic and diluted calculation	48,495	47,451	45,703

Net loss per share:
Basic and diluted	$(0.75)	$(0.73)	$(2.74)

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth potential shares of Common Stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive as of the dates indicated below (in thousands):

	As of April 30,
	2003	2002	2001
Warrants to purchase Common Stock	50	50	50
Unvested Common Stock subject to repurchase	189	336	916
Options to purchase Common Stock	15,135	12,010	15,919

	15,374	12,396	16,885

NOTE 3—BALANCE SHEET COMPONENTS:

Property and equipment comprise the following (in thousands):

	As of April 30,
	2003	2002
Computer hardware and software	$24,376	$23,751
Furniture and equipment	4,477	4,401
Leasehold improvements	2,922	2,227

	31,775	30,379
Less: Accumulated depreciation and amortization	(24,386)	(19,492)

	$7,389	$10,887

Depreciation and amortization of property and equipment totaled $7.5 million, $9.5 million, and $5.8 million for fiscal 2003, 2002 and 2001, respectively.

Accrued expenses and other liabilities comprise the following (in thousands):

	As of April 30,
	2003	2002
Accrued employee costs	$6,465	$6,034
Accrued professional fees	2,201	2,343
Accrued restructuring charges, current	1,689	2,711
Taxes payable	585	517
Other	2,692	2,515

	$13,632	$14,120

NOTE 4—CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS:

The following are the components of cash, cash equivalents and short-term investments (in thousands):

	April 30, 2003
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government debt securities	$138,631	$65	$—	$138,696
Corporate debt securities	52,873	32	—	52,905
Foreign debt securities	7,518	1	(5)	7,514

Total available for sale securities	199,022	98	(5)	199,115
Cash and money market funds	57,852	—	—	57,852

Total cash, cash equivalents and short-term investments	$256,874	$98	$(5)	$256,967

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	April 30, 2002
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Government debt securities	$39,831	$25	$(9)	$39,847
Corporate debt securities	88,201	89	(28)	88,262
Foreign debt securities	31,038	32	(1)	31,069
Commercial paper	15,986	—	(16)	15,970

Total available for sale securities	175,056	146	(54)	175,148
Cash and money market funds	110,401	—	—	110,401

Total cash, cash equivalents and short-term investments	$285,457	$146	$(54)	$285,549

At April 30, 2003 and 2002, all marketable debt securities had scheduled maturities of less than one year. At April 30, 2003 and 2002, marketable debt securities totaling $97.0 million and $13.0 million, respectively, had maturities of less than three months from the date of purchase, and are classified as cash equivalents.

NOTE 5—OTHER ASSETS:

Other assets include investments in equity instruments of privately held companies, which amounted to zero and $3.5 million as of April 30, 2003 and 2002, respectively. These investments, accounted for using the cost method and consisting primarily of investments in Preferred Stock, are reviewed each reporting period for declines considered other-than-temporary, and, if appropriate, written down to their estimated fair value.

During fiscal 2003 and 2002, we determined that such investments had incurred a decline in value that was other-than-temporary and, accordingly, their carrying amounts were reduced to their estimated fair value by a charge to other income (expense) of $3.7 million and $1.4 million in fiscal 2003 and 2002, respectively.

Other assets also include prepaid software license fees paid to third party software developers for technology integrated into our products, which amounted to $1.6 million and $4.7 million as of April 30, 2003 and 2002, respectively. We evaluate the future realization of such costs quarterly and charges to operations any amounts that we deem unlikely to be fully realized through future sales. Such prepaid software license fees are classified as current and noncurrent assets based upon estimated product release date.

During fiscal 2003 and 2002, we determined that the carrying value of certain prepaid software license fees exceeded their net realizable value as a result of a revised forecast of future revenues prepared during the respective period showing lower than anticipated product sales. Accordingly, a charge of approximately $2.7 million and $1.7 million for fiscal 2003 and 2002, respectively, is included in the statement of operations under restructuring and other charges to reflect the write-down of the prepaid software license fees to its estimated net realizable value.

NOTE 6—BUSINESS COMBINATIONS:

During fiscal 2003, we acquired oneREV, Inc. (“oneREV”) and ProductFactory, Inc. (“ProductFactory”), which were each accounted for under the purchase method of accounting and, accordingly, the results of operations of each acquisition are included in the accompanying consolidated statement of operations since the acquisition date.

The net tangible assets and liabilities were recorded at their fair values, which approximated their carrying amounts at the respective acquisition dates. We determined the valuation of the intangible assets using future

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

revenue assumptions and a valuation report from an independent appraiser. The amounts allocated to in-process technology were determined through established valuation techniques in the technology and software industries and were expensed upon acquisition because no future alternative uses existed for the technology. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the acquired intangible assets. Key assumptions included a discount factor of ranging from 30% to 36%, and estimates of revenue growth, maintenance renewal rates, cost of sales, operating expenses and taxes. Research and development costs to bring the products acquired to technological feasibility are not expected to be significant. The purchase price in excess of identified tangible and intangible assets was allocated to goodwill.

oneREV

On December 20, 2002, we acquired a 100% interest in oneREV, a developer of supply chain management software and services, for $1.7 million in cash. In addition, we incurred $197,000 in acquisition expenses, including legal fees and other direct transaction costs resulting in an aggregate purchase price of $1.9 million. Of the total purchase price, $82,000 was allocated to cash, accounts receivable, property and equipment, accounts payable and other liabilities, and notes payable, and the remainder was allocated to in-process technology ($300,000), other identifiable intangible assets, consisting of developed technologies ($700,000), and goodwill ($840,000). The acquired identifiable intangible assets are being amortized on a straight-line basis over a weighted-average period of five years.

The amount of the purchase consideration was determined through arm’s-length negotiation. An affiliate of Mohr Davidow Ventures, who originally invested $7.2 million in oneREV and was the major stockholder, received $1.3 million as its portion of the purchase consideration upon the acquisition of oneREV by Agile, fifteen percent of which will be held in escrow for 180 days to satisfy any claims that Agile may have against oneREV for breach of representations and warranties made under the agreement. In addition, an affiliate of Mohr Davidow Ventures was the holder of 2.7 million shares of Common Stock of Agile at the time of the transaction. Nancy Schoendorf, a general partner of Mohr Davidow Ventures, was a member of the Board of Directors of oneREV and is a member of the Board of Directors of Agile. Erik Straser, a general partner of Mohr Davidow Ventures, was a member of the Board of Directors of oneREV. Mr. Bryan D. Stolle, Chief Executive Officer and Chairman of the Board of Agile, originally invested $100,000 in exchange for shares of Preferred Stock of oneREV, and was formerly a member of the Board of Directors of oneREV. Mr. Stolle received $19,000 as his portion of the purchase consideration upon the acquisition of oneREV by Agile, fifteen percent of which will be held in escrow for 180 days to satisfy any claims that Agile may have against oneREV of breach of representations and warranties made under the Agreement. Neither Ms. Schoendorf nor Mr. Stolle participated in negotiations concerning the amount of purchase consideration payable to oneREV stockholders.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro forma financial information

The following table presents the unaudited pro forma financial information for oneREV and us as if the acquisition had occurred as of the beginning of fiscal 2003 and 2002, respectively (in thousands, except per share amounts):

	Fiscal Year Ended April 30,
	2003	2002
	(unaudited)
Pro forma net revenue	$70,581	$77,814

Pro forma net loss	$(39,295)	$(40,324)

Pro forma net loss per basic and diluted share	$(0.81)	$(0.85)

Pro forma shares outstanding	48,629	47,585

These results are presented for illustrative purposes only and are not necessarily indicative of the actual operating results or financial position that would have occurred if the transaction had been consummated at the beginning of each period.

ProductFactory

On March 27, 2003, we acquired a 100% interest in ProductFactory, a product development program and portfolio management company, for $2.5 million in cash. In addition, we incurred $80,000 in acquisition expenses, including legal fees and other direct transaction costs resulting in an aggregate purchase price of $2.6 million. Additional consideration of up to $2.5 million may be earned, based upon future net revenues from sales of the product, through no later than July 31, 2004. These additional amounts will be recorded as additional purchase price, if earned. Of the total purchase price, $1.9 million was allocated to net liabilities assumed, including accounts payable and other liabilities, and notes payable, and the remainder was allocated to in-process technology ($100,000), other identifiable intangible assets, consisting of developed technologies ($400,000), and goodwill ($3.9 million). The acquired identifiable intangible assets are being amortized on a straight-line basis over a weighted-average period of four years. Pro forma financial information for ProductFactory has not been presented as the impact is not significant.

NOTE 7—GOODWILL AND INTANGIBLE ASSETS

In connection with our adoption of SFAS No. 142 on May 1, 2002, we reassessed the useful lives and the classification of our identifiable intangible assets related to our acquisition of Digital Market, Inc. (DMI), which closed in November 1999. Based upon such assessment, we reclassified $2.1 million of our other intangible assets, representing acquired workforce-in-place to goodwill and ceased amortization of such amounts. We had previously amortized $1.7 million associated with these intangible assets through fiscal 2002.

The changes in carrying amount of goodwill for the fiscal year ended April 30, 2003, are as follows (in thousands):

Balance as of April 30, 2002	$—
Goodwill acquired	4,742
Reclassification of acquired workforce to goodwill	408

Balance as of April 30, 2003	$5,150

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the fourth quarter of fiscal 2001, we performed an impairment assessment of the identifiable intangibles and goodwill recorded upon the acquisition of DMI. This assessment was performed primarily as a result of our decision in February 2001 to discontinue the further development of the products acquired in the DMI acquisition. As a result of the assessment, we recorded a $55.2 million impairment charge reflecting the amount by which the carrying value of the assets exceeded the estimated future discounted cash flows. The charge was determined based upon the estimated discounted future cash flows from the specific products acquired using a discount rate of 25%. The assumptions supporting such cash flows and the discount rate were determined using our best estimates. No write down of goodwill or other intangible assets occurred during fiscal 2003 or 2002.

The following table summarizes the adjusted results of operations had we applied the provisions of SFAS No. 142 in fiscal 2002 and 2001 (in thousands, except per share amounts):

	Fiscal Year Ended April 30,
	2003	2002	2001
Net loss as reported	$(36,131)	$(34,543)	$(125,336)
Adjustments:
Goodwill amortization	—	—	34,608
Acquired workforce amortization	—	700	700

Adjusted net loss	$(36,131)	$(33,843)	$(90,028)

Net loss per basic and diluted share as reported	$(0.75)	$(0.73)	$(2.74)
Adjustments:
Goodwill amortization	—	—	0.76
Acquired workforce amortization	—	0.02	0.01

Adjusted net loss per basic and diluted share	$(0.75)	$(0.71)	$(1.97)

The components of acquired identifiable intangible assets are as follows (in thousands):

	April 30, 2003			April 30, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Developed technologies	$1,190	$(110)	$1,080	$90	$(56)	$34
Acquired workforce	—	—	—	2,100	(1,692)	408

	$1,190	$(110)	$1,080	$2,190	$(1,748)	$442

All of our acquired identifiable intangible assets are subject to amortization. As of April 30, 2003, acquired identifiable intangible assets are comprised of developed technologies and are being amortized over a weighted average period of approximately five years. No significant residual value is estimated for the intangible assets. Aggregate amortization expense for intangible assets totaled $54,000 and $756,000 for fiscal 2003 and 2002, respectively.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of April 30, 2003, the estimated future amortization expense of acquired intangible assets is as follows (in thousands):

Fiscal Years:
2004	$240
2005	240
2006	240
2007	240
2008	120
Thereafter	—

$1,080

NOTE 8—RESTRUCTURING AND OTHER CHARGES:

As a result of unfavorable global economic conditions and a reduction in information technology spending around the world, during the fourth quarter of fiscal 2002, we announced a worldwide restructuring program to reduce expenses to align our operations and cost structure with market conditions. During the fourth quarter of fiscal 2002, we recorded $6.3 million of restructuring and other charges associated with the worldwide restructuring plan. Our restructuring plan and associated costs consisted of $2.4 million for severance benefits and other associated costs resulting from our reduction in personnel, which included $447,000 in stock compensation charges, $729,000 to downsize and close excess facilities, $902,000 relating to write-down of leasehold improvements and prepaid software licenses resulting from discontinued projects, and $2.2 million of other charges related to the impairment of certain other assets, including $1.7 million of non-refundable prepaid software license fees for which we determined that the carrying value exceeded its net realizable value as a result of revised forecasts of future revenues showing lower than anticipated sales for the products in which the third party licensed software was embedded.

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

The significant activity within and components of the restructuring and other charges as of and for fiscal 2002 are as follows (in thousands):

	Fiscal 2002
	Total Charge	Non-cash Charges	Accrual at April 30, 2002
Workforce reductions	$2,429	$(447)	$1,982
Facilities costs	729	—	729
Equipment and other asset write-offs	902	(902)	—

Subtotal	4,060	(1,349)	2,711
Other charges	2,197	(2,197)	—

Total	$6,257	$(3,546)	$2,711

In the second quarter of fiscal 2003, we recorded $7.8 million of additional restructuring and other charges. Included in the restructuring charge are facilities costs of $4.6 million, which generally represent lease

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

commitment costs for office space that we no longer occupy. Also included in the restructuring charge is a reduction of estimated sublease income related to excess facilities identified during the fourth quarter of fiscal 2002, due to further deterioration of the real estate market in the San Jose area. Equipment and other write-offs of $485,000 related principally to write-off of excess fixed assets resulting from the restructuring plan. Other charges of $2.7 million related to the impairment of certain prepaid software license fees for which we determined that the carrying value of the non-refundable prepaid license fees exceeded its net realizable value as a result of revised forecasts of future revenues showing lower than anticipated sales for the products in which the third party licensed software was embedded. These estimates will be reviewed and revised quarterly and may result in an increase to restructuring expense should we not be able to lease the properties in a reasonable period or at a rate significantly different than estimated.

The significant activity within and components of the restructuring and other charges as of and for fiscal 2003 are as follows (in thousands):

	Accrual at April 30, 2002	Fiscal 2003
		Total Charge	Non-cash Charges	Cash Payments	Accrual at April 30, 2003
Workforce reductions	$1,982	$—	$—	$(1,982)	$—
Facilities costs	729	4,657	—	(1,135)	4,251
Equipment and other write-offs	—	485	(485)	—	—

Subtotal	2,711	5,142	(485)	(3,117)	4,251
Other charges	—	2,694	(2,694)	—	—

Total	$2,711	$7,836	$(3,179)	$(3,117)	$4,251

Included in accrued expenses and other liabilities					$1,689
Included in accrued restructuring, non-current					2,562

					$4,251

As a result of our restructuring plans, we expect to realize annualized cost reductions of approximately $12.0 million in salary and benefit costs and $1.1 million in facility costs. The remaining cash payments relating to facilities and leases are expected to be paid through March 2007.

NOTE 9—INCOME TAXES:

For each of fiscal 2003, 2002 and 2001, we incurred net operating losses, and accordingly, other than the provision for foreign taxes in fiscal 2003 and 2002, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. At April 30, 2003, we had approximately $138.3 million of federal and $75.1 million of state net operating loss, respectively. The net operating loss carryforwards will begin to expire in 2011 and 2004 for federal and California purposes, respectively, if not utilized. Included in the net operating loss is $57.8 million of federal and $44.7 million of state net operating loss carryforwards relating to employee stock options, the benefit of which will be credited to equity when realized.

At April 30, 2003, we had federal and California research and experimentation tax credit carryforwards of approximately $2.9 million and $2.8 million, respectively. These federal tax credit carryforwards begin to expire in tax year 2010, if not utilized. The California tax credit carryforwards do not expire. The extent to which these tax credit carryforwards can be used to offset future taxes may be limited under Section 382 of the Internal Revenue Code and applicable state law.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. In the event we have a change in ownership, utilization of the carryforwards could be restricted.

The components of our deferred tax assets/liabilities are as follows (in thousands):

	As of April 30,
	2003	2002
Deferred tax assets:
Depreciation and amortization	$1,483	$1,417
Reserves and accruals	11,155	8,039
Credit carryforwards	6,203	5,108
Net operating loss carryforwards	53,881	41,159

Total deferred tax assets	72,722	55,723
Less: valuation allowance	(72,722)	(55,723)

Net deferred tax assets	$—	$—

For financial reporting purposes, we have incurred a loss in each period since its inception. Based on the available objective evidence, including our history of losses, we believe it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, we provided for a full valuation allowance against our net deferred tax assets at April 30, 2003 and 2002.

A reconciliation between the amount of income tax benefit determined by applying the applicable U.S. statutory income tax rate to pre-tax loss is as follows:

	Fiscal Year Ended April 30,
	2003	2002	2001
Federal statutory rate	(34)%	(34)%	(34)%
State tax, net of federal impact	(7)	(13)	(1)
Acquisition and related amortization	1	1	9
Nondeductible stock compensation	3	—	4
Tax credit carryforwards generated	(1)	(2)	(1)
Write-off of acquisition-related assets and impairments	4	1	18
Deferred tax assets not benefited	37	47	5

	3%	—%	—%

NOTE 10—STOCKHOLDERS’ EQUITY:

Preferred Stock

We are authorized to issue 10.0 million shares of $0.001 par value Preferred Stock. Our Board of Directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. At April 30, 2003 and 2003, there were no shares issued or outstanding.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rights Agreement

During fiscal 2001, we adopted a Stockholder Rights Plan (the “Rights Agreement”). Pursuant to the Rights Agreement, rights were distributed at the rate of one right for each share of Common Stock owned by our stockholders of record on April 26, 2001. The rights expire on April 2, 2011 unless extended or earlier redeemed or exchanged by us.

Under the Rights Agreement, each right entitles the registered holder to purchase one one-thousandth of a share of our Series A Preferred stock at a price of $120.00 per share. The rights will become exercisable only if a person or group acquires beneficial ownership of 15% or more of our Common Stock or commences a tender offer or exchange offer upon consummation of which such person or group would beneficially own 15% or more of our Common Stock.

Common Stock

On September 26, 2001, shareholders approved an amendment to our Certificate of Incorporation to increase the number of authorized common shares from 100 million to 200 million.

Restricted stock

We have previously granted stock to certain founders and employees under a restricted stock plan. This plan was terminated in June 1999. Through June 1999, we had sold 4.5 million shares of Common Stock to such founders and employees that were subject to certain repurchase rights by us. We have a right of first offer in connection with any proposed sale or transfer of these shares and have the right to repurchase these shares at the original issue price. Our right of first offer and right to repurchase such shares declines on a percentage basis, usually over four years, based on the length of the employees’ continual employment with us. At April 30, 2003, there were no shares of founders restricted stock outstanding and 31,000 shares granted to employees under our restricted stock plan were subject to repurchase at a weighted average price of $0.40 per share.

Certain of these and other shares were issued in exchange for notes receivable, which are full recourse and additionally collateralized by the underlying shares of Common Stock. These notes receivable are payable on various dates through March 2004 and bear interest at rates ranging from 4.5% to 7.4%. These notes receivable have been included as a component of stockholders’ equity.

In January 2003, we issued 134,000 shares of Common Stock to certain employees under restricted stock agreements. These restrictions lapse over two years, based upon the employees’ continual employment with us. In the event an employee terminates prior to the restrictions lapsing, we have the right to repurchase any unvested shares at the original issue price of $0.001 per share. At April 30, 2003, there were 129,000 shares outstanding under the restricted stock agreements, of which 97,000 shares were subject to repurchase.

Warrant

In September 2000, in connection with a marketing alliance with a business partner, we issued a warrant to purchase 50,000 shares of our Common Stock at an exercise price of $67.05 per share, the fair value of our Common Stock on the date of the agreement. We recorded a charge of $2.0 million representing the fair value of the warrant, estimated using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free rate of 5.75%, expected life of 3 years, expected dividend rate of 0%, and volatility of 80%. Such amount is presented as a reduction of stockholders’ equity and is being amortized to expense over the three-year life of the marketing alliance.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The warrant was granted on a non-contingent basis and vested immediately. The warrant is not subject to repurchase, nor does it require substantial performance for the third party to exercise. The marketing alliance is a three-year non-exclusive cooperative agreement, which is designed to enhance the third party’s and our potential revenues in their respective areas, and credibility in collaborative manufacturing commerce without constraining each other’s business. The third party and we will be responsible for their own cost and expenses in performing joint marketing and sales activities.

Upon our merger or consolidation with or sale or conveyance of all of its assets to any other corporation or entity, to the extent that the warrant has not been exercised in full by the effective date of such transaction, this warrant shall terminate. The warrant was outstanding as of April 30, 2003.

Unearned stock compensation

In connection with certain stock option grants and cancellations during fiscal 2003, 2002 and 2001, we recorded/(recovered) unearned stock compensation cost totaling $658,000, $(5.1) million and $1.6 million, respectively, which is being amortized over the vesting period of the related options, generally five years, using the multiple option approach. We record unearned stock compensation when we issue restricted Common Stock or options to purchase Common Stock with exercise prices below fair value at the date of issue. In fiscal 2002, we recovered $5.1 million in unearned stock compensation as the related options were cancelled during that year.

Amortization of unearned stock compensation totaled $2.6 million, $282,000 and $16.1 million for fiscal 2003, 2002 and 2001, respectively.

During fiscal 2003, 2002 and 2001, we terminated employment of individuals for whom we had recorded deferred stock compensation and had recognized related expense on unvested options using an accelerated method. Accordingly, during fiscal 2003, 2002 and 2001, we reduced unearned stock compensation, which would have been amortized to future expense, of $924,000, $4.2 million and $1.7 million, respectively.

Amortization of employee and non-employee stock options, and recoveries due to cancellations were as follows (in thousands):

	Fiscal Year Ended April 30,
	2003	2002	2001
Amortization—employees	$2,512	$3,198	$13,459
Amortization—non-employees	892	760	3,648
Recovery—employees	(772)	(3,676)	(1,055)

Net amortization	$2,632	$282	$16,052

NOTE 11—EMPLOYEE BENEFIT PLANS:

401(k) plan

Our employee savings and retirement plan is qualified under Section 401 of the Internal Revenue Code. Employees may elect to reduce their current compensation by up to the statutory prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. We provide a 50% match to employee contributions up to $1,500. Our employees may elect to participate in our 401(k) plan. We made contributions to the 401(k) plan in fiscal 2003, 2002 and 2001 of $394,000, $610,000 and $794,000, respectively.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Plans

1995 Stock option plan

In May 1995, we adopted the 1995 Stock Option Plan (the “1995 Plan”), which, as amended, provides for the issuance of incentive and nonqualified stock options to our employees, directors and consultants. Under the 1995 Plan, 13.8 million shares have been authorized for issuance as of April 30, 2003. This reserve will be automatically increased on the first day of each fiscal year by the lesser of 1.0 million shares per year, or 5% of the number of shares of our Common Stock which were issued and outstanding on the last day of the preceding fiscal year or a number of shares determined by our Board of Directors. Options granted under the 1995 Plan are for periods not to exceed ten years and options must be issued at prices not less than 100% and 85%, for incentive and nonqualified stock options, respectively, of the estimated fair value of the stock on the date of grant. Options granted to stockholders who own greater than 10% of the outstanding stock are for periods not to exceed five years, and must be issued at prices not less than 110% of the estimated fair value of the stock on the date of grant. Options are exercisable upon grant and generally vest 25% or 20% at the end of the first year and at a rate of 1/36 or 1/48 per month thereafter such that they vest over four or five years, respectively. As of April 30, 2003, there were 1.7 million shares available for issuance under the 1995 Plan.

Employee stock purchase plan

In June 1999, our Board of Directors adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”), which became effective on the date of our initial public offering, and reserved 1.0 million shares of Common Stock for issuance thereunder. This reserve was automatically increased to 2.0 million shares on May 1, 2000 and will increase each May 1 thereafter until and including May 1, 2009, by an amount equal to the lesser of 1.0 million shares per year, 2% of the number of shares of Common Stock which are issued and outstanding on the last day of the preceding fiscal year or a number of shares determined by our Board of Directors. Employees generally will be eligible to participate in the Purchase Plan if they are employed by us for more than 20 hours per week and more than five months in a fiscal year end. In general, the price at which the Common Stock is purchased under the Purchase Plan is 85% of the lesser of the fair market value of our Common Stock on the first day of the applicable offering period or on the purchase date. Employees generally may not purchase more than 2,000 shares in a six-month period or stock having a value greater than $25,000 in any calendar year as measured at the beginning of the offering period.

Under the Purchase Plan, we issued 333,000 shares of Common Stock at an average price per share price of $5.65 in fiscal 2003, 307,000 shares at an average price per share of $8.50 in fiscal 2002, and 250,000 shares at an average price per share of $11.57 in fiscal 2001. As of April 30, 2003, there were 2.9 million shares available for issuance under the Purchase Plan.

2000 Nonstatutory stock option plan

In February 2000, we adopted the 2000 Nonstatutory Stock Option Plan (the “2000 Plan”), which provides for the issuance of nonqualified stock options to our employees and consultants. Under the 2000 Plan, 19.5 million shares of Common Stock have been authorized for issuance. Options granted under the 2000 Plan must be issued at prices not less than 85% of the estimated fair value of our Common Stock on the date of grant. Our Board of Directors, or a committee designated Board, determines the vesting schedule and term of each grant. As of April 30, 2003, there were 9.5 million shares available for issuance under the 2000 Plan.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Option exchange program

On October 18, 2001, we announced a voluntary stock option exchange program for our employees. Under the program, our option holders had the opportunity to cancel outstanding options with an exercise price in excess of $15.00 per share in exchange for new options granted on May 31, 2002. The new options granted under the program were for approximately 2.5 million shares of Common Stock at an exercise price of $8.34 per share, which was the fair market value of the our Common Stock on May 31, 2002, based upon the closing sales price of our Common Stock on the Nasdaq National Market on that date. Under the exchange program 4.0 million shares of our Common Stock were tendered and cancelled. The replacement options have terms and conditions that are substantially the same as those of the canceled options. The exchange program did not result in any additional compensation charges or variable plan accounting. Members of our Board of Directors did not participate in this program.

The following table summarizes activity under all stock option plans (shares in thousands):

	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price
Balance at April 30, 2000	2,192	9,335	$22.95
Options authorized	9,500	—	—
Options granted	(8,615)	8,615	27.86
Options exercised	—	(870)	7.48
Options canceled	1,161	(1,161)	26.23
Unvested shares repurchased	91	—	—

Balance at April 30, 2001	4,329	15,919	26.13
Options authorized	1,000	—	—
Options granted	(5,384)	5,384	10.30
Options exercised	—	(865)	4.98
Options canceled	8,428	(8,428)	35.84
Unvested shares repurchased	239	—	—

Balance at April 30, 2002	8,612	12,010	13.68
Options authorized	6,000	—	—
Options granted	(8,640)	8,640	6.68
Options exercised	—	(276)	4.43
Options canceled	5,239	(5,239)	12.60
Unvested shares repurchased	29	—	—

Balance at April 30, 2003	11,240	15,135	$10.22

As of April 30, 2003, 61,000 outstanding shares of Common Stock purchased under the stock option plans were subject to repurchase at a weighted average purchase price of $2.21 per share. Upon termination of employment, unvested shares previously purchased under the plans are subject to repurchase by us at a price equal to the exercise price.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the information about stock options outstanding and exercisable as of April 30, 2003 (shares in thousands, except per share data):

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price
$0.01-$5.11	2,497	8.18	$4.23	821	$3.89
5.41- 6.25	2,578	9.24	6.10	115	5.96
6.32- 7.65	1,451	9.48	6.83	92	7.62
8.00- 8.34	1,940	9.12	8.30	1,125	8.33
8.41- 9.75	1,834	8.61	9.57	765	9.58
9.80-10.00	142	8.42	9.87	44	9.88
10.31-10.31	1,918	7.92	10.31	1,221	10.31
10.69-20.69	2,200	7.40	18.10	1,276	18.80
21.81-64.00	574	6.74	41.59	366	43.79
68.00-68.00	1	7.49	68.00	—	68.00

$0.01-$68.00	15,135	8.46	$10.22	5,825	$12.76

NOTE 12—COMMITMENTS AND CONTINGENCIES:

Lease Obligations

We have entered into non-cancelable operating leases for office space with original terms ranging from 12 to 60 months. The terms of certain operating leases provide for rental payments on a graduated scale. We recognize expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid. The future minimum lease payments under these leases at April 30, 2003 are as follows (in thousands):

	Operating Leases
Fiscal Year Ending April 30,	Future Minimum Lease Payments	Less Sublease Income	Net Future Minimum Lease Payments
2004	$5,607	$432	$5,175
2005	5,250	—	5,250
2006	2,018	—	2,018
2007	458	—	458
2008	—	—	—

Total minimum lease payments	$13,333	$432	$12,901

Rent expense under non-cancelable operating leases was approximately $4.6 million, net of sublease rental income of $697,000, for fiscal 2003, $6.4 million, net of sublease rental income of $685,000, for fiscal 2002, and $3.6 million, net of sublease rental income of $349,000, for fiscal 2001.

See “Note 14—Subsequent Events” for additional lease commitments entered into after April 30, 2003.

Indemnification obligations

In the third quarter of fiscal 2003, we adopted FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosure about guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Our software license agreements typically provide for indemnification of customers for intellectual property infringement claims. To date, no such claims have been filed against us. We also warrant to customers that software products operate substantially in accordance with specifications. Historically, minimal costs have been incurred related to product warranties, and as such no accruals for warranty costs have been made. In addition, we are obligated to indemnify our officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to our certificate of incorporation, bylaws, and applicable Delaware law. The adoption of this standard did not have a material impact on our consolidated results of operations or financial position.

Litigation

On or around October 25, 2001, a class action lawsuit was filed on behalf of holders of Agile securities in the Southern District of New York against Agile Software Corporation, Bryan D. Stolle and Thomas P. Shanahan (collectively the “Agile Defendants”) and several investment banking firms that served as underwriters of our initial public offering and secondary offering. The case is now captioned In re Agile Software, Inc. Initial Public Offering Securities Litigation, 01 CIV 9413 (SAS), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). The operative amended complaint is brought purportedly on behalf of all persons who purchased our Common Stock from August 19, 1999 through December 6, 2000. It alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes. On February 19, 2003, the Court ruled on all defendants’ motions to dismiss.

The Court denied the motions to dismiss claims under the Securities Act of 1933 in all but 10 of the cases. In the case involving us, these claims were dismissed as to the initial public offering, but not the secondary offering. The Court denied the motion to dismiss the claim under Section 10(a) against us and 184 other issuer defendants, on the basis that the complaints in these cases alleged that the respective issuers had acquired companies or conducted follow-on offerings after their initial public offerings. As a consequence, the Court denied the motion to dismiss the Section 20(a) claims against the individual defendants. The Court dismissed the Section 10(a) claims against the individual defendants with prejudice.

We have decided to accept a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Agile Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of certain claims we may have against the underwriters. The Agile Defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which we do not believe will occur. The settlement will require approval of an unspecified percentage of issuers by July 31, 2003. The settlement

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

also will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement.

We are also subject to various other claims and legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition or results of operations.

NOTE 13—SEGMENT AND GEOGRAPHIC INFORMATION:

We have one operating segment, enterprise class product lifecycle management solutions. We market our products in the United States and in foreign countries through our direct sales force and indirect distribution channels.

The following geographic information is presented for the years ended April 30, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Revenues:
North America	$52,742	$67,226	$79,439
Japan	9,774	4,589	3,485
Europe	6,307	4,438	2,912
Asia-Pacific	1,686	1,518	1,223

	$70,509	$77,771	$87,059

No single customer has accounted for 10% or more of total revenues in fiscal 2003, 2002 or 2001.

NOTE 14—SUBSEQUENT EVENTS:

In May 2003, as part of our effort to reduce our long-term occupancy costs, we entered into a non-cancelable operating sublease for approximately 82,000 square feet of commercial office space in San Jose, California, for our headquarters. The sublease commences in or around July 2003 and ends in July 31, 2011. Rental commitments under the sublease provides for payments on a graduated scale totaling approximately $7 million. In connection with the upcoming move, we anticipate recording a restructuring charge of approximately $7 million to $9 million during the second quarter of fiscal 2004 primarily related to the remainder of our outstanding lease commitments for properties that we will be vacating.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15—UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA:

	Quarter				Fiscal Year
	First	Second	Third	Fourth
Fiscal 2003:
Total revenues	$16,024	$17,503	$17,878	$19,104	$70,509
Gross profit	10,687	12,141	12,849	13,854	49,531
Net loss (1)	(12,348)	(15,053)	(5,688)	(3,042)	(36,131)
Net loss per basic and diluted share (1)	$(0.26)	$(0.31)	$(0.12)	$(0.06)	$(0.75)
Fiscal 2002:
Total revenues	$23,325	$21,208	$18,047	$15,191	$77,771
Gross profit	18,631	16,902	14,057	11,200	60,790
Net loss (2)	(5,020)	(4,489)	(6,310)	(18,724)	(34,543)
Net loss per basic and diluted share (2)	$(0.11)	$(0.09)	$(0.13)	$(0.39)	$(0.73)

(1)	Net loss and net loss per basic and diluted share in the first quarter of fiscal 2003 includes a $2.6 million write down of long-term investments. Net loss and net loss per basic and diluted share in the second quarter of fiscal 2003 includes $7.8 million of restructuring and other charges. Net loss and net loss per basic and diluted share in the third quarter of fiscal 2003 includes a $1.1 million write down of long-term investments.
(2)	Net loss and net loss per basic and diluted share in the first quarter of fiscal 2002 includes a $1.4 million write down of long-term investments, partially offset by a reduction in merger related expenses related to a terminated merger. Net loss and net loss per basic and diluted share in the fourth quarter of fiscal 2002 includes $6.3 million of restructuring and other charges.

Schedule II—Consolidated Valuation and Qualifying Accounts

Allowance for doubtful accounts

	Balance at Beginning of Period	Provision for Bad Debt	Amounts Written Off	Balance at End of Period
	(in thousands)
For the Year Ended April 30, 2001	$603	$790	$143	$1,250
For the Year Ended April 30, 2002	$1,250	$399	$537	$1,112
For the Year Ended April 30, 2003	$1,112	$200	$154	$1,158

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

Certain information required by Part III is omitted from this annual report as we will file a definitive Proxy Statement for our 2003 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See the information set forth in the section entitled “Proposal No. 1—Election of Directors” in Agile’s Proxy Statement for the 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of Agile’s fiscal year ended April 30, 2003 (the “2003 Proxy Statement”), which is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

See the information set forth in the section entitled “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2003 Proxy Statement, which is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the information set forth in the section entitled “Stock Ownership of Certain Beneficial Owners and Management” in the 2003 Proxy Statement, which is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the information set forth in the section entitled “Certain Relationships and Related Transactions” in the 2003 Proxy Statement, which is incorporated herein by reference.

ITEM 14.     CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Internal Controls

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

CEO and CFO Certifications

Appearing immediately following the Signatures section of this Annual Report on Form 10-K and attached as Exhibit 99 are two separate forms of certifications of the CEO and the CFO. The first certification is required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). The information contained in this Item 14 relates to the Controls Evaluation referred to in the Section 302 Certifications, and should be read with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Annual Report on Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures that are designed with the objective of providing reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with GAAP.

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    1.    Financial Statements

See Item 8 of this Form 10-K.

2.    Financial Statement Schedules

See Item 8 of this Form 10-K.

3.    Exhibits

The exhibits listed on the accompanying index to exhibits immediately following the financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K.

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger dated as of August 17, 1999 by and between Agile Software Corporation and Delaware Agile Software Corporation.(2)

2.2	Agreement and Plan of Reorganization dated as of October 10, 1999, by and between Agile Software Corporation, Alaska Acquisition Corporation and Digital Market, Inc.(3)

3.1	Certificate of Incorporation of Agile Software Corporation, as amended to date.(1)

3.2	Certificate of Elimination and Certificate of Amendment.(1)

3.3	Amended and Restated Bylaws of Agile Software Corporation.(9)

4.1	Specimen Common Stock Certificate.(1)

10.1	Amended and Restated 1995 Stock Option Plan.(1)*

10.2	1999 Employee Stock Purchase Plan.(1)*

10.3	Form of Indemnity Agreement between Agile Software Corporation and its directors and officers.(1)

10.4	Almaden Financial Plaza Office Lease dated May 30, 1996 between North Block Partnership and Agile Software Corporation, as amended.(1)

10.16	Office Lease dated as of November 5, 1999 by and between 55 Almaden Boulevard Limited Partnership and Agile Software Corporation.(4)

10.17	2000 Nonstatutory Stock Option Plan.(5)*

10.18	First Amendment to Office Lease dated as of October 18,2000 by and between 55 Almaden Boulevard Limited Partnership and Agile Software Corporation.(6)

10.19	Fifth Amendment to Office Lease dated as of October 10, 2000 by and between North Block Partnership and Agile Software Corporation.(6)

10.20	Agreement and Plan of Reorganization among Ariba, Inc., Silver Merger Corporation and Agile Software Corporation dated January 29, 2001.(7)

10.21	Mutual Termination Agreement and Release by and among Ariba, Inc., Silver Merger Corporation, and Agile Software Corporation, dated April 2, 2001.(8)

10.22

Form of Rights Agreement between Agile Software Corporation and Fleet National Bank, as Rights Agent(including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(9)

Exhibit Number	Description of Document

10.23

Executive Retention and Severance Plan adopted by the Company on October 17, 2002 and entered into with its executive officers and certain key employees, together with forms of Participation Agreement and Release of Claims Agreement. (10)*

10.24	Sublease dated May 9, 2003 made by and between Nortel Networks Inc. (as successor in interest to Alteon Web Systems), as sublandlord, and Agile Software Corporation as subtenant.

21.1	Subsidiaries of Agile Software Corporation.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Auditors.

24.1	Power of Attorney (included on page 86).

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Agile’s Registration Statement on Form S-1 (File No. 333-81387), declared effective on August 19, 1999.
(2)	Incorporated by reference to Agile’s Quarterly Report on Form 10-Q (file No. 000-27071), filed on September 14, 1999.
(3)	Incorporated by reference to Agile’s Current Report on Form 8-K (file No. 000-27071), filed on December 8, 1999.
(4)	Incorporated by reference to Agile’s Registration Statement on Form S-1 (File No. 333-91243), declared effective on December 13, 1999.
(5)	Incorporated by reference to Agile’s Registration Statement on Form S-8 (file No. 333-35416), filed on April 21, 2000.
(6)	Incorporated by reference to Agile’s Quarterly Report on Form 10-Q (file No. 000-27071), filed on December 12, 2000.
(7)	Incorporated by reference to Agile’s Quarterly Report on Form 10-Q (file No. 000-27071), filed on March 12, 2001.
(8)	Incorporated by reference to Agile’s Current Report on Form 8-K (file No. 000-27071), filed on April 4, 2001.
(9)	Incorporated by reference to Agile’s Current Report on Form 8-K (file No. 000-27071), filed on April 26, 2001.
(10)	Incorporated by reference to Agile’s Quarterly Report on Form 10-Q (file No. 000-27071), filed on December 13, 2002.
*	Management contract or compensatory plan.

(b)    Reports On Form 8-K during the fourth quarter of fiscal 2003:

(1)	8-K filed on April 10, 2003 regarding the acquisition of ProductFactory, Inc. by Agile Software Corporation.

SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AGILE SOFTWARE CORPORATION

By:	/s/ CAROLYN V. AVER
Carolyn V. Aver Executive Vice President and Chief Financial Officer

Date: July 28, 2003

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ BRYAN D. STOLLE Bryan D. Stolle	Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)	July 28, 2003

/s/ CAROLYN V. AVER Carolyn V. Aver	Executive Vice President and Chief Financial Officer, (Principal Financial and Accounting Officer)	July 28, 2003

/s/ KLAUS-DIETER LAIDIG Klaus-Dieter Laidig	Director	July 28, 2003

/s/ JAMES L. PATTERSON James L. Patterson	Director	July 28, 2003

/s/ NANCY J. SCHOENDORF Nancy J. Schoendorf	Director	July 28, 2003

/s/ PAUL WAHL Paul Wahl	Director	July 28, 2003

/s/ GARETH CHANG Gareth Chang	Director	July 28, 2003

AGILE SOFTWARE CORPORATION

CERTIFICATIONS

I, Bryan D. Stolle, certify that:

1.	I have reviewed this annual report on Form 10-K of Agile Software Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 28, 2003	/s/ BRYAN D. STOLLE
Bryan D. Stolle Chief Executive Officer

I, Carolyn V. Aver, certify that:

1.	I have reviewed this annual report on Form 10-K of Agile Software Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s Board of Directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 28, 2003	/s/ CAROLYN V. AVER
Carolyn V. Aver Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger dated as of August 17, 1999 by and between Agile Software Corporation and Delaware Agile Software Corporation.(2)

2.2	Agreement and Plan of Reorganization dated as of October 10, 1999, by and between Agile Software Corporation, Alaska Acquisition Corporation and Digital Market, Inc.(3)

3.1	Certificate of Incorporation of Agile Software Corporation, as amended to date.(1)

3.2	Certificate of Elimination and Certificate of Amendment.(1)

3.3	Amended and Restated Bylaws of Agile Software Corporation.(9)

4.1	Specimen Common Stock Certificate.(1)

10.1	Amended and Restated 1995 Stock Option Plan.(1)*

10.2	1999 Employee Stock Purchase Plan.(1)

10.3	Form of Indemnity Agreement between Agile Software Corporation and its directors and officers.(1)

10.4	Almaden Financial Plaza Office Lease dated May 30, 1996 between North Block Partnership and Agile Software Corporation, as amended.(1)

10.16	Office Lease dated as of November 5, 1999 by and between 55 Almaden Boulevard Limited Partnership and Agile Software Corporation.(4)

10.17	2000 Nonstatutory Stock Option Plan.(5)

10.18	First Amendment to Office Lease dated as of October 18,2000 by and between 55 Almaden Boulevard Limited Partnership and Agile Software Corporation.(6)

10.19	Fifth Amendment to Office Lease dated as of October 10, 2000 by and between North Block Partnership and Agile Software Corporation.(6)

10.20	Agreement and Plan of Reorganization among Ariba, Inc., Silver Merger Corporation and Agile Software Corporation dated January 29, 2001.(7)

10.21	Mutual Termination Agreement and Release by and among Ariba, Inc., Silver Merger Corporation, and Agile Software Corporation, dated April 2, 2001.(8)

10.25

Form of Rights Agreement between Agile Software Corporation and Fleet National Bank, as Rights Agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(9)

10.26

Executive Retention and Severance Plan adopted by the Company on October 17, 2002 and entered into with its executive officers and certain key employees, together with forms of Participation Agreement and Release of Claims Agreement.(10)

10.27	Sublease dated May 9, 2003 made by and between Nortel Networks Inc. (as successor in interest to Alteon Web Systems), as sublandlord, and Agile Software Corporation, as subtenant.

21.1	Subsidiaries of Agile Software Corporation.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Auditors.

24.2	Power of Attorney (included on page 86).

99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Agile’s Registration Statement on Form S-1 (File No. 333-81387), declared effective on August 19, 1999.
(2)	Incorporated by reference to Agile’s Quarterly Report on Form 10-Q (file No. 000-27071), filed on September 14, 1999.
(3)	Incorporated by reference to Agile’s Current Report on Form 8-K (file No. 000-27071), filed on December 8, 1999.
(4)	Incorporated by reference to Agile’s Registration Statement on Form S-1 (File No. 333-91243), declared effective on December 13, 1999.
(5)	Incorporated by reference to Agile’s Registration Statement on Form S-8 (file No. 333-35416), filed on April 21, 2000.
(6)	Incorporated by reference to Agile’s Quarterly Report on Form 10-Q (file No. 000-27071), filed on December 12, 2000.
(7)	Incorporated by reference to Agile’s Quarterly Report on Form 10-Q (file No. 000-27071), filed on March 12, 2001.
(8)	Incorporated by reference to Agile’s Current Report on Form 8-K (file No. 000-27071), filed on April 4, 2001.
(9)	Incorporated by reference to Agile’s Current Report on Form 8-K (file No. 000-27071), filed on April 26, 2001.
(10)	Incorporated by reference to Agile’s Quarterly Report on Form 10-Q (file No. 000-27071), filed on December 13, 2002.

2