Form 10-Q
period 2003-07-31
AGILE SOFTWARE CORP
filed 2003-09-15
CIK 1088653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-27071

AGILE SOFTWARE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0397905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6373 San Ignacio Avenue, San Jose, California 95119-1200

(Address of principal executive office)

(408) 284-4000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The number of shares of Common Stock of the Registrant issued and outstanding as of August 22, 2003 was 51,335,722.

AGILE SOFTWARE CORPORATION

FORM 10-Q

JULY 31, 2003

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

AGILE SOFTWARE CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	July 31, 2003	April 30, 2003 (1)
ASSETS
Current assets:
Cash and cash equivalents	$171,953	$154,852
Short-term investments	84,711	102,115
Accounts receivable, net of allowance for doubtful accounts of $1,235 and $1,158 as of July 31, 2003 and April 30, 2003, respectively	11,740	12,061
Other current assets	5,194	6,295

Total current assets	273,598	275,323
Property and equipment, net	8,601	7,389
Goodwill	5,810	5,150
Intangible assets, net	1,278	1,080
Other assets	2,167	2,008

Total assets	$291,454	$290,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,493	$3,230
Accrued expenses and other liabilities	13,025	13,632
Deferred revenue	16,382	15,280

Total current liabilities	32,900	32,142

Accrued restructuring, non-current	2,136	2,562

Total liabilities	35,036	34,704

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common Stock	49	49
Additional paid-in capital	518,370	516,056
Notes receivable from stockholders	(165)	(186)
Unearned stock compensation	(1,355)	(2,030)
Accumulated other comprehensive income (loss)	(70)	93
Accumulated deficit	(260,411)	(257,736)

Total stockholders’ equity	256,418	256,246

Total liabilities and stockholders’ equity	$291,454	$290,950

(1)	Amounts as of April 30, 2003 have been derived from audited financial statements as of that date.

The accompanying notes are an integral part of these condensed consolidated financial statements.

AGILE SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended July 31,
	2003	2002
Revenues:
License	$7,384	$6,855
Professional services and maintenance	10,879	9,169

Total revenues	18,263	16,024

Cost of revenues:
License	810	651
Professional services and maintenance	4,759	4,662
Stock compensation	—	24

Total cost of revenues	5,569	5,337

Gross margin	12,694	10,687

Operating expenses:
Sales and marketing:
Other sales and marketing	8,108	11,673
Stock compensation	540	455
Research and development:
Other research and development	5,284	8,065
Stock compensation	56	105
General and administrative:
Other general and administrative	1,760	1,637
Stock compensation (recovery)	34	(41)

Total operating expenses	15,782	21,894

Loss from operations	(3,088)	(11,207)
Other income (expense):
Interest and other income, net	830	1,515
Impairment of investments	—	(2,560)

Loss before provision for income taxes	(2,258)	(12,252)
Provision for income taxes	417	96

Net loss	$(2,675)	$(12,348)

Net loss per share:
Basic and diluted	$(0.05)	$(0.26)

Weighted average shares	49,147	48,176

The accompanying notes are an integral part of these consolidated financial statements.

AGILE SOFTWARE CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended July 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(2,675)	$(12,348)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	75	—
Depreciation and amortization	1,477	2,161
Amortization of stock compensation and warrants	630	543
Impairment of goodwill and equity investments	—	2,560
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	246	(1,155)
Other assets, current and non-current	942	913
Accounts payable	263	(1,216)
Accrued expenses and other liabilities	(1,033)	(871)
Deferred revenue	830	(364)

Net cash provided by (used in) operating activities	755	(9,777)

Cash flows from investing activities:
Purchases of investments	(44,759)	(50,010)
Proceeds from maturities of investments	62,000	60,485
Cash paid in business combinations, net of cash acquired	(670)	—
Acquisition of property and equipment	(2,605)	(2,379)

Net cash provided by investing activities	13,966	8,096

Cash flows from financing activities:
Proceeds from issuance of Common Stock, net of repurchases	2,359	82
Repayment of notes receivable from stockholders	21	7

Net cash provided by financing activities	2,380	89

Net increase (decrease) in cash and cash equivalents	17,101	(1,592)
Cash and cash equivalents at beginning of period	154,852	123,374

Cash and cash equivalents at end of period	$171,953	$121,782

Non-cash investing and financing activities:
Unearned stock compensation (recovery)	$(45)	$(401)

The accompanying notes are an integral part of these consolidated financial statements.

AGILE SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Summary of Significant Accounting Policies:

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Agile Software Corporation and its subsidiaries (“Agile”) have been prepared by us and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent quarter or for the fiscal year ending April 30, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2003, included in our Annual Report on Form 10-K filed on July 28, 2003 with the Securities and Exchange Commission.

Concentrations of credit risk and significant customers

The following table sets forth the percentage of total revenue and net accounts receivable generated by each of the three customers who accounted for more than 10% of our total revenue and/or 10% of our net accounts receivable as of and for the periods indicated below:

	% of Total Revenues		% of Net Accounts Receivable at
	Three Months Ended July 31,
			July 31, 2003	April 30, 2003
	2003	2002
Customer A	12%	—	18%	—
Customer B	—	16%	—	—
Customer C	—	—	—	22%

Stock compensation

We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and comply with the disclosure provisions of Statement of Financial Accounting Standard, or SFAS, No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Under APB Opinion No. 25, unearned compensation is based on the difference, if any, on the date of the grant, between the fair value of our Common Stock and the exercise price of the instrument granted. Unearned compensation is amortized and expensed in accordance with Financial Accounting Standards Board, or FASB, Interpretation No., or FIN, 28 using the accelerated method of amortization. If a stock option is unvested and cancelled due to termination of employment, any excess amortization recorded using the accelerated method over what would have been amortized on a straight-line basis is reversed in the period of cancellation, and classified as recovery.

We account for stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force, or EITF, No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

AGILE SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair value disclosures

Pro forma information regarding net income and earnings per share is required by SFAS No. 123. This information is required to be determined as if we had accounted for our stock-based compensation plans under the fair value method.

The fair value of shares and options issued pursuant to our stock-based compensation plans at the grant date were calculated using the Black-Scholes option pricing model as prescribed by SFAS No. 123 with the following weighted average assumptions:

	Stock Option Plans		Purchase Plan
	Three Months Ended July 31,		Three Months Ended July 31,
	2003	2002	2003	2002
Dividend yield	—	—	—	—
Expected volatility	76%	105%	76%	105%
Average risk-free interest rate	3.38%	3.53%	1.02%	1.70%
Expected life (in years)	5	5.5		.5

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of assumptions, including the expected stock price volatility. We use projected volatility rates, which are based upon historical volatility rates trended into future years. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options. Based upon the above assumptions, the weighted average fair value per share of options granted under the option plans during the three months ended July 31, 2003 and 2002 was $5.16 and $5.41, respectively. The weighted average fair value per share of shares granted under the Purchase Plan during the three months ended July 31, 2003 and 2002 was $2.38 and $5.07, respectively.

Had we recognized the fair value of our stock-based compensation plans under the provisions of SFAS No. 123, our net loss would have been increased to the pro forma amounts below for the three months ended July 31, 2003 and 2002, respectively (in thousands, except per share amounts):

	Three Months Ended July 31,
	2003	2002
Net loss as reported	$(2,675)	$(12,348)
Add: Stock-based employee compensation under APB Opinion No. 25 included in reported net loss	439	419
Less: Stock-based employee compensation under SFAS No. 123	(5,838)	(10,852)

Pro forma net loss	$(8,074)	$(22,781)

Net loss per basic and diluted share as reported	$(0.05)	$(0.26)

Pro forma net loss per basic and diluted share	$(0.16)	$(0.47)

Unearned stock compensation

We record unearned stock compensation when we issue restricted Common Stock or options to purchase Common Stock with exercise prices below fair value at the date of grant. Stock compensation is recognized over the applicable vesting period of the related options, generally five years, using the accelerated method of amortization.

AGILE SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock compensation related to stock options granted to non-employees is recognized as an expense as the underlying stock options are earned, over the applicable vesting period of the options, generally five years, using the accelerated method of amortization. At each reporting date, we recalculate the value of the stock options using the Black-Scholes option pricing model and record changes in fair value for the unvested portion of the options. As a result, stock compensation for non-employees fluctuates with the movement in the fair value of our Common Stock.

During the three months ended July 31, 2003 and 2002, we terminated employment of individuals for whom we had recorded unearned stock compensation and had recognized related expense on unvested options using the accelerated method of amortization. Accordingly, during the three months ended July 31, 2003 and 2002, we reduced unearned stock compensation, which would have been amortized to future expense, by $45,000 and $401,000, respectively.

Amortization of employee and non-employee stock options, and recoveries due to cancellations were as follows (in thousands):

	Three Months Ended July 31,
	2003	2002
Amortization—employees	$493	$583
Amortization—non-employees	191	124
Recovery—employees	(54)	(164)

Net amortization	$630	$543

Recent accounting pronouncements

Asset Retirement Obligations

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets that result from acquisition, construction, development and/or normal use of the assets, including lease restoration obligations. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is expensed over the life of the asset. We adopted SFAS No. 143 effective May 1, 2003. The adoption of SFAS No. 143 did not have a material impact on our financial condition, results of operations, or cash flows.

Costs Associated with Exit and Disposal Activities

In July 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities (i.e., restructuring activities), including costs related to terminating a contract that is not a capital lease and termination benefits due to employees who are involuntarily terminated under the terms of a one-time benefit arrangement. SFAS No. 146 supersedes Emerging Issues Task Force, or EITF, Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” and EITF Issue No. 88-10, “Costs Associated with Lease Modification or Termination.” Accordingly, SFAS No. 146 prohibits recognition of a liability based solely on an entity’s commitment to a plan to exit an activity. SFAS No. 146 requires that: (i) liabilities associated with exit and disposal activities be measured at

AGILE SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

fair value and changes in the fair value of the liability at each reporting period be measured using an interest allocation approach; (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; (iii) liabilities to terminate a contract be recorded at fair value when the contract is terminated; (iv) liabilities related to an existing operating lease/contract, unless terminated, be recorded at fair value, less estimated sublease income, and measured when the contract does not have any future economic benefit to the entity (i.e., the entity ceases to utilize the rights conveyed by the contract); and (v) all other costs related to an exit or disposal activity be expensed as incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 effective January 1, 2003. Therefore, the restructuring activities to be initiated by us in the second quarter of fiscal 2004, as discussed further in “Note 6—Restructuring and Other Charges” below, will be accounted for in accordance with SFAS No. 146. The adoption of SFAS No. 146 will not impact our restructuring obligations recognized in fiscal 2002 and 2003 as these obligations must continue to be accounted for in accordance with EITF 94-3 and EITF 88-10 and other applicable pre-existing guidance.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of certain variable interest entities where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. The interpretation applies immediately to variable interest entities created after January 31, 2003 and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We did not have any ownership in any variable interest entities as of July 31, 2003. We will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.

Accounting for Certain Financial Instruments

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatorily redeemable financial instruments, 2) obligations to repurchase the issuer’s equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We did not have any such financial instruments as of July 31, 2003. The implementation of SFAS No. 150 is not expected to have a material effect on our consolidated financial statements.

Note 2—Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per share is the same as basic net loss per share because the calculation of diluted net loss per share excludes potential common shares since their effect is anti-dilutive. Potentially dilutive common shares consist of unvested restricted Common Stock and incremental common shares issuable upon the exercise of stock options and warrants.

AGILE SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended July 31,
	2003	2002
Numerator:
Net loss	$(2,675)	$(12,348)

Denominator:
Weighted average shares	49,316	48,460
Weighted average unvested shares of restricted Common Stock subject to repurchase	(169)	(284)

Denominator for basic and diluted calculation	49,147	48,176

Net loss per share:
Basic and diluted	$(0.05)	$(0.26)

The following table sets forth potential shares of Common Stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive as of the dates indicated below (in thousands):

	Three Months Ended July 31,
	2003	2002
Warrants to purchase Common Stock	50	50
Unvested Common Stock subject to repurchase	158	265
Options to purchase Common Stock	14,787	14,808

Total shares excluded	14,995	15,123

Note 3—Comprehensive Loss:

Comprehensive loss, which is reflected as a component of stockholders’ equity, includes net loss and unrealized gains or losses on investments, as follows:

	Three Months Ended July 31,
	2003	2002
Net loss	$(2,675)	$(12,348)
Unrealized gains (loss) on investments	(163)	252

Comprehensive loss	$(2,838)	$(12,096)

Note 4—Business Combinations:

During fiscal 2003, we acquired all of the outstanding capital stock of oneREV, Inc. (“oneREV”) and ProductFactory, Inc. (“ProductFactory”). Each acquisition was accounted for under the purchase method of accounting and, accordingly, the results of operations of each acquisition are included in the accompanying Condensed Consolidated Statements of Operations since the acquisition date.

AGILE SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In connection with our acquisition of ProductFactory, additional consideration of up to $2.5 million may be earned, based upon net revenues from sales of the acquired product through July 31, 2004. During the three months ended July 31, 2003, we paid $660,000 of additional consideration to the former ProductFactory stockholders.

Subsequent to July 31, 2003, we acquired Eigner US Inc. See “Note 9—Subsequent Event” for additional information.

Pro forma financial information

Pro forma financial information giving effect to the acquisition of ProductFactory has not been presented since the pro forma financial information would not differ materially from our historical results.

The following table presents the pro forma financial information for oneREV and us for the three months ended July 31, 2002 as if the acquisition had occurred as of the beginning of May 1, 2002. (in thousands, except per share amounts):

Three Months Ended July 31, 2002
Pro forma net revenue	$16,046

Pro forma net loss	$(14,139)

Pro forma net loss per basic and diluted share	$(0.29)

Pro forma shares outstanding	48,310

These results are presented for illustrative purposes only and are not necessarily indicative of the actual operating results or financial position that would have occurred if the transaction had been consummated at the beginning of the period.

Note 5—Goodwill and Intangible Assets:

Goodwill

The change in carrying amount of goodwill for the three months ended July 31, 2003, is as follows (in thousands):

Balance as of April 30, 2003	$5,150
Earnout payments to the stockholders of ProductFactory	660

Balance as of July 31, 2003	$5,810

Under SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill is no longer subject to amortization. Rather, we evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable.

AGILE SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible Assets

The components of acquired identifiable intangible assets are as follows (in thousands):

	July 31, 2003			April 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Developed technologies	$1,190	$(170)	$1,020	$1,190	$(110)	$1,080
Customer lists (1)	272	(14)	258	—	—	—

	$1,462	$(184)	$1,278	$1,190	$(110)	$1,080

(1)	In May 2003, we acquired certain tangible and identifiable intangible assets, comprising computers and customer lists, of MS2, Inc. (“MS2”), a developer of product lifecycle automation software, for the assumption of certain liabilities of MS2.

All of our acquired identifiable intangible assets are subject to amortization. As of July 31, 2003, acquired identifiable intangible assets are comprised of developed technologies and customer lists and are being amortized over a weighted average period of approximately four years. No significant residual value is estimated for the intangible assets.

As of July 31, 2003, the estimated future amortization expense of acquired intangible assets is as follows (in thousands):

Fiscal Years:
2004 (remaining nine months)	$249
2005	331
2006	331
2007	248
2008	119

$1,278

Note 6—Restructuring and Other Charges:

As a result of unfavorable global economic conditions and a reduction in information technology spending around the world throughout fiscal 2002, during the fourth quarter of fiscal 2002, we announced a worldwide restructuring program to reduce expenses to align our operations and cost structure with market conditions (the “2002 Restructuring”). During the fourth quarter of fiscal 2002, we recorded a charge of $6.3 million related to the 2002 Restructuring, which was comprised of (i) $2.4 million for severance benefits and other associated costs resulting from our reduction in personnel, including $447,000 in stock compensation charges; (ii) $729,000 to downsize and close excess facilities; (iii) $902,000 to write-down leasehold improvements and prepaid software licenses resulting from discontinued projects; and (iv) $2.2 million of other charges related to the impairment of certain other assets, including $1.7 million of non-refundable prepaid software license fees for which we determined that the carrying value exceeded its net realizable value as a result of revised forecasts of future revenues showing lower than anticipated sales for the products in which the third party licensed software was embedded. These estimates will be reviewed and revised quarterly and may result in an increase to restructuring and other charges. In particular, we may not be able to lease our excess facilities in a reasonable period of time or at a rate similar to our estimate. We utilized $3.5 million and $2.3 million of the 2002 Restructuring obligations during fiscal 2002 and 2003, respectively.

AGILE SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Throughout the first half of fiscal 2003, we continued to evaluate the economic conditions and initiated a further restructuring of our operations (the “2003 Restructuring”). During the second quarter of fiscal 2003, we recorded a charge of $7.8 million related to the 2003 Restructuring, which was comprised of (i) $4.6 million of facilities costs, which generally represent lease commitment costs for office space that we no longer occupy and, to a lesser extent, a reduction of estimated sublease income related to excess facilities identified in the 2002 Restructuring, due to further deterioration of the real estate market in the San Jose area; (ii) $485,000 of equipment and other write-offs, related principally to write-off of excess fixed assets; and (iii) $2.7 million of other charges related to the impairment of certain prepaid software license fees for which we determined that the carrying value of the non-refundable prepaid license fees exceeded its net realizable value as a result of revised forecasts of future revenues showing lower than anticipated sales for the products in which the third party licensed software was embedded. These estimates will be reviewed and revised quarterly and may result in an increase to restructuring and other charges. In particular, we may not be able to lease our excess facilities in a reasonable period of time or at a rate similar to our estimate. We utilized $4.0 million of the 2003 Restructuring obligations during fiscal 2003.

Summary of Restructuring Obligations

The significant activity within and components of the restructuring and other charges as of and for the three months ended July 31, 2003 are as follows (in thousands):

Facilities Costs
Restructuring obligations at April 30, 2003	$4,251

Cash payments	(422)

Restructuring obligations at July 31, 2003 (1)	$3,829

Included in accrued expenses and other liabilities	$1,693
Included in accrued restructuring, non-current	2,136

$3,829

(1)	Total restructuring obligations as of July 31, 2003 relate to costs associated with lease commitments for office space that we no longer occupy, net of estimated sublease income. The remaining obligations relating to facilities and leases are expected to be paid through November 2007.

During the three months ended July 31, 2003, as part of our effort to reduce our long-term occupancy costs, we entered into a non-cancelable operating sublease, as the subtenant, for approximately 82,000 square feet of commercial office space in San Jose, California, for our new headquarters (see “Note 7—Commitments and Contingencies” for additional information). In connection with our move to this new facility, we anticipate recording a restructuring charge of approximately $7 million to $8 million during the second quarter of fiscal 2004 primarily related to the fair value of the remainder of our outstanding lease commitments for properties that we will be vacating, net of estimated sublease income, and the abandonment of certain long-lived assets, including leasehold improvements, furniture and fixtures, and computer equipment.

AGILE SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7—Commitments and Contingencies:

Lease Obligations

In May 2003, as part of our effort to reduce our long-term occupancy costs, we entered into a non-cancelable operating sublease, as the subtenant, for approximately 82,000 square feet of commercial office space in San Jose, California, for our new headquarters. The sublease ends in July 2011. Rental commitments under the sublease provides for payments on a graduated scale totaling approximately $7.0 million.

The future minimum lease payments under all of our non-cancelable operating leases at July 31, 2003 are as follows (in thousands):

Fiscal Year	Future Minimum Lease Payments	Less Sublease Income	Net Future Minimum Lease Payments
2004 (remaining nine months)	$4,567	$686	$3,881
2005	6,012	1,006	5,006
2006	2,897	333	2,565
2007	1,348	—	1,348
2008	1,156	—	1,156
Thereafter	3,213	—	3,213

Total minimum lease payments	$19,194	$2,025	$17,169

Indemnification obligations

Our software license agreements typically provide for indemnification of customers for intellectual property infringement claims. To date, no such claims have been filed against us. We also warrant to customers that software products operate substantially in accordance with specifications. Historically, minimal costs have been incurred related to product warranties, and as such no accruals for warranty costs have been made. In addition, we are obligated to indemnify our officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to our certificate of incorporation, bylaws, and applicable Delaware law. To date, we have not incurred any costs related to these indemnifications.

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

AGILE SOFTWARE CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

We have decided to accept a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Agile Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of certain claims we may have against the underwriters. The Agile Defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which we do not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement.

We are also subject to various other claims and legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition or results of operations.

Note 8—Segment and Geographic Information:

We have one operating segment, enterprise class product lifecycle management solutions. We market our products in the United States and in foreign countries through our direct sales force and indirect distribution channels.

During the three months ended July 31, 2003 and 2002, revenues from customers located outside of North America were approximately 23% and 26% of total revenues, respectively. Revenues from customers located outside of North America were derived primarily from sales to customers located in Japan, and to a lesser extent, Europe, for all periods presented.

Note 9—Subsequent Event:

On August 11, 2003, we acquired all of the outstanding capital stock of Eigner US Inc. (“Eigner”), a developer of product lifecycle management solutions, for approximately $19.0 million, consisting of $2.8 million in cash and the issuance of 1.8 million shares of Agile Common Stock valued at $16.2 million. In addition, we will pay, over the next six months, approximately $3.0 million in hiring and retention bonuses to persons who were employees of Eigner at the time of the acquisition. We are in the process of determining the purchase price allocation for this acquisition.

Item 2. Management’s Discussion & Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). Such statements are based upon current expectations that involve risks and uncertainties, and we undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this report. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ materially from those reflected in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed below, as well as in the “Risk Factors” section included in our Annual Report on Form 10-K, filed on July 28, 2003 with the Securities and Exchange Commission. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. Our fiscal year ends on April 30 of each year.

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

On August 11, 2003, we acquired all of the outstanding capital stock of Eigner US Inc. (“Eigner”), a developer of product lifecycle management solutions, for approximately $19.0 million, consisting of $2.8 million in cash and the issuance of 1.8 million shares of Agile Common Stock valued at $16.2 million. In addition, we will pay, over the next six months, approximately $3.0 million in hiring and retention bonuses to persons who were employees of Eigner at the time of the acquisition.

Use of Estimates and Critical Accounting Policies

We have prepared our condensed consolidated financial statements in accordance with accounting principals generally accepted in the United States. In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our reported revenues, loss from operations, and net loss, as well as on the value of certain assets and liabilities on our balance sheet. These estimates, assumptions and judgments about future events and their effects on our results cannot be determined with certainty, and are made based upon our historical experience and on other assumptions that are believed to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. The discussion and analysis of our financial condition and results of operations are based upon these statements. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition, allowance for doubtful accounts, investments, prepaid software license fees, restructuring reserves, and stock options and warrants.

In addition to the estimates and assumptions that we use to prepare our historical financial statements, we monitor our sales pipeline in order to estimate the timing and amount of future revenues. If we are unable to properly estimate the timing and amount of revenues, our future operations could be significantly impacted. Our sales pipeline may not consistently result in revenues in a particular period, as the data upon which the assumptions and estimates made by us may change. For example, the current economic slowdown has resulted in reduced information technology spending that has caused customers to delay purchasing decisions. Accordingly, it has been more difficult and has taken longer to close contracts with customers, the size of the transactions have decreased, and many of our license contracts are signed in the last weeks of the quarter, making it difficult for us to forecast revenues for the quarter. These factors have resulted in difficulty adjusting spending to respond to variations in revenue levels achieved during the quarter, all of which has adversely affected our business, financial condition and results of operations.

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

•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Investments

•	Prepaid Software License Fees

•	Restructuring Reserves

•	Stock Options and Warrants

Additional information about these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2003. There have been no changes to these critical accounting policies subsequent to April 30, 2003.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total revenues.

	Three Months Ended July 31,
	2003	2002
Revenues:
License	40%	43%
Professional services and maintenance	60	57

Total revenues	100	100

Cost of revenues:
License	4	4
Professional services and maintenance	26	29
Stock compensation	—	—

Total cost of revenues	30	33

Gross margin	70	67

Operating expenses:
Sales and marketing:
Other sales and marketing	44	73
Stock compensation	3	3
Research and development:
Other research and development	29	50
Stock compensation	1	1
General and administrative:
Other general and administrative	10	10
Stock compensation	—	—

Total operating expenses	87	137

Loss from operations	(17)	(70)
Other income (expense):
Interest and other income, net	4	9
Impairment of investments	—	(16)

Loss before provision for income taxes	(13)	(77)
Provision for income taxes	2	—

Net loss	(15)%	(77)%

Comparison of the Three Months Ended July 31, 2003 and 2002

Revenues

We derive revenues from the license of software products under software license agreements and from the delivery of associated professional and maintenance services.

For the three months ended July 31, 2003, we had one customer that accounted for 12% of total revenues, and for the three months ended July 31, 2002, we had another customer that accounted for 16% of total revenues. Our international revenues were derived primarily from sales to customers in Japan, Europe and the Asia-Pacific region. Revenues from customers located outside of North America were approximately 23% and 26% of total revenues during the three months ended July 31, 2003 and 2002, respectively.

License Revenues

	Three Months Ended July 31, 2003	Change		Three Months Ended July 31, 2002
		$	%
	(in thousands, except percent change)
License revenues	$7,384	$529	8%	$6,855
As a percentage of total revenues	40%			43%

Our license revenues are comprised of fees charged for the use of our products licensed under perpetual or term-based arrangements.

The increase in license revenues, in absolute dollars, was due to a larger number of license sales transactions, partially offset by a decrease in our average sales prices. The decrease in license revenues, as a percentage of total revenues, was a result of an increase in professional services and maintenance revenues as described below.

As a result of our recent acquisition of Eigner, we expect license revenues to increase in absolute dollars, and decrease as a percentage of total revenues, over the next quarter, as Eigner license revenue may be negatively impacted in the short-term as customers evaluate the effect of the acquisition.

Professional Services and Maintenance Revenues

	Three Months Ended July 31, 2003	Change		Three Months Ended July 31, 2002
		$	%
	(in thousands, except percent change)
Professional services and maintenance revenues	$10,879	$1,710	19%	$9,169
As a percentage of total revenues	60%			57%

Our professional services and maintenance revenues are comprised of fees charged for implementation services and training, and fees charged for post contract customer support (i.e., technical support and product updates). Our implementation services and training are typically provided over a period of three to six months subsequent to the signing of a software license arrangement. Our professional services and maintenance revenues depend in large part on our software license revenues and renewals of maintenance agreements by our existing customer base.

The increase in professional services and maintenance revenues, in absolute dollars, was primarily due to an increase in maintenance revenues associated with new license sales during the last four quarters, an increase in maintenance revenue from renewals, and an increase in our implementation services.

We generally expect professional services and maintenance revenues to track with the increase or decrease in our overall license revenues during the previous three to six month period, in absolute dollars. As a result of our recent acquisition of Eigner, we expect professional services and maintenance revenues to increase, in absolute dollars and as a percentage of total revenues, over the next quarter.

Cost of Revenues

Cost of License Revenues

	Three Months Ended July 31, 2003	Change		Three Months Ended July 31, 2002
		$	%
	(in thousands, except percent change)
Cost of license revenues	$810	$159	24%	$651
As a percentage of license revenues	11%			9%

Our cost of license revenues includes license fees due to third parties for integrated technology, the cost of manuals and product documentation, production media used to deliver our products and packaging costs.

The increase in cost of license revenues, in absolute dollars and as a percentage of license revenues, was primarily due to our overall increase in license revenues, resulting in an increase in license fees paid to third parties on third-party software integrated into our products. The increase in cost of license revenues as a percentage of license revenues was due to a higher component of third party software embedded in our products shipped during the three months ended July 31, 2003.

We expect cost of license revenues to track with the increase or decrease in our overall license revenues, in absolute dollars. As new and future versions of our product suite may include more embedded third party software than prior versions, as is the case with the products acquired in our recent acquisition of Eigner, we expect cost of license revenue to increase, in absolute dollars and as a percentage of license revenues, over the next quarter.

Cost of Professional Services and Maintenance Revenues

	Three Months Ended July 31, 2003	Change		Three Months Ended July 31, 2002
		$	%
	(in thousands, except percent change)
Cost of professional services and maintenance revenues	$4,759	$97	2%	$4,662
As a percentage of professional services and maintenance revenues	44%			51%

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

The increase in cost of professional services and maintenance revenues in absolute dollars was primarily due to the increase in our overall professional services and maintenance revenues, offset by a combination of a reduction in personnel-related costs as a result of a decreased number of employees and a higher utilization of our remaining professional services personnel. The decrease in cost of professional services and maintenance revenues as a percentage of professional services and maintenance revenues was primarily due to improved margins on both professional services revenues and maintenance revenues, as well as an increase in the mix of maintenance revenues to professional services, as maintenance revenues have higher margins.

We expect cost of professional services and maintenance revenues to increase, in absolute dollars and as a percentage of professional services and maintenance revenues, over the next quarter primarily due to an expected increase in professional services and maintenance revenues as a result of our recent acquisition of Eigner.

Operating Expenses

We classify all charges to operating expense categories based on the nature of the expenditures. Although each category includes expenses that are unique to the category type, there are common recurring expenditures that are typically included in all operating expenses categories, such as salaries, employee benefits, incentive compensation, bonuses, travel costs, telephone, communication, rent and other allocated facilities costs, information technology, and professional fees. Also included in our operating expenses is the amortization of stock compensation, that is included in each of the sales and marketing, research and development, and general and administrative categories.

Sales and Marketing

	Three Months Ended July 31, 2003	Change		Three Months Ended July 31, 2002
		$	%
	(in thousands, except percent change)
Sales and marketing, excluding stock compensation	$8,108	$(3,565)	(31)%	$11,673
As a percentage of total revenues	44%			73%

In addition to the common recurring expenditures mentioned above, our sales and marketing expenses include expenditures specific to the sales group, such as sales related commissions and bonuses, and expenditures specific to the marketing group, such as public relations and advertising, trade shows, marketing collateral materials, and customer user group meetings.

The decrease in sales and marketing expenses, excluding stock compensation, on an absolute basis and as a percentage of total revenues, was primarily due to a decrease in personnel-related costs as a result of a decreased number of employees, and a reduction in marketing and advertising programs, travel and entertainment expenditures, and outside consulting services, as we continued to closely monitor our discretionary expenses.

We expect sales and marketing expenses, excluding stock compensation, to increase in absolute dollars over the next quarter primarily due to an increase in personnel-related costs related to an increase in the number of employees as a result of our recent acquisition of Eigner. We expect sales and marketing expenses, excluding stock compensation, to decrease slightly as a percentage of total revenues over the next quarter as we expect our sales productivity to improve moderately. Should our revenues increase substantially, our sales and marketing expenses on an absolute basis will likely increase further.

Research and Development

	Three Months Ended July 31, 2003	Change		Three Months Ended July 31, 2002
		$	%
	(in thousands, except percent change)
Research and development, excluding stock compensation	$5,284	$(2,781)	(34)%	$8,065
As a percentage of total revenues	29%			50%

In addition to the common recurring expenditures mentioned above, our research and development expenses consists of costs associated with the development of new products, enhancements of existing products, and quality assurance procedures. To date, all software development costs in research and development have been expensed as incurred.

The decrease in research and development expenses, excluding stock compensation, on an absolute basis and as a percentage of total revenues, was primarily due to a full quarter of benefits realized from the shift of some of our development activities to new offshore development centers in India and China during fiscal 2003, which resulted in lower overall operating costs, including a reduction in personnel-related costs, outside consulting services, and recruiting and relocation costs. In addition, we continued to closely monitor our discretionary expenses throughout the quarter.

We expect research and development expenses, excluding stock compensation, to increase in absolute dollars over the next quarter primarily due to an increase in personnel-related costs related to an increase in the number of employees as a result of our recent acquisition of Eigner, offset slightly by another full quarter of benefits received from our offshore development centers. We expect research and development expenses, excluding stock compensation, to decrease slightly as a percentage of total revenues over the next quarter as our revenue growth, as discussed under Revenues above, is expected to exceed our growth in research and development spending.

General and Administrative

	Three Months Ended July 31, 2003	Change		Three Months Ended July 31, 2002
		$	%
	(in thousands, except percent change)
General and administrative, excluding stock compensation	$1,760	$123	8%	$1,637
As a percentage of total revenues	10%			10%

In addition to the common recurring expenditures mentioned above, our general and administrative expenses consist primarily of compensation and benefits costs for executive, finance, human resources, legal and administrative personnel, bad debt expense, and other costs associated with being a publicly held company, including SEC and Sarbanes-Oxley compliance, D&O insurance, director compensation and listing fees.

The increase in general and administrative expenses, excluding stock compensation, was primarily due to an increase in personnel-related costs as a result of an increased number of employees, and an increase in bad debt expense, as a result of an increase in accounts receivable.

We expect general and administrative expenses, excluding stock compensation, to increase in absolute dollars over the next quarter primarily due to an increase in personnel-related costs related to an increase in the number of employees as a result of our recent acquisition of Eigner. We expect general and administrative expenses, excluding stock compensation, to remain constant as a percentage of total revenues over the next quarter as we begin to realize the synergies of our acquisition of Eigner, offset by costs to integrate the operations of Eigner with ours.

Stock Compensation (Recovery)

	Three Months Ended July 31, 2003	Change		Three Months Ended July 31, 2002
		$	%
	(in thousands, except percent change)
Stock compensation (recovery):
Cost of revenues	$—	$(24)	(100)%	$24
Sales and marketing	540	85	19%	455
Research and development	56	(49)	(47)%	105
General and administrative	34	75	(183)%	(41)

Total stock compensation	$630	$87	16%	$543
As a percentage of total revenues	4%			4%

Stock compensation expenses include both the amortization of unearned employee stock compensation and options issued to non-employees, offset by credits associated with the impact of the reversal of accelerated amortization on unvested and cancelled options held by terminated employees.

The increase in stock compensation expense is primarily related to stock options we granted to non-employees in prior periods, but are recognized as an expense as the underlying stock options are earned. At each reporting date, we recalculate the value of the stock options using the Black-Scholes option pricing model and record changes in the fair value for the unvested portion of the options. As a result, the stock compensation for non-employees fluctuates with the movement in the fair value of our Common Stock.

Interest and Other Income (Expense), Net

	Three Months Ended July 31, 2003	Change		Three Months Ended July 31, 2002
		$	%
	(in thousands, except percent change)
Interest and other income, net	$830	$(685)	(45)%	$1,515
As a percentage of total revenues	4%			9%

Interest and other income, net consists of interest earned on cash, cash equivalents, and investments as well as foreign exchange transaction gains and losses and other miscellaneous non-operating transactions.

The decrease in interest and other income, net was due principally to declining interest rates and, to a lesser extent, lower average cash and investment balances.

Impairment of Investments

	Three Months Ended July 31, 2003	Change		Three Months Ended July 31, 2002
		$	%
	(in thousands, except percent change)
Impairment of investments	$—	$2,560	(100)%	$(2,560)
As a percentage of total revenues	—		(16)%

During the three months ended July 31, 2002, we determined that certain investments that we had made in privately held companies and a venture fund had incurred a decline in value that, based upon the deterioration of the financial condition of the issuers and portfolio companies of the venture fund, was considered other-than-temporary. Accordingly, we recorded impairment charges totaling $2.6 million to write down the investments to their estimated fair values. As of July 31, 2003, our investments in privately held companies and the venture fund were written down to zero.

Provision for Income Taxes

	Three Months Ended July 31, 2003	Change		Three Months Ended July 31, 2002
		$	%
	(in thousands, except percent change)
Provision for income taxes	$417	$321	334%	$96
As a percentage of total revenues	2%			—

The provision for income taxes during each period was primarily attributable to taxes associated with our international subsidiaries during each of those periods. Other than the provision for foreign taxes, no provision for income taxes has been recorded since our inception because we have incurred net losses in all periods. We have recorded a valuation allowance for the full amount of our net deferred tax assets, including our net operating loss carryforwards and tax credits, as sufficient uncertainty exists regarding our ability to realize the deferred tax asset balance.

Restructuring and Other Charges

As a result of unfavorable global economic conditions and a reduction in information technology spending around the world throughout fiscal 2002, during the fourth quarter of fiscal 2002, we announced a worldwide restructuring program to reduce expenses to align our operations and cost structure with market conditions (the “2002 Restructuring”). During the fourth quarter of fiscal 2002, we recorded a charge of $6.3 million related to the 2002 Restructuring, which was comprised of (i) $2.4 million for severance benefits and other associated costs resulting from our reduction in personnel, including $447,000 in stock compensation charges; (ii) $729,000 to downsize and close excess facilities; (iii) $902,000 to write-down leasehold improvements and prepaid software licenses resulting from discontinued projects; and (iv) $2.2 million of other charges related to the impairment of certain other assets, including $1.7 million of non-refundable prepaid software license fees for which we determined that the carrying value exceeded its net realizable value as a result of revised forecasts of future revenues showing lower than anticipated sales for the products in which the third party licensed software was embedded. These estimates will be reviewed and revised quarterly and may result in an increase to restructuring and other charges. In particular, we may not be able to lease our excess facilities in a reasonable period of time or at a rate similar to our estimate. We utilized $3.5 million and $2.3 million of the 2002 Restructuring obligations during fiscal 2002 and 2003, respectively.

Throughout the first half of fiscal 2003, we continued to evaluate the economic conditions and initiated a further restructuring of our operations (the “2003 Restructuring”). During the second quarter of fiscal 2003, we recorded a charge of $7.8 million related to the 2003 Restructuring, which was comprised of (i) $4.6 million of facilities costs, which generally represent lease commitment costs for office space that we no longer occupy, including a reduction of estimated sublease income related to excess facilities identified in the 2002 Restructuring, due to further deterioration of the real estate market in the San Jose area; (ii) $485,000 of equipment and other write-offs, related principally to write-off of excess fixed assets; and (iii) $2.7 million of other charges related to the impairment of certain prepaid software license fees for which we determined that the carrying value of the non-refundable prepaid license fees exceeded its net realizable value as a result of revised forecasts of future revenues showing lower than anticipated sales for the products in which the third party licensed software was embedded. These estimates will be reviewed and revised quarterly and may result in an increase to restructuring and other charges. In particular, we may not be able to lease our excess facilities in a reasonable period of time or at a rate similar to our estimate. We utilized $4.0 million of the 2003 Restructuring obligations during fiscal 2003.

Summary of Restructuring Obligations

The significant activity within and components of the restructuring and other charges as of and for the three months ended July 31, 2003 are as follows (in thousands):

Facilities Costs
Restructuring obligations at April 30, 2003	$4,251

Cash payments	(422)

Restructuring obligations at July 31, 2003 (1)	$3,829

Restructuring obligations included in accrued expenses and other liabilities	$1,693
Accrued restructuring, non-current	2,136

$3,829

(1)	Total restructuring obligations as of July 31, 2003 relate to costs associated with lease commitments for office space that we no longer occupy, net of estimated sublease income. The remaining obligations relating to facilities and leases are expected to be paid through November 2007.

During the three months ended July 31, 2003, as part of our effort to reduce our long-term occupancy costs, we entered into a non-cancelable operating sublease, as the subtenant, for approximately 82,000 square feet of commercial office space in San Jose, California, for our new headquarters. In connection with our move to this new facility, we anticipate recording a restructuring charge of approximately $7 million to $8 million during the second quarter of fiscal 2004 primarily related to the fair value of the remainder of our outstanding lease commitments for properties that we will be vacating, net of estimated sublease income, and the abandonment of certain long-lived assets, including leasehold improvements, furniture and fixtures, and computer equipment.

Liquidity and Capital Resources

Overview

As of July 31, 2003, our principal source of liquidity consisted of cash, cash equivalents and short-term investments totaling $256.7 million, compared to $257.0 million as of April 30, 2003. Our working capital as of July 31, 2003 was $240.7 million. Other than our operating leases, we do not have any off-balance-sheet arrangements with unconsolidated entities or related parties and, accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities.

As of July 31, 2003, our days sales outstanding (DSO) was 59 days. However, we believe that this is unusually low and is a result of our exceptionally strong cash collections and a high level of maintenance renewal revenues as a percentage of total revenues (which are generally prepaid) during the first quarter of fiscal 2004. We expect that our days sales outstanding will increase to our historical range of 65 to 75 days in the near term.

Cash Flows

Our operating activities provided cash of $755,000 for the three months ended July 31, 2003, and used cash of $9.8 million for the three months ended July 31, 2002. Cash provided by operating activities during the three months ended July 31, 2003 was primarily due to decreases in other assets and accounts receivable, as a result of improved cash collections, and increases in deferred revenue and accounts payable, partially offset by our net loss (less non-cash expenses, such as depreciation and amortization), and a decrease in accrued expenses. Cash used in operating activities during the three months ended July 31, 2002 was primarily attributable to our net loss for the year (less non-cash expenses), decreases in other assets, accounts payable, accrued expenses, and deferred revenue, offset by an increase in accounts receivable.

Our investing activities provided cash of $14.0 million and $8.1 million during the three months ended July 31, 2003 and 2002, respectively. Cash provided from investing activities during the three months ended July 31, 2003 resulted from net sales of short-term investments, offset by net purchases of property and equipment and net cash paid in business combinations. Cash used in investing activities during the three months ended July 31, 2002 resulted from net purchases of short-term investments and purchases of property and equipment. Purchases of property and equipment during the three months ended July 31, 2003 and 2002 were approximately $2.6 million and $2.4 million, respectively, and were primarily for computer hardware and software and furniture and fixtures.

Our financing activities provided cash of $2.4 million and $89,000 during the three months ended July 31, 2003 and 2002, respectively. Cash provided by financing activities in each period was primarily due to the issuance of Common Stock associated with the exercise of stock options.

We anticipate that our uses of cash over the next quarter will include $5.0 million in capital expenditures related to the build-out of our new headquarters, $2.8 million paid as part of the purchase price consideration for our acquisition of Eigner US Inc. (“Eigner”) in August 2003, and $1.5 million in hiring bonuses to persons who were employees of Eigner at the time of the acquisition. We expect to pay an additional $1.5 million in retention bonuses to those same employees over the next six months. In addition, we may also utilize cash resources to fund acquisitions of investments in complementary businesses, technologies or product lines.

We believe that our existing cash, cash equivalents and investments, together with our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months.

Recent Accounting Pronouncements

Asset Retirement Obligations

In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets that result from acquisition, construction, development and/or normal use of the assets, including lease restoration obligations. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is expensed over the life of the asset. We adopted SFAS No. 143 effective May 1, 2003. The adoption of SFAS No. 143 did not have a material impact on our financial condition, results of operations, or cash flows.

Costs Associated with Exit and Disposal Activities

In July 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities (i.e., restructuring activities), including costs related to terminating a contract that is not a capital lease and termination benefits due to employees who are involuntarily terminated under the terms of a one-time benefit arrangement. SFAS No. 146 supersedes Emerging Issues Task Force, or EITF, Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” and EITF Issue No. 88-10, “Costs Associated with Lease Modification or Termination.” Accordingly, SFAS No. 146 prohibits recognition of a liability based solely on an entity’s commitment to a plan to exit an activity. SFAS No. 146 requires that: (i) liabilities associated with exit and disposal activities be measured at fair value and changes in the fair value of the liability at each reporting period be measured using an interest allocation approach; (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; (iii) liabilities to terminate a contract be recorded at fair value when the contract is terminated; (iv) liabilities related to an existing operating lease/contract, unless terminated, be recorded at fair value, less estimated sublease income, and measured when the contract does not have any future economic benefit to the entity (i.e., the entity ceases to utilize the rights conveyed by the contract); and (v) all other costs related to an exit or disposal activity be expensed as incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 effective January 1, 2003. Therefore, the restructuring activities to be initiated by us in the second quarter of fiscal 2004, as discussed in “Note 6—Restructuring and Other Charges” to our Condensed Consolidated Financial Statements, will be accounted for in accordance with SFAS No. 146. The adoption of SFAS No. 146 will not impact our restructuring obligations recognized in fiscal 2003 and 2002, as these obligations must continue to be accounted for in accordance with EITF 94-3 and EITF 88-10 and other applicable pre-existing guidance.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of certain variable interest entities where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. The interpretation applies immediately to variable interest entities created after January 31, 2003 and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We did not have any ownership in any variable interest entities as of July 31, 2003. We will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.

Accounting for Certain Financial Instruments

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatorily redeemable financial instruments, 2) obligations to repurchase the issuer’s equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We did not have any such financial instruments as of July 31, 2003. The implementation of SFAS No. 150 is not expected to have a material effect on our consolidated financial statements.

RISK FACTORS

This report contains forward-looking statements within the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Our actual results could differ materially from those anticipated or projected in these forward-looking statements as a result of certain factors, including those set forth in the following cautionary statements and elsewhere in this report. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently know to us or that we currently deem immaterial also may impair our business operations. If any of the following risks were to occur, our business, financial condition or results of operations would likely suffer. In that event, the trading price of our Common Stock would decline. Any forward-looking statements should be considered in light of the factors discussed below.

Our Quarterly Operating Results Fluctuate and Are Difficult to Predict, Our Variable Sales Cycle Makes it Difficult For Us to Predict When or if Sales Will Be Made, and if Our Future Results Are Below the Expectations of Public Market Analysts or Investors, the Price of Our Common Stock May Decline

Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future, which makes it difficult for us to predict our future operating results. Furthermore, we typically receive and fulfill most of our orders within the same quarter, with the majority of our orders often received in the last month of each fiscal quarter. Our revenue pipeline estimates may not consistently correlate to actual revenues in a particular quarter or over a longer period of time. Because expense levels are relatively fixed in the near term for a given quarter and are based in part on expectations of our future revenues, we may not learn of revenue shortfalls until it is too late to adjust expenses for that quarter, causing a disproportionately adverse impact on our operating results for that quarter. If revenues decline significantly, we may be required to incur restructuring charges in connection with efforts to contain and reduce costs.

Our products have an unpredictable sales cycle that contributes to the uncertainty of our future operating results. With the recent economic uncertainties facing our customers, and the decline in the business that they face, our sales cycle has lengthened. Customers are taking longer to evaluate our product, and orders have been delayed or postponed, and in some cases cancelled. We may expend significant sales and marketing expenses during this evaluation period before the customer places an order with us. Customers are requiring a high-level of sign-off before a purchase is made. Customers may initially purchase a smaller number of user licenses before expanding the order to allow a greater number of users to benefit from the application. Larger customers may purchase our products as part of multiple simultaneous purchasing decisions, which may result in additional unplanned administrative processing and other delays in our product sales. The timing of large orders, which continue to account for a large percentage of our total revenues, has become more unpredictable, and if any large order anticipated for a particular quarter is not realized or is delayed to a subsequent quarter, we may experience an unplanned shortfall in revenues.

Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. If this occurs, the price of our Common Stock may decline.

We Have a New Senior Sales Management Team and Many New Sales Representatives, Who May Take Time to Reach Productivity, Resulting in Lost or Delayed Sales

We sell our products primarily through our direct sales force. We have recently reorganized our sales organization, and our senior sales management team have only been performing their current functions for a very short period of time. In addition, many of our account executives are new to the company and have been in their positions for less than six months. It takes time for our new account executives to become productive and could take up to nine months to become fully productive. The changes to our senior sales management team may cause our account executives to lose focus while getting used to the revised organizational structure. Changes in account executives also may result in changes to our customer account management, which could cause confusion in our customers or prospect and cause dissatisfaction, or lost or delayed sales as prospective customers must work with new account executives. If our new sales team is unable to quickly become fully productive, or if newly hired account executives fail to develop the necessary skills or reach productivity more slowly than anticipated, it will be difficult for us to sell our products, we may lose sales opportunities and market share, take longer to close anticipated sales, and experience a shortfall in revenues.

We May Fail to Integrate Successfully the Operations of Eigner US Inc. As a Result, the Combined Company May Not Achieve the Anticipated Benefits of the Eigner Merger.

We expect that our acquisition of Eigner will result in benefits to us as a combined company, including the offering of a more complete set of products. Achieving the benefits of the merger, however, will depend on many factors, including the successful and timely integration of the products, technologies and sales operations of the two companies. These integration efforts may be difficult and time consuming, especially considering the highly technical and complex nature of each company’s products. Failure to achieve a successful and timely integration of the respective products and introducing sales of Eigner’s products into our sales organization could result in the loss of existing or potential customers and could have a material adverse effect on our business, financial condition and results of operations. Integration efforts will also divert significant management attention and resources, which could have an adverse effect on us.

The Market For Our Products Is Still Developing and Customers May Not Accept Our Products

The market for software products that allow companies to collaborate with suppliers on product information and change is still developing. Companies have not traditionally automated product lifecycle management solutions like we offer throughout the supply chain. We cannot be certain that this market will continue to develop and grow or that companies will elect to utilize our products rather than attempt to develop applications internally or through other sources. Companies that have already invested substantial resources in other methods of sharing product information during the manufacturing and supply process may be reluctant to adopt a new approach that may replace, limit or compete with their existing systems or methods. We expect that we will continue to need to pursue intensive marketing and sales efforts to educate prospective customers about the uses and benefits of our products. Therefore, demand for and market acceptance of our products will be subject to a high level of uncertainty.

We May Experience Difficulties in Introducing New Products and Upgrades Which Could Result in Negative Publicity, Loss of Sales, Delay in Market Acceptance or Customer Dissatisfaction

Our future financial performance depends on our successful and timely development, introduction and market acceptance of new and enhanced products, including products that we may introduce using technology that we acquire from other companies. The lifecycles of our products are difficult to predict because the market for our products is characterized by rapid technological change, changing customer needs and evolving industry standards. The introduction of products or computer systems employing new technologies and emerging industry standards could render our existing products obsolete and unmarketable, or cause customers to defer orders for our existing products. We may experience delays in the planned release dates of our software products and upgrades, resulting in lost sales or delay in market acceptance of our products.

In addition, our software must be highly scalable, or able to accommodate substantial increases in the number of users. If our customers cannot successfully implement large-scale deployments, or if they determine that our products cannot accommodate large-scale deployments, we could experience customer dissatisfaction and find it more difficult to obtain new customers or to sell additional products to our existing customers.

The size of a new customer’s initial order may be relatively small and may include a limited number of user licenses. In subsequent orders, customers often add user licenses, additional modules of the same products, or additional products designed for specific functions. Accordingly, in order to grow revenues, we depend on sales of additional user licenses to our existing customers as well as sales of new licenses to new customers. Therefore, it is important that our customers are satisfied with their initial product implementations and that they believe that expanded use of the product they purchased will provide them with additional benefits.

The Impact of Changes in Global Economic Conditions on Our Customers May Cause Us to Fail to Meet Expectations of Analysts, Which Would Negatively Impact the Price of Our Stock

Our operating results can vary significantly based upon the impact of changes in global economic conditions on our customers, and our business has been adversely affected by the economic slowdown the industry is currently facing. More specifically, the macro-economic environment that we are facing in fiscal 2004 continues to remain uncertain. The revenue growth and profitability of our business depends on the overall demand for enterprise-level software services, particularly in the areas in which we compete. Because our sales are primarily to major corporate customers whose businesses fluctuate with general economic and business conditions, a softening of demand for computer software caused by a weakening economy may result in decreased revenues and lower growth rates. We may be especially prone to this weakening demand as a result of our relatively large license transactions. Customers are deferring and may continue to defer or reconsider purchasing products until general economic conditions improve. We expect this economic slowdown to continue to adversely impact our business for at least the new few quarters. In addition, as a result of these economic difficulties, we may continue to experience longer sales cycles, lower average selling prices and reduced bookings and revenues.

In addition, global economic conditions may adversely impact our customers’ business, causing some of our customers to experience financial difficulties and to become a credit risk to us. We may have difficulty recovering accounts receivable, and customers may seek protection under the bankruptcy laws.

We Have a History of Losses, We Expect to Incur Losses in the Future, We May Not Achieve or Maintain Profitability, and a Decline in Revenues May Have a Disproportionate Impact on Operating Results and Require Reductions in Our Operating Expense Levels

Since inception, we have funded our business primarily through selling our stock, not from cash generated from our business. We have incurred quarterly and annual losses in each of the years since we were formed and we expect to continue to incur quarterly and annual losses in the near term. We incurred losses of $2.7 million and $12.3 million for the three months ended July 31, 2003 and 2002, respectively. As of July 31, 2003, we had an accumulated deficit of approximately $260.4 million. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses, as well as substantial non-cash costs relating to the amortization of intangible assets and stock compensation which will contribute to our net losses. We will need to generate increases in revenues to achieve and maintain profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

Competition Among Providers of Product Lifecycle Management Software May Increase, Which Could Cause Us to Reduce Prices, and Result in Reduced Gross Margins or Loss of Market Share

The market for product lifecycle management solutions is fragmented, rapidly changing and consolidating, and becoming increasingly competitive. We expect competition to persist and intensify, which could result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered.

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

There are many factors that may increase competition in the product lifecycle management solutions market, including (i) entry of new competitors; (ii) alliances among existing competitors; (iii) alliances between our competitors and systems integrators; (iv) consolidation in the product lifecycle management software industry; and (v) technological changes that necessitate changes in the solution capabilities. Increased competition may result in price reductions, reduced gross margins or loss of market share, any of which could materially and adversely affect our financial condition or results of operations. We may not be able to compete successfully against current or future competitors.

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

Our Efforts to Expand Sales of Our Products to Other Industries May Not Succeed

We currently sell our products primarily to companies in the high technology and life sciences industries. We intend to market products to customers in additional industries, including automotive, aerospace and industrial equipment. Although we have targeted enterprises in other markets as potential customers, these potential customers may not be as willing to purchase our products as our customers in the high technology and life sciences industries have been. If we are unable to expand into other industries and markets, we may be unable to maintain or increase sales of our software, adversely impacting revenue growth.

Customers Could Become Dissatisfied if the Implementation of Our Products Proves Difficult, Costly or Time-Consuming

Our products integrate with many different disparate systems operated by our customers. As a result, although we do not typically perform special or custom coding or connections to other systems, data migrations and integration with our customers’ systems require integration with the existing computer systems and software programs used by our customers. If this integration proves to be complex, time consuming or expensive, or causes delays in the deployment of our products, customers may become dissatisfied with our products, resulting in reduced sales, decreased revenues and damage to our reputation.

We Expect to Make Additional Future Acquisitions to Remain Competitive, and Our Business Could be Adversely Affected as a Result of These Acquisitions

As part of our business strategy, we may in the future seek to acquire or invest in additional businesses, joint venture arrangements, products or technologies that we believe could complement or expand our business, augment our market coverage, enhance our technical capabilities or that may otherwise offer growth opportunities. For example, during fiscal 2003, we acquired oneREV, Inc. and ProductFactory, Inc., and in the second quarter of fiscal 2004, we acquired Eigner US Inc. We may encounter risks to our business during our integration of acquisitions including:

•	Difficulties in assimilation of acquired personnel, operations, technologies or products;

•	Unanticipated costs associated with acquisitions. For example, in fiscal 2001 we recorded a $55.2 million impairment charge relating to goodwill and other intangible assets as a result of our decision in February 2001 to discontinue the further development of the products acquired in our acquisition of Digital Market, Inc. (“DMI”) in fiscal 2000;

•	Diversion of management’s attention from other business concerns;

•	Adverse effects on our existing business relationships with our customers or the customers of any acquisitions we make; and

•	Inability to retain employees of acquisitions we make.

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

Defects in Our Software Products Could Diminish Demand For Our Products, and If We Become Subject to Product Liability Litigation, It Could Be Time Consuming and Costly to Defend

Our software products are complex and may contain errors that may be detected at any point in the life of the product. We cannot be sure that, despite testing by us, our implementation partners and our current and potential customers, errors will not be found in new products or releases after shipment, resulting in loss of revenue, delay in market acceptance and sales, diversion of development resources, injury to our reputation or increased service and warranty costs.

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

If We Do Not Establish and Maintain Relationships With Key Partners, We May Encounter Difficulty in Providing Implementation and Customer Support of Our Products

We rely on our relationships with consulting and integration partners to implement our software and endorse our products during the evaluation stage of the sales cycle. Currently, a limited number of companies provide implementation services for our products, particularly in the implementation of larger deployments of our products. These companies are not contractually obligated to provide implementation services for us or to otherwise promote our products, and they may have similar or more established relationships with our competitors. If these service providers reduce or discontinue their relationships with us or their support of our products, our business could be harmed. We will need to develop new third party relationships if sales of our products increase and our current partners cannot fulfill all of our needs for implementation and customer support services. Without these third parties, we would have to expand our services organization to increase the consulting and professional services that we provide to our customers and divert resources from other areas of our business. If we are required to expand our professional services capabilities, we may not be able to do so on a timely basis.

We Have Shifted Some of Our Development Activities to India and China, Which May Subject Us to Increased Difficulty Protecting Our Intellectual Property Assets

We have recently established organizations in India and China to supplement our research and development activities in the United States. Although we intend to rely on patents, copyrights, trademark and trade secret laws in India and China, the laws of these foreign countries may not protect our proprietary rights to as great an extent as do the laws of the United States. It may be more difficult to monitor the use of our intellectual property in these locations, or monitor and control the activities of our employees located in these locations as effectively as if we had continued to conduct all of our research and development in the United States. Our competitors may be able to legitimately ascertain non-patented proprietary technology embedded in our products developed in our foreign centers. If this occurs, despite our efforts to protect our intellectual property in our foreign locations, we may be ineffective in controlling access to our intellectual property and we may not be able to prevent the development by our competitors of technology substantially similar to ours.

Changes in the Political, Social and Economic Environment in India or China May Affect our Financial Performance

Our financial performance may be affected by changes in the political, social and economic environments in India and China on our research and development activities located there. The role of the central and local governments in the Indian and Chinese economy is significant. Policies toward economic liberalization, and laws and policies affecting technology companies, foreign investment, currency convertibility, currency exchange rates and other matters could change, resulting in greater restrictions on our ability to do business and operate our facilities in India and China. Any imposition of surcharges or any increase in tax rates could hurt our operating results. The Indian or Chinese governments could revoke, terminate or suspend our license for national security and similar reasons without compensation to us. If the government of India or the government of China were to take any of these actions, we would be prevented from conducting all or part of our business. Any failure on our part to comply with governmental regulations could result in the loss of our ability to develop our products and provide customer support in India or China, could result in increased costs to us, and could limit our ability to own and protect our intellectual property.

Both India and China have from time to time experienced instances of civil unrest and hostilities. Confrontations have occurred between the military and civilians. Events of this nature could influence the local economy, result in nationalization of foreign-owned operations such as ours, and could negatively affect our ability to operate our facilities abroad. In addition, the governments in these locations could be subject to political, social or economic instability, which could result in nationalization of industries, or appropriation of technology, for which we may not have adequate counter means of protecting our proprietary rights.

If We Are Unable to Timely Expand Our International Operations, We May Not Achieve Anticipated Revenue Growth

We believe that expansion of our international operations will be necessary for our future success, and a key aspect to our business strategy has been and is to expand our sales and support organizations internationally. Therefore, we believe that we will need to commit additional significant resources to expand our international operations. We employ sales professionals in Japan, Europe and the Asia-Pacific market. If we are unable to successfully expand further in these international markets on a timely basis, or if this expansion is more difficult than expected, we may not be able to achieve anticipated revenue growth.

Our international expansion will subject us to a number of risks associated with conducting operations internationally, including:

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

Our international results may also be impacted in disparate ways by local economic and political conditions in these foreign markets. For example, war, terrorist activity or the potential economic impact from global health concerns such as SARS could disrupt trade and market relationships in a way that could harm our business. These and other factors may adversely impact our future international operations and consequently our business as a whole.

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

We Depend on Licensed Technology That if Lost, Could Result in Increased Cost or Delays in Sales of Our Products

We license technology on a non-exclusive basis from several businesses for use with our products. We utilize database management software from Oracle. Our customers can purchase this software directly from Oracle or from us. In addition, we integrate third-party software into our products from BEA for application server technology, Actuate for reporting capability, Centric for CAD system integration, Cimmetry Systems for document viewing and Cognos for analytics, as well as from several other providers. We anticipate that we will continue to license technology from third parties in the future. Some of the software we license from third parties would be difficult to replace and may not continue to be available on commercially reasonable terms, if at all. The loss or inability to maintain any of these technology licenses could result in delays in the licensing of our products until equivalent technology is identified, licensed and integrated. The increased use of third-party software could result in higher royalty payments and a loss of product differentiation and lower product gross margins.

We Currently Perform Some of Our Implementations on a Fixed-Price Basis, Which Could Cause Us to Incur More Costs Than We Expect

We may at times charge customers a fixed fee for installation services. At the time of a product sale and prior to agreeing to an installation price, we estimate the amount of work involved for a particular installation project. We have at times in the past underestimated and may in the future underestimate the amount of time or resources required to install our products, resulting in installation costs that are in excess of the fees charged to our customers for the work performed. If we do not correctly estimate the amount of time or resources required for a large number of installations, our gross margins could decline, adversely impacting our operating results.

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

If We Are Unable to Protect Our Intellectual Property We May Lose a Valuable Asset, Experience Reduced Market Share or Incur Costly Litigation to Protect Our Rights

Our success and ability to compete depend upon our proprietary technology, including our brand and logo and the technology underlying our products. We rely on patent, trademark, trade secret and copyright laws to protect our intellectual property. Despite our efforts to protect our intellectual property, a third party could copy or otherwise obtain our software or other proprietary information without authorization, or could develop software competitive to ours. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around patents that may be issued to us or our other intellectual property. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and we expect that it will become more difficult to monitor the use of our products as we increase our international presence.

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

The Market Price of our Common Stock Has Been and May Continue to Be Volatile, Which Could Result in Substantial Losses for Individual Security Holders

The market price for our Common Stock has been, and is likely to continue to be, highly volatile. For the three months ended July 31, 2003, the high and low closing sales prices of our Common Stock were $10.55 and $6.40, respectively. Our stock price is subject to wide fluctuations in response to factors, some of which will be beyond our control.

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

Terrorist Attacks Against the United States and Related U.S. Military Action Could Adversely Affect Our Business

Potential terrorist attacks against the United States or other countries, and resulting military actions and future developments occurring in connection with these events including, without limitation, possible war with or other military actions, may adversely affect our business. Although it is difficult to predict the effect of these world events, they could cause:

•	A further softening of U.S. and foreign economies that could cause sales of our products and services to decline;

•	The reduced ability to do business in the ordinary course as it is customarily conducted, including changes or disruptions in movement and sourcing of materials, goods and components or the possible interruption in the flow of information or monies;

•	A lengthening of our sales cycles and implementations, as a result of factors such as changes in security measures for passenger air travel and reductions in available commercial flights which may make it more difficult for our sales force to schedule face-to-face meetings with prospects and to negotiate and consummate transactions; and

•	Possible reductions, delays or postponements, if any, in capital expenditures as a result of changes in priorities and approval processes.

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

In the current market, insurance coverage is becoming more restrictive, the premiums have increased substantially, particularly for directors’ and officers’ liability insurance, and when insurance coverage is offered, the deductible is in some cases increasing. It may become more difficult to maintain insurance coverage at historical levels, or if such coverage is available, the cost to obtain or maintain it may increase substantially. This may result in our being forced to bear the burden of an increased portion of risks for which we have traditionally been covered by insurance, which could negatively impact our results of operations.

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

Provisions Contained in Our Charter Documents and in Certain Anti-Takeover Measures Adopted By Us May Delay or Prevent a Change in Our Control

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

In addition, our Board of Directors has the authority to issue up to 10 million shares of Preferred Stock and to determine the price, rights, preferences and privileges of those shares without any further vote or action by the stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of shares of Preferred Stock, while potentially providing desirable flexibility in connection with possible acquisitions and for other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock. We have no present intentions to issue shares of Preferred Stock. Further, in March 2001, our Board of Directors adopted a Preferred Stock purchase rights plan intended to guard against certain takeover tactics. The existence of this plan could also have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

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

	Maturing within 12 months	Thereafter	Total
Cash equivalents	$117,492	—	$117,492
Weighted average interest rate	1.12%	—	1.12%
Investments	$84,711	—	$84,711
Weighted average interest rate	1.37%	—	1.37%

Total investment securities	$202,203	—	$202,203

Other Investments

In the past, we have invested in equity instruments of privately held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations. For these investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets might be impaired. During the three months ended July 31, 2002, we determined that these investments had incurred a decline in value that was other-than-temporary and reduced their carrying amounts to the estimated fair value by a charge to our results of operations of $2.6 million. As of July 31, 2003, our investments in privately held companies and the venture fund are written down to zero.

Item 4. Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, to their knowledge and belief, our disclosure controls and procedures were effective.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or to our knowledge in other factors that could significantly affect these controls subsequent to the Evaluation Date.

CEO and CFO Certifications

Attached, as Exhibits 31 and 32, are two separate forms of certifications of the CEO and the CFO. The certifications attached as Exhibits 31.1 and 31.2 are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). The information contained in this Item 4 relates to the Controls Evaluation referred to in the Section 302 Certifications, and should be read with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls

Our management, including the CEO and CFO, has a responsibility for establishing and maintaining adequate disclosure and internal controls over our financial reporting. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures that are designed with the objective of providing reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with GAAP.

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

PART II—FINANCIAL INFORMATION

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

We have decided to accept a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Agile Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of certain claims we may have against the underwriters. The Agile Defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which we do not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement.

We are also subject to various other claims and legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition or results of operations.

Item 2. Changes In Securities And Use Of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of security holders during the first quarter of fiscal 2004.

Item 5. Other Information

Not Applicable

Item 6. Exhibits And Reports On Form 8-K

(a) Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

Form 8-K filed on April 10, 2003 regarding the acquisition of ProductFactory, Inc. by Agile Software Corporation.

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

SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGILE SOFTWARE CORPORATION

By:	/s/ CAROLYN V. AVER Carolyn V. Aver Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

Date: September 15, 2003