Form 10-Q
period 2003-10-31
AGILE SOFTWARE CORP
filed 2003-12-12
CIK 1088653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003

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

The number of shares of Common Stock of the Registrant issued and outstanding as of October 31, 2003 was 51,824,491.

AGILE SOFTWARE CORPORATION

FORM 10-Q

OCTOBER 31, 2003

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

AGILE SOFTWARE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31, 2003	April 30, 2003 (1)
ASSETS
Current assets:
Cash and cash equivalents	$122,895	$154,852
Short-term investments	107,376	102,115
Accounts receivable, net of allowance for doubtful accounts of $1,418 and $1,158 as of October 31, 2003 and April 30, 2003, respectively	16,066	12,061
Other current assets	5,291	6,295

Total current assets	251,628	275,323
Long-term investments	14,437	—
Property and equipment, net	10,176	7,389
Goodwill	33,913	5,150
Intangible assets, net	7,181	1,080
Other assets	2,719	2,008

Total assets	$320,054	$290,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,232	$3,230
Accrued expenses and other liabilities	23,003	13,632
Deferred revenue	16,308	15,280

Total current liabilities	46,543	32,142
Accrued restructuring, non-current	4,577	2,562
Other non-current liabilities	5,811	—

Total liabilities	56,931	34,704

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common Stock	52	49
Additional paid-in capital	541,481	516,056
Notes receivable from stockholders	(94)	(186)
Unearned stock compensation	(2,081)	(2,030)
Accumulated other comprehensive income (loss)	(153)	93
Accumulated deficit	(276,082)	(257,736)

Total stockholders’ equity	263,123	256,246

Total liabilities and stockholders’ equity	$320,054	$290,950

(1)	Amounts as of April 30, 2003 have been derived from audited financial statements as of that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGILE SOFTWARE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Revenues:
License	$8,243	$7,613	$15,627	$14,468
Professional services and maintenance	16,425	9,890	27,304	19,059

Total revenues	24,668	17,503	42,931	33,527

Cost of revenues:
License	976	648	1,786	1,299
Professional services and maintenance	7,794	4,710	12,553	9,372
Stock compensation	52	4	52	28
Acquisition-related compensation	256	—	256	—
Amortization of intangible assets	160	—	160	—

Total cost of revenues	9,238	5,362	14,807	10,699

Gross margin	15,430	12,141	28,124	22,828

Operating expenses:
Sales and marketing:
Other sales and marketing	9,563	10,716	17,671	22,389
Stock compensation	2,133	477	2,673	932
Research and development:
Other research and development	5,892	7,099	11,176	15,164
Stock compensation	56	19	112	124
General and administrative:
Other general and administrative	2,501	1,741	4,261	3,378
Stock compensation	457	115	491	74
Acquisition-related compensation	562	—	562	—
Amortization of intangible assets	756	—	756	—
Acquired in-process research and development	500	—	500	—
Restructuring and other charges	9,201	7,836	9,201	7,836

Total operating expenses	31,621	28,003	47,403	49,897

Loss from operations	(16,191)	(15,862)	(19,279)	(27,069)
Other income (expense):
Interest and other income, net	763	1,152	1,593	2,667
Impairment of investments	—	—	—	(2,560)

Loss before provision for income taxes	(15,428)	(14,710)	(17,686)	(26,962)
Provision for income taxes	243	343	660	439

Net loss	$(15,671)	$(15,053)	$(18,346)	$(27,401)

Net loss per share:
Basic and diluted	$(0.31)	$(0.31)	$(0.37)	$(0.57)

Weighted average shares	51,248	48,381	50,197	48,265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGILE SOFTWARE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended October 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(18,346)	$(27,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	500	—
Provision for doubtful accounts	175	—
Depreciation and amortization	3,703	4,131
Stock compensation	3,328	1,158
Impairment of investments	—	2,560
Non-cash portion of restructuring and other charges	2,043	3,179
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,490)	(2,172)
Other assets, current and non-current	1,977	(194)
Accounts payable	(1,821)	(1,690)
Accrued expenses and other liabilities, current and non-current	4,243	4,287
Deferred revenue	(3,533)	400

Net cash used in operating activities	(9,221)	(15,742)

Cash flows from investing activities:
Purchases of investments	(139,665)	(99,098)
Proceeds from maturities of investments	119,805	88,355
Cash paid in business combinations, net of cash acquired	(2,471)	—
Acquisition of property and equipment	(6,110)	(3,158)

Net cash used in investing activities	(28,441)	(13,901)

Cash flows from financing activities:
Repayment of capital lease obligations from acquisition	(718)	—
Proceeds from issuance of Common Stock, net of repurchases	6,415	1,133
Repayment of notes receivable from stockholders	92	21

Net cash provided by financing activities	5,789	1,154

Effect of exchange rate changes on cash	(84)	—

Net decrease in cash and cash equivalents	(31,957)	(28,489)
Cash and cash equivalents at beginning of period	154,852	123,374

Cash and cash equivalents at end of period	$122,895	$94,885

Non-cash investing and financing activities:
Unearned stock compensation	$3,379	$57
Common Stock issued in business combination	15,634	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Reclassifications

Certain reclassifications have been made to the prior period unaudited condensed consolidated financial statements to conform to the current period presentation. These reclassifications have no impact on previously reported net loss or cash flows.

Concentrations of credit risk and significant customers

During the three months ended October 31, 2003 and 2002 and the six months ended October 31, 2003, no one customer accounted for more than 10% of total revenues. During the six months ended October 31, 2002, one customer accounted for 12% of total revenues. As of October 31, 2003, no one customer accounted for more than 10% of net accounts receivable. As of April 30, 2003, one other customer accounted for 22% of our net accounts receivable.

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

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of shares and options issued pursuant to our stock-based compensation plans at the grant date were calculated using the Black-Scholes option pricing model as prescribed by SFAS No. 123 with the following weighted average assumptions:

	Stock Option Plans
	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Dividend yield	—	—	—	—
Expected volatility	67%	104%	68%	105%
Average risk-free interest rate	3.27%	2.81%	3.28%	3.31%
Expected life (in years)	5	5	5	5

	Stock Purchase Plan
	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Dividend yield	—	—	—	—
Expected volatility	67%	104%	72%	104%
Average risk-free interest rate	1.04%	1.43%	1.03%	1.54%
Expected life (in years)	.5	.5	.5	.5

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of assumptions, including the expected stock price volatility. We use volatility rates based upon our historical volatility rates. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options. Based upon the above assumptions, the weighted average fair value per share of options granted under the option plans during the three months ended October 31, 2003 and 2002 was $5.00 and $4.10, respectively. The weighted average fair value per share of options granted under the option plans during the six months ended October 31, 2003 and 2002 was $5.02 and $5.00, respectively. The weighted average fair value per share of shares granted under the Stock Purchase Plan during the three months ended October 31, 2003 and 2002 was $2.89 and $3.43, respectively. The weighted average fair value per share of shares granted under the Stock Purchase Plan during the six months ended October 31, 2003 and 2002 was $2.61 and $4.12, respectively.

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Had we recognized the fair value of our stock-based compensation plans under the provisions of SFAS No. 123, our net loss would have been increased to the pro forma amounts below for the three and six months ended October 31, 2003 and 2002, respectively (in thousands, except per share amounts):

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Net loss as reported	$(15,671)	$(15,053)	$(18,346)	$(27,401)
Add: Stock-based employee compensation under APB Opinion No. 25 included in reported net loss	2,674	192	3,113	611
Less: Stock-based employee compensation under SFAS No. 123	(6,388)	(8,245)	(12,226)	(19,097)

Pro forma net loss	$(19,385)	$(23,106)	$(27,459)	$(45,887)

Net loss per basic and diluted share as reported	$(0.31)	$(0.31)	$(0.37)	$(0.57)

Pro forma net loss per basic and diluted share	$(0.38)	$(0.48)	$(0.55)	$(0.95)

Unearned stock compensation

We record unearned stock compensation when we issue restricted Common Stock or options to purchase Common Stock with exercise prices below fair value at the date of grant. Stock compensation is recognized as an expense over the applicable vesting period of the related options, generally five years, using the accelerated method of amortization. In addition, during the three months ended October 31, 2003, we recorded $2.4 million of stock compensation expense related to the modification of certain stock option grants for employees we involuntarily terminated.

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

During the three and six months ended October 31, 2003 and 2002, we terminated employment of individuals for whom we had recorded unearned stock compensation and had recognized related expense on unvested options using the accelerated method of amortization. Accordingly, during the three months ended October 31, 2003 and 2002, we reduced unearned stock compensation, which would have been amortized to future expense, by $213,000 and $406,000, respectively. During the six months ended October 31, 2003 and 2002, we reduced unearned stock compensation by $268,000 and $544,000, respectively.

Amortization of employee and non-employee stock options, and recoveries due to cancellations were as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Amortization – employees	$2,880	$439	$3,373	$1,022
Amortization – non-employees	24	423	215	547
Recovery – employees	(206)	(247)	(260)	(411)

Net amortization	$2,698	$615	$3,328	$1,158

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Recent accounting pronouncements

Asset Retirement Obligations

In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets that result from acquisition, construction, development and/or normal use of the assets, including lease restoration obligations. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of the fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset, and this additional carrying amount is expensed over the life of the asset. We adopted SFAS No. 143 effective May 1, 2003. The adoption of SFAS No. 143 did not have a material impact on our financial condition, results of operations, or cash flows.

Costs Associated with Exit and Disposal Activities

In July 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities (i.e., restructuring activities), including costs related to terminating a contract that is not a capital lease and termination benefits due to employees who are involuntarily terminated under the terms of a one-time benefit arrangement. SFAS No. 146 supersedes EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” and EITF No. 88-10, “Costs Associated with Lease Modification or Termination.” Accordingly, SFAS No. 146 prohibits recognition of a liability based solely on an entity’s commitment to a plan to exit an activity. SFAS No. 146 requires that: (i) liabilities associated with exit and disposal activities be measured at fair value and changes in the fair value of the liability at each reporting period be measured using an interest allocation approach; (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; (iii) liabilities to terminate a contract be recorded at fair value when the contract is terminated; (iv) liabilities related to an existing operating lease/contract, unless terminated, be recorded at fair value, less estimated sublease income, and measured when the contract does not have any future economic benefit to the entity (i.e., the entity ceases to utilize the rights conveyed by the contract); and (v) all other costs related to an exit or disposal activity be expensed as incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 effective January 1, 2003. Therefore, the restructuring activities initiated by us in the second quarter of fiscal 2004, as discussed further in “Note 6—Restructuring and Other Charges” below, have been accounted for in accordance with SFAS No. 146. The adoption of SFAS No. 146 will not impact our restructuring obligations recognized in fiscal 2002 and 2003, as these obligations must continue to be accounted for in accordance with EITF No. 94-3 and EITF No. 88-10 and other applicable pre-existing guidance.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No., or FIN, 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of certain variable interest entities where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. The interpretation applies immediately to variable interest entities created after January 31, 2003 and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. In October 2003, the FASB issued FASB Staff Position No. 46-6, which states that a public entity need not apply the provisions of FIN 46 for variable interest entities created before February 1, 2003 until the end of the first interim or annual reporting period after December 15, 2003. We did not have any

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ownership in any variable interest entities as of October 31, 2003. We will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.

Accounting for Certain Financial Instruments

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatorily redeemable financial instruments, 2) obligations to repurchase the issuer’s equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We did not have any such financial instruments as of October 31, 2003. The implementation of SFAS No. 150 is not expected to have a material effect on our consolidated financial statements.

Note 2—Net Loss Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of Common Stock outstanding during the period. Diluted net loss per share is the same as basic net loss per share because the calculation of diluted net loss per share excludes potential shares of Common Stock since their effect is anti-dilutive. Potentially dilutive shares of Common Stock consist of unvested restricted Common Stock and incremental shares of Common Stock issuable upon the exercise of stock options and warrants.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Numerator:
Net loss	$(15,671)	$(15,053)	$(18,346)	$(27,401)

Denominator:
Weighted average shares	51,382	48,595	50,348	48,514
Weighted average unvested shares of restricted Common Stock subject to repurchase	(134)	(214)	(151)	(249)

Denominator for basic and diluted calculation	51,248	48,381	50,197	48,265

Net loss per share:
Basic and diluted	$(0.31)	$(0.31)	$(0.37)	$(0.57)

The following table sets forth potential shares of Common Stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive as of the dates indicated below (in thousands):

	As of October 31,
	2003	2002
Warrants to purchase Common Stock	—	50
Unvested Common Stock subject to repurchase	124	198
Options to purchase Common Stock	18,405	16,354

Total shares excluded	18,529	16,602

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3—Comprehensive Loss:

Comprehensive loss, which is reflected as a component of stockholders’ equity, includes net loss, unrealized gains or losses on investments, and foreign currency translation adjustments, as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Net loss	$(15,671)	$(15,053)	$(18,346)	$(27,401)
Other comprehensive income (loss):
Unrealized gains (loss) on investments	1	28	(162)	280
Foreign currency translation adjustment	(84)	—	(84)	—

Other comprehensive income (loss)	$(83)	$28	$(246)	$280

Total comprehensive loss	$(15,754)	$(15,025)	$(18,592)	$(27,121)

Note 4—Business Combinations:

During the three months ended October 31, 2003, we acquired Eigner US Inc. (“Eigner”) and TRADEC, Inc. (“Tradec”). Each transaction was accounted for under the purchase method of accounting and, accordingly, the results of operations of each acquisition are included in the accompanying unaudited condensed consolidated statements of operations since the acquisition date.

Eigner

On August 11, 2003, we acquired all of the outstanding capital stock of Eigner, a provider of complementary product lifecycle management solutions. The acquisition of Eigner allows us to have a stronger presence in the automotive supply chain, industrial equipment, aerospace, and defense industries, as well as in certain geographic markets.

The total purchase price of $19.3 million consisted of $2.8 million in cash, the issuance of 1.8 million shares of Agile Common Stock valued at $15.6 million, and $894,000 in direct transaction costs. The value of the share consideration was based upon the average of the closing market prices of Agile Common Stock on the three trading days before and after the announcement of the acquisition on August 5, 2003, which was $8.71.

In connection with the acquisition of Eigner, we paid approximately $1.5 million in hiring bonuses to certain persons who were employees of Eigner at the date of the acquisition. We also implemented a plan to involuntarily terminate approximately 10% of the combined company workforce, for a total of 63 employees, to eliminate duplicative activities and reduce the cost structure of the combined company. The terminations included 30 Eigner employees and 33 Agile employees, and were made across all business functions and geographic regions. The estimated cost for related severance, benefits, payroll taxes and other associated costs totaled $3.3 million, of which $2.2 million was related to the termination of the Eigner employees and $1.1 was related to the termination of the Agile employees. As of October 31, 2003, all employees identified in the plan had been notified. There are no future changes to the plan anticipated. Both the hiring bonuses and the severance related costs for the Eigner employees, totaling $3.7 million, were accrued for at the time of the acquisition and have been recognized as a liability assumed in the business combination. The severance related costs for the Agile employees of $1.1 million were included in restructuring and other charges during the three months ended October 31, 2003 (see “Note 6—Restructuring and Other Charges” for additional information). The Eigner and Agile employee termination obligations are expected to be paid through January 2004.

In addition, we will pay approximately $1.7 million in retention bonuses to certain persons who were employees of Eigner at the date of the acquisition and remain employees of Agile for six months. During the three

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

months ended October 31, 2003, we recorded $818,000 of acquisition-related compensation for these bonuses, and expect to record an additional $845,000 of acquisition-related compensation during the third quarter of fiscal 2004.

The aggregate purchase price for the Eigner acquisition has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as follows (in thousands):

Tangible assets acquired:
Cash and cash equivalents	$3,015
Accounts receivable	2,478
Property and equipment	1,361
Other assets	2,278
Liabilities assumed:
Accounts payable	(5,670)
Accrued expenses and other liabilities	(12,590)
Deferred revenue	(3,956)
Identifiable intangible assets acquired:
In-process research and development	500
Other identifiable intangible assets:
Existing technology	1,300
Customer relationships	4,000
Non-compete agreements	1,200
Goodwill	25,369

Total	$19,285

The tangible assets acquired and liabilities assumed were recorded at their fair values, which approximated their carrying amounts at the respective acquisition dates. We determined the valuation of the identifiable intangible assets using future revenue assumptions and a valuation report from an independent appraiser. The amounts allocated to the identifiable intangible assets were determined through established valuation techniques accepted in the technology and software industries. In calculating the value of the acquired in-process research and development (“IPR&D”), the independent appraiser gave consideration to relevant market size and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles, and the estimated lives of each of the products derived from the underlying technology. The value of the acquired IPR&D reflects the relative value and contribution of the acquired research and development. Consideration was given to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project in determining the value assigned to the acquired IPR&D. The projects have been subsequently completed within our estimates. The amounts allocated to the acquired IPR&D were immediately expensed in the period the acquisition was completed because the projects associated with the IPR&D efforts had not yet reached technological feasibility and no future alternative uses existed for the technology. Research and development costs to bring the products acquired to technological feasibility are not expected to be significant. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the other identifiable intangible assets. Key assumptions included discount factors ranging from 19% to 31%, and estimates of revenue growth, maintenance renewal rates, cost of sales, operating expenses and taxes. The purchase price in excess of the net liabilities assumed and the identifiable intangible assets acquired was allocated to goodwill.

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Tradec

On September 30, 2003, we acquired all of the outstanding capital stock of Tradec, which develops cost management software solutions that enable manufacturing companies to reduce direct material costs, increase productivity and improve supplier performance. The acquisition enhances our current cost management offering by leveraging Tradec’s domain expertise for addressing key aspects of direct materials cost and performance management. We will be able to deliver increased analytics capabilities and supplier collaboration for our customers to drive product profitability. The financial terms of the transaction were not material to our financial statements.

Pro forma financial information

Pro forma financial information giving effect to the acquisition of ProductFactory, Inc. (“ProductFactory”) (acquired in March 2003) has not been presented since the pro forma financial information would not differ materially from our historical results.

The following table presents the unaudited pro forma financial information for Eigner, Tradec, oneREV, Inc. (acquired in December 2002) and us for the three and six months ended October 31, 2003 and 2002, respectively, as if the acquisitions had occurred on May 1, 2002, after giving effect to certain purchase accounting adjustments (in thousands, except per share amounts):

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Pro forma net revenue	$25,369	$24,380	$50,720	$48,000

Pro forma net loss	$(13,760)	$(20,069)	$(19,724)	$(38,836)

Pro forma net loss per basic and diluted share	$(0.27)	$(0.40)	$(0.39)	$(0.77)

Pro forma shares outstanding	51,443	50,310	51,192	50,194

These results are presented for illustrative purposes only and are not necessarily indicative of the actual operating results or financial position that would have occurred if the transaction had been consummated at the beginning of the period.

Note 5—Goodwill and Intangible Assets:

Goodwill

The change in carrying amount of goodwill for the six months ended October 31, 2003, is as follows (in thousands):

Balance as of April 30, 2003	$5,150
Earnout payments to the stockholders of acquired companies (1)	1,117
Goodwill related to acquisitions (2)	27,646

Balance as of October 31, 2003	$33,913

(1)	In connection with our acquisition of ProductFactory, additional consideration of up to $2.5 million may be earned, based upon net revenues from sales of the acquired product through July 31, 2004. During the six months ended October 31, 2003, we paid $1.1 million of additional consideration to the former ProductFactory stockholders.

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2)	Goodwill related to our acquisition of Eigner and Tradec during the three months ended October 31, 2003. See “Note 4—Business Combinations” for additional information.

Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer subject to amortization. Rather, we evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable.

Intangible Assets

The components of acquired identifiable intangible assets are as follows (in thousands):

	October 31, 2003			April 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	$2,600	$(330)	$2,270	$1,190	$(110)	$1,080
Customer relationships	4,482	(504)	3,978	—	—	—
Non-compete agreements	1,200	(267)	933	—	—	—

	$8,282	$(1,101)	$7,181	$1,190	$(110)	$1,080

All of our acquired identifiable intangible assets are subject to amortization and have approximate original estimated weighted-average useful lives as follows: Developed technologies—four years; Customer relationships—three years; Non-compete agreements—one year. No significant residual value is estimated for the intangible assets.

As of October 31, 2003, the estimated future amortization expense of acquired identifiable intangible assets is as follows (in thousands):

Fiscal Years:
2004 (remaining six months)	$1,726
2005	2,470
2006	2,137
2007	755
2008	93
Thereafter	—

$7,181

Note 6—Restructuring and Other Charges:

As a result of unfavorable global economic conditions and a reduction in information technology spending around the world throughout fiscal 2002, during the fourth quarter of fiscal 2002, we announced a worldwide restructuring program to reduce expenses to align our operations and cost structure with market conditions (the “2002 Restructuring”). During the fourth quarter of fiscal 2002, we recorded restructuring and other charges of $6.3 million related to the 2002 Restructuring, which consisted primarily of a reduction in personnel, the consolidation of excess facilities, abandonment of certain assets in connection with the consolidation of excess facilities, and a write down of non-refundable prepaid software licenses. As of October 31, 2003, the amount remaining of the 2002 Restructuring obligations was $260,000.

Throughout the first half of fiscal 2003, we continued to evaluate the economic conditions and initiated a further restructuring of our operations (the “2003 Restructuring”). During the second quarter of fiscal 2003, we

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

recorded restructuring and other charges of $7.8 million related to the 2003 Restructuring, which consisted primarily of the consolidation of excess facilities, abandonment of certain assets in connection with the consolidation of excess facilities, and a write-down of non-refundable prepaid software licenses. As of October 31, 2003, the amount remaining of the 2003 Restructuring obligations was $3.1 million.

During the three months ended October 31, 2003, we recorded total restructuring and other charges of $9.2 million (the “2004 Restructuring”) as follows:

In connection with our move to our new headquarters in San Jose, California, during the three months ended October 31, 2003, we recorded restructuring and other charges of $7.5 million, which was comprised of (i) $5.5 million related to the fair value of the remainder of our outstanding lease commitments for properties that we vacated in September 2003, net of the fair value of estimated sublease income, and net of deferred rent of $581,000 related to the vacated properties, and (ii) $2.0 million related to the abandonment of certain long-lived assets, including leasehold improvements, furniture and fixtures, and computer equipment.

In connection with our acquisition of Eigner during the three months ended October 31, 2003, we recorded additional restructuring and other charges of $1.7 million. As discussed in “Note 4—Business Combinations” under “Eigner,” we involuntarily terminated 33 Agile employees, across all business functions and geographic regions and recorded a restructuring and other charge of $1.1 million for the related severance, benefits, payroll taxes and other associated costs. We recorded an additional $623,000 of other charges related to the write-down of certain other assets, including a $471,000 impairment of non-refundable prepaid software license fees for which we determined that the carrying value exceeded its net realizable value as a result of our decision to discontinue selling the products in which the third party licensed software was embedded, due to a comparable product acquired from Eigner.

Our 2004 Restructuring estimates will be reviewed and revised quarterly and may result in an increase to restructuring and other charges. As of October 31, 2003, the amount remaining of the 2004 Restructuring obligations was $6.2 million.

Summary of Restructuring Obligations

The significant activity within and components of the restructuring and other charges as of and for the six months ended October 31, 2003 are as follows (in thousands):

	Employee Termination Costs	Facility- Related Costs	Asset Abandonment Costs	Other Charges	Total
Restructuring obligations at April 30, 2003 (1)	$—	$4,251	$—	$—	$4,251
2004 Restructuring charges (2)	1,092	5,485	2,001	623	9,201
Cash payments	(318)	(1,509)	—	—	(1,827)
Non-cash charges	—	581	(2,001)	(623)	(2,043)

Restructuring obligations at October 31, 2003 (3)	$774	$8,808	$—	$—	$9,582

Included in accrued expenses and other liabilities					$5,005
Included in accrued restructuring, non-current					4,577

					$9,582

(1)	The 2002 Restructuring and 2003 Restructuring and related obligations through April 30, 2003 were recorded in an amount equal to the gross value of the obligation without consideration to the net present value of such obligations, in accordance with EITF No. 94-3 and EITF No. 88-10.

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2)	The 2004 Restructuring charges and related obligations were recorded at fair value, after giving effect to the fair value of the related obligations, in accordance with SFAS No. 146.

(3)	The remaining employee termination obligations are expected to be paid through January 2004. The remaining facility-related obligations are expected to be paid through November 2007.

Note 7—Commitments and Contingencies:

Services commitments

In connection with our acquisition of Eigner in August 2003, we assumed a commitment to purchase consulting services from a vendor to Eigner. Our commitment provides for quarterly payments through fiscal 2007 totaling approximately $1.4 million.

Indemnification obligations

Our software license agreements typically provide for indemnification of customers for intellectual property infringement claims. To date, no such claims have been filed against us. We also warrant to customers that our software products operate substantially in accordance with specifications. Historically, minimal costs have been incurred related to product warranties, and as such no accruals for warranty costs have been made. In addition, we are obligated to indemnify our officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to our certificate of incorporation, bylaws, and applicable Delaware law. To date, we have not incurred any costs related to these indemnifications.

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

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

During the three months ended October 31, 2003 and 2002, revenues from customers located outside of North America were approximately 40% and 25% of total revenues, respectively. During the six months ended October 31, 2003 and 2002, revenues from customers located outside of North America were approximately 33% and 26% of total revenues, respectively. Revenues from customers located outside of North America were derived primarily from sales to customers located in Europe, Japan and, to a lesser extent, the Asia-Pacific region, for all periods presented. The increase in sales to customers located outside of North America during the three and six-month periods was primarily related to our acquisition of Eigner, whose customer base was largely located in Europe.

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

Overview

We develop and sell a broad suite of product lifecycle management integrated software applications to help companies accelerate revenue, reduce costs, improve quality, ensure compliance, and drive innovation throughout the product lifecycle. Our solutions provide comprehensive support for the product lifecycle business processes, platform, and integration requirements of complex enterprises. We enable a single enterprise view of the product record across the extended enterprise. Our solution provides the domain expertise and industry best practices companies need to improve their bottom line.

On August 11, 2003, we acquired all of the outstanding capital stock of Eigner US Inc. (“Eigner”), a provider of complementary product lifecycle management solutions. The acquisition allows us to have a stronger presence in the automotive supply chain, industrial equipment, aerospace, and defense industries, as well as in certain geographic markets. The results of operations for Eigner are included in our results of operations since the acquisition date. In connection with the acquisition of Eigner, we implemented a plan to involuntarily terminate approximately 10% of the combined company workforce, for a total of 63 employees, to eliminate duplicative activities and reduce the cost structure of the combined company. The terminations included 30 Eigner employees and 33 Agile employees, and were made across all business functions and geographic regions. The estimated cost for related severance, benefits, payroll taxes and other associated costs totaled $3.3 million, of which $2.2 million was related to the termination of the Eigner employees and $1.1 was related to the termination of the Agile employees. The severance related costs for the Eigner employees of $2.2 million were accrued for at the time of the acquisition and have been recognized as a liability assumed in the business combination. The severance related costs for the Agile employees of $1.1 million were included in restructuring and other charges during the three months ended October 31, 2003.

Critical Accounting Policies

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

•	Revenue Recognition

•	Allowance for Doubtful Accounts

•	Investments

•	Prepaid Software License Fees

•	Restructuring Reserves

•	Stock Options and Warrants

•	Business Combinations and Acquired Intangible Assets

Additional information about these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2003. Other than the addition of our Business Combinations and Acquired Intangible Assets policy, as discussed below, there have been no changes to these critical accounting policies subsequent to April 30, 2003.

Business Combinations and Acquired Intangible Assets

We account for our purchases of acquired companies in accordance with Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations,” and account for the related acquired intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 141, we allocate the cost of the acquired companies to the identifiable tangible and intangible assets acquired and liabilities assumed, with the remaining amount being classified as goodwill. Certain intangible assets, such as “developed technologies,” are amortized to expense over time, while in-process research and development costs (“IPR&D”), if any, are immediately expensed in the period the acquisition is completed. Identifiable intangible assets are currently amortized over a weighted-average of one to three years using the straight-line method.

The majority of entities we acquire do not have significant tangible assets and, as a result, a significant portion of the purchase price is typically allocated to intangible assets and goodwill. Our future operating performance will be impacted by the future amortization of intangible assets, potential charges related to IPR&D for future acquisitions, and potential impairment charges related to goodwill. Accordingly, the allocation of the purchase price to intangible assets and goodwill has a significant impact on our future operating results. The allocation of the purchase price of the acquired companies to intangible assets and goodwill requires us to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Should different conditions prevail, material write-downs of intangible assets and/or goodwill could occur.

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

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total revenues.

	Three Months Ended October 31,		Six Months Ended October 31,
	2003	2002	2003	2002
Revenues:
License	33%	43%	36%	43%
Professional services and maintenance	67	57	64	57

Total revenues	100	100	100	100

Cost of revenues:
License	4	4	4	4
Professional services and maintenance	32	27	29	28
Stock compensation	—	—	—	—
Acquisition-related compensation	1	—	1	—
Amortization of intangible assets	1	—	—	—

Total cost of revenues	38	31	34	32

Gross margin	62	69	66	68

Operating expenses:
Sales and marketing:
Other sales and marketing	39	61	41	67
Stock compensation	9	3	6	3
Research and development:
Other research and development	24	41	26	45
Stock compensation	—	—	—	—
General and administrative:
Other general and administrative	10	10	10	10
Stock compensation	2	—	1	—
Acquisition-related compensation	2	—	1	—
Amortization of intangible assets	3	—	2	—
Acquired in-process technology	2	—	1	—
Restructuring and other charges	37	45	21	24

Total operating expenses	128	160	109	149

Loss from operations	(66)	(91)	(43)	(81)
Other income (expense):
Interest and other income, net	3	7	4	8
Impairment of investments	—	—	—	(8)

Loss before provision for income taxes	(63)	(84)	(39)	(81)
Provision for income taxes	1	2	2	1

Net loss	(64)%	(86)%	(41)%	(82)%

Comparison of the Three and Six Months Ended October 31, 2003 and 2002

General Factors that Affected Our Operational and Financial Performance

Throughout fiscal 2003 and continuing into the first half of fiscal 2004, there were several factors that impacted our operations and financial performance. These factors included: (i) the overall weakness of the global and U.S. economies; (ii) continued reductions or delays in corporate technology-related capital expenditures; (iii) increased competition; (iv) the acquisition of Eigner in August 2003; and (v) worldwide restructuring plans that we implemented during the fourth quarter of fiscal 2002, the second quarter of fiscal 2003, and the second quarter of fiscal 2004, in order to reduce expenses to align our operations and cost structure with the aforementioned market conditions.

Revenues

We derive revenues from the license of software products under software license agreements and from the delivery of associated professional and maintenance services.

During the three months ended October 31, 2003 and 2002 and the six months ended October 31, 2003, no one customer accounted for more than 10% of total revenues. During the six months ended October 31, 2002, one customer accounted for 12% of total revenues. Revenues from customers located outside of North America were derived primarily from sales to customers in Europe, Japan and, to a lesser extent, the Asia-Pacific region. During the three months ended October 31, 2003 and 2002, revenues from customers located outside of North America were approximately 40% and 25% of total revenues, respectively. During the six months ended October 31, 2003 and 2002, revenues from customers located outside of North America were approximately 33% and 26% of total revenues, respectively. The increases in sales to customers located outside of North America during the three and six-month periods were primarily related to our acquisition of Eigner, whose customer base was largely located in Europe.

License Revenues

	Three Months Ended October 31,			Six Months Ended October 31,
	2003	2002	% Change	2003	2002	% Change
	(in thousands, except percentages)
License revenues	$8,243	$7,613	8%	$15,627	$14,468	8%
As a percentage of total revenues	33%	43%		36%	43%

Our license revenues are comprised of fees charged for the use of our products licensed under perpetual or term-based arrangements.

The increase in license revenues, in absolute dollars, during the three and six-month periods was primarily due to the addition of Eigner products and increases in sales of our newer products to existing customers, partially offset by fewer sales of our older products. The decrease in license revenues, as a percentage of total revenues, during the three and six-month periods was primarily due to the general factors described above impacting license revenues to a greater extent than professional services and maintenance revenues.

For the three months ending January 31, 2004, we expect license revenues, in absolute dollars, to remain flat and, as a percentage of total revenues, to increase slightly when compared to our results for the three months ended October 31, 2003.

Professional Services and Maintenance Revenues

	Three Months Ended October 31,			Six Months Ended October 31,
	2003	2002	% Change	2003	2002	% Change
	(in thousands, except percentages)
Professional services and maintenance revenues	$16,425	$9,890	66%	$27,304	$19,059	43%
As a percentage of total revenues	67%	57%		64%	57%

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

The increase in professional services and maintenance revenues, in absolute dollars and as a percentage of total revenues, during the three and six-month periods was primarily due to our acquisition of Eigner, whose revenue mix was primarily professional services and maintenance revenue, combined with an increase in our implementation services as we are selling a more comprehensive solution, and to a lesser extent, maintenance revenues associated with new license sales during the last four quarters and an increase in maintenance revenue from renewals.

For the three months ending January 31, 2004, we expect professional services and maintenance revenues, in absolute dollars and as a percentage of total revenues, to decrease slightly when compared to our results from the three months ended October 31, 2003, as a result of fewer billable days in the third quarter due to holidays.

Cost of Revenues

Cost of License Revenues

	Three Months Ended October 31,			Six Months Ended October 31,
	2003	2002	% Change	2003	2002	% Change
Cost of license revenues	$976	$648	51%	$1,786	$1,299	37%
As a percentage of license revenues	12%	9%		11%	9%

Our cost of license revenues includes license fees due to third parties for integrated technology, the cost of manuals and product documentation, production media used to deliver our products and packaging costs.

The increase in cost of license revenues, in absolute dollars, during the three and six-month periods was primarily due to our overall increase in license revenues, resulting in an increase in license fees paid to third parties on third-party software integrated into our products. The increase in cost of license revenues, as a percentage of license revenues, was due to a higher component of third-party software embedded in the products shipped during the period. The products acquired in our acquisition of Eigner generally included more third-party software and therefore carried a higher cost of license revenues as a percentage of license revenues.

For the three months ending January 31, 2004, we expect cost of license revenues, in absolute dollars, to track with our overall license revenues. For such period, we expect cost of license revenues, as a percentage of license revenues, to remain comparable with our results for the three months ended October 31, 2003.

Cost of Professional Services and Maintenance Revenues

	Three Months Ended October 31,			Six Months Ended October 31,
	2003	2002	% Change	2003	2002	% Change
Cost of professional services and maintenance revenues	$7,794	$4,710	65%	$12,553	$9,372	34%
As a percentage of professional services and maintenance revenues	47%	48%		46%	49%

Our cost of professional services and maintenance revenues includes salaries and related expenses for the implementation, training services, and customer support organizations, costs of third parties contracted to provide implementation services to customers and an allocation of our overhead expenses, including rent, information technology and other overhead expenses. In addition, cost of professional services and maintenance revenues includes support fees and upgrade fees paid to third parties for technology embedded in new versions of our software provided to our installed customer base.

The increase in cost of professional services and maintenance revenues, in absolute dollars, during the three and six-month periods was primarily due to the increase in our overall professional services and maintenance organizations, primarily as a result of our acquisition of Eigner, and increased reliance on third-party service providers to meet increased demand. The decrease in cost of professional services and maintenance revenues, as a percentage of professional services and maintenance revenues, was primarily due to a higher utilization of our professional services personnel on longer and larger engagements, partially offset by an increase in the mix of professional services, which carry lower gross margins, in our overall professional services and maintenance revenues .

For the three months ending January 31, 2004, we expect cost of professional services and maintenance revenues, in absolute dollars and as a percentage of professional services and maintenance revenues, to remain comparable with our results for the three months ended October 31, 2003.

Operating Expenses

We classify all charges to operating expense categories based on the nature of the expenditures. Although each category includes expenses that are unique to the category type, there are common recurring expenditures that are typically included in all operating expense categories, such as salaries, employee benefits, incentive compensation, bonuses, travel costs, communication, rent and other allocated facilities costs, information technology, and professional fees. Also included in our operating expenses is the amortization of stock compensation, that is included in each of the sales and marketing, research and development, and general and administrative categories.

Sales and Marketing

	Three Months Ended October 31,		% Change	Six Months Ended October 31,		% Change
	2003	2002		2003	2002
Sales and marketing, excluding stock compensation	$9,563	$10,716	(11%)	$17,671	$22,389	(21%)
As a percentage of total revenues	39%	61%		41%	67%

In addition to the common recurring expenditures mentioned above, our sales and marketing expenses include expenditures specific to the sales group, such as sales related commissions and bonuses, and expenditures specific to the marketing group, such as public relations and advertising, trade shows, marketing collateral materials, and customer user group meetings, net of fees assessed, if any, for attendance.

The decrease in sales and marketing expenses, excluding stock compensation, in absolute dollars and as a percentage of total revenues, during the three and six-month periods was primarily due to a decrease in personnel-related costs, a reduction in marketing and advertising programs, outside consulting services and travel and entertainment expenditures, as we continued to closely monitor our discretionary expenses, and an improvement in our sales productivity. These savings were partially offset by an increase in personnel-related costs related to an increase in the number of employees as a result of our acquisition of Eigner.

For the three months ending January 31, 2004, we expect sales and marketing expenses, excluding stock compensation, in absolute dollars, to remain comparable with our results for the three months ended October 31, 2003. If our revenues increase substantially period over period, our sales and marketing expenses, in absolute dollars, will likely increase as a result of increased commissions and incentives payable on the increased revenue.

Research and Development

	Three Months Ended October 31,		% Change	Six Months Ended October 31,		% Change
	2003	2002		2003	2002
Research and development, excluding stock compensation	$5,892	$7,099	(17%)	$11,176	$15,164	(26%)
As a percentage of total revenues	24%	41%		26%	45%

In addition to the common recurring expenditures mentioned above, our research and development expenses consists of costs associated with the development of new products, enhancements of existing products, and quality assurance procedures. To date, all software development costs in research and development have been expensed as incurred.

The decrease in research and development expenses, excluding stock compensation, in absolute dollars and as a percentage of total revenues, during the three and six-month periods was primarily due to a full period of benefits realized from the shift of some of our development activities to our offshore development centers in India and China during fiscal 2003, which resulted in lower overall operating costs, including a reduction in personnel-related costs, outside consulting services, and recruiting and relocation costs. These saving were partially offset by an increase in personnel-related costs as a result of an increase in the number of employees resulting from our acquisition of Eigner. In addition, we continued to closely monitor our discretionary expenses throughout the period.

For the three months ending January 31, 2004, we expect research and development expenses, excluding stock compensation, in absolute dollars, to remain comparable with our results for the three months ended October 31, 2003.

General and Administrative

	Three Months Ended October 31,		% Change	Six Months Ended October 31,		% Change
	2003	2002		2003	2002
General and administrative, excluding stock compensation	$2,501	$1,741	44%	$4,261	$3,378	26%
As a percentage of total revenues	10%	10%		10%	10%

In addition to the common recurring expenditures mentioned above, our general and administrative expenses consist primarily of compensation and benefits costs for executive, finance, human resources, legal and administrative personnel, bad debt expense, and other costs associated with being a publicly held company, including SEC and Sarbanes-Oxley compliance, directors and officers insurance, director compensation, and listing fees.

The increase in general and administrative expenses, excluding stock compensation, in absolute dollars, during the three and six-month periods was primarily due to an increase in personnel-related costs as a result of an increased number of employees resulting from our acquisition of Eigner, costs to integrate the operations of Eigner with ours, and an increase in bad debt expense, as a result of an increase in accounts receivable.

For the three months ending January 31, 2004, we expect general and administrative expenses, excluding stock compensation, in absolute dollars, to be flat to slightly down from our results for the three months ended October 31, 2003.

Stock Compensation

	Three Months Ended October 31,		% Change	Six Months Ended October 31,		% Change
	2003	2002		2003	2002
Stock compensation:
Cost of revenues	$52	$4	1200%	$52	$28	86%
Sales and marketing	2,133	477	347%	2,673	932	187%
Research and development	56	19	195%	112	124	(10%)
General and administrative	457	115	297%	491	74	564%

Total stock compensation	$2,698	$615	339%	$3,328	$1,158	187%
As a percentage of total revenues	11%	3%		7%	3%

Stock compensation expenses includes the amortization of unearned employee stock compensation, stock compensation as a result of modifications to the terms of certain stock option grants, and options issued to non-employees, offset by credits associated with the impact of the reversal of accelerated amortization on unvested and cancelled options held by terminated employees. Stock options granted to non-employees are recognized as an expense as the underlying stock options are earned. At each reporting date, we recalculate the value of the stock options using the Black-Scholes option pricing model and record changes in the fair value for the unvested portion of the options. As a result, the stock compensation for non-employees fluctuates with the movement in the fair value of our Common Stock.

The increase in stock compensation expense, in absolute dollars and as a percentage of total revenues, during the three and six-month periods was primarily related to the modification of certain stock options grants for employees we involuntarily terminated, which resulted in a charge of $2.4 million of stock compensation during the three and six months ended October 31, 2003. This amount was offset slightly by (i) a decrease in the amount of stock compensation recognized on stock options granted to non-employees in prior periods, as the fair value for the unvested portion of these stock options has decreased, and (ii) by credits associated with the impact of the reversal of accelerated amortization on options held by terminated employees.

Acquisition-Related Compensation

	Three Months Ended October 31,			Six Months Ended October 31,
	2003	2002	% Change	2003	2002	% Change
Acquisition-related compensation:
Cost of revenues	$256	$—	100%	$256	$—	100%
Operating expenses	562	—	100%	562	—	100%

Total acquisition-related compensation	$818	$—	100%	$818	$—	100%
As a percentage of total revenues	3%	—		2%	—

In connection with our acquisition of Eigner, we will be paying approximately $1.7 million in retention bonuses to certain persons who were employees of Eigner at the date of the acquisition and remain employees of Agile for six months. The retention bonuses are recorded as acquisition-related compensation in the unaudited condensed consolidated statements of operations. During the three and six months ended October 31, 2003, we recorded $818,000 of acquisition-related compensation, and expect to record an additional $845,000 of acquisition-related compensation during the three months ending January 31, 2004.

Amortization of Intangible Assets

	Three Months Ended October 31,		% Change	Six Months Ended October 31,		% Change
	2003	2002		2003	2002
Amortization of intangible assets:
Cost of revenues	$160	$—	100%	$160	$—	100%
Operating expenses	756	—	100%	756	—	100%

Total amortization of intangible assets	$916	$—	100%	$916	$—	100%
As a percentage of total revenues	4%	—		2%	—

Intangible assets consist of developed technologies, customer relationships, and non-compete agreements acquired. Intangible assets are subject to amortization and have original estimated weighted-average useful lives ranging from one to four years. No significant residual value is estimated for the intangible assets.

During the three months and six months ended October 31, 2003, we recognized amortization expense of $916,000 related to our intangible assets. There was no such amortization during the three and six months ended October 31, 2002.

We may continue purchasing assets or businesses to accelerate industry or geographic expansion, or increase the features and functions of our products available to our customers. These purchase transactions may result in the creation of additional intangible assets that leads to a corresponding increase in our amortization expense in future periods. Our future operating performance could be impacted by the future amortization of intangible assets.

Acquired In-Process Research and Development

	Three Months Ended October 31,		% Change	Six Months Ended October 31,		% Change
	2003	2002		2003	2002
Acquired in-process research and development	$500	$—	100%	$500	$—	100%
As a percentage of total revenues	2%	—		1%	—

In connection with our acquisition of Eigner, we allocated $500,000 of the purchase price to acquired in-process research and development (“IPR&D”). The amounts allocated to the acquired IPR&D were immediately expensed in the period the acquisition was completed because the projects associated with the acquired IPR&D efforts had not yet reached technological feasibility and no future alternative uses existed for the technology. We used an independent appraiser to calculate the amount allocated to acquired IPR&D. In calculating the value of the acquired IPR&D, the independent appraiser used established valuation techniques accepted in the technology and software industries. This calculation gave consideration to relevant market size and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles, and the estimated lives of each of the products derived from the underlying technology. The value of the acquired IPR&D reflects the relative value and contribution of the acquired research and development. Consideration was given to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project in determining the value assigned to the acquired IPR&D. The projects have been subsequently completed within our estimates. During the three and six months ended October 31, 2003, we recognized a $500,000 charge for acquired IPR&D. There were no such charges during the three and six months ended October 31, 2002.

Restructuring and Other Charges

	Three Months Ended October 31,			Six Months Ended October 31,
	2003	2002	% Change	2003	2002	% Change
Restructuring and other charges	$9,201	$7,836	17%	$9,201	$7,836	17%
As a percentage of total revenues	37%	45%		21%	24%

As a result of unfavorable global economic conditions and a reduction in information technology spending around the world throughout fiscal 2002, during the fourth quarter of fiscal 2002, we announced a worldwide restructuring program to reduce expenses to align our operations and cost structure with market conditions (the “2002 Restructuring”). During the fourth quarter of fiscal 2002, we recorded restructuring and other charges of $6.3 million related to the 2002 Restructuring, which consisted primarily of a reduction in personnel, the consolidation of excess facilities, abandonment of certain assets in connection with the consolidation of excess facilities, and a write-down of non-refundable prepaid software licenses. As of October 31, 2003, the amount remaining of the 2002 Restructuring obligations was $260,000.

Throughout the first half of fiscal 2003, we continued to evaluate the economic conditions and initiated a further restructuring of our operations (the “2003 Restructuring”). During the second quarter of fiscal 2003, we recorded restructuring and other charges of $7.8 million related to the 2003 Restructuring, which consisted primarily of the consolidation of excess facilities, abandonment of certain assets in connection with the consolidation of excess facilities, and a write-down of non-refundable prepaid software licenses. As of October 31, 2003, the amount remaining of the 2003 Restructuring obligations was $3.1 million.

During the three months ended October 31, 2003, we recorded total restructuring and other charges of $9.2 million (the “2004 Restructuring”) as follows:

In connection with our move to our new headquarters in San Jose, California, during the three months ended October 31, 2003, we recorded restructuring and other charges of $7.5 million, which was comprised of (i) $5.5 million related to the fair value of the remainder of our outstanding lease commitments for properties that we vacated in September 2003, net of the fair value of estimated sublease income, and net of deferred rent of $581,000 related to the vacated properties, and (ii) $2.0 million related to the abandonment of certain long-lived assets, including leasehold improvements, furniture and fixtures, and computer equipment.

In connection with our acquisition of Eigner during the three months ended October 31, 2003, we recorded additional restructuring and other charges of $1.7 million. As discussed in “Note 4—Business Combinations” under “Eigner,” we involuntarily terminated 33 Agile employees, across all business functions and geographic regions and recorded a restructuring and other charge of $1.1 million for the related severance, benefits, payroll taxes and other associated costs. We recorded an additional $623,000 of other charges related to the write-down of certain other assets, including a $471,000 impairment of non-refundable prepaid software license fees for which we determined that the carrying value exceeded its net realizable value as a result of our decision to discontinue selling the products in which the third party licensed software was embedded, due to a comparable product acquired from Eigner.

Our 2004 Restructuring estimates will be reviewed and revised quarterly and may result in an increase to restructuring and other charges. As of October 31, 2003, the amount remaining of the 2004 Restructuring obligations was $6.2 million.

Summary of Restructuring Obligations

The significant activity within and components of the restructuring and other charges as of and for the six months ended October 31, 2003 are as follows (in thousands):

	Employee Termination Costs	Facility- Related Costs	Asset Abandonment Costs	Other Charges	Total
Restructuring obligations at April 30, 2003 (1)	$—	$4,251	$—	$—	$4,251
2004 Restructuring charges (2)	1,092	5,485	2,001	623	9,201
Cash payments	(318)	(1,509)	—	—	(1,827)
Non-cash charges	—	581	(2,001)	(623)	(2,043)

Restructuring obligations at October 31, 2003 (3)	$774	$8,808	$—	$—	$9,582

Included in accrued expenses and other liabilities					$5,005
Included in accrued restructuring, non-current					4,577

					$9,582

(1)	The 2002 Restructuring and 2003 Restructuring and related obligations through April 30, 2003 were recorded in an amount equal to the gross value of the obligation without consideration to the net present value of such obligations, in accordance with EITF No. 94-3 and EITF No. 88-10.

(2)	The 2004 Restructuring charges and related obligations were recorded at fair value, after giving effect to the fair value of the related obligations, in accordance with SFAS No. 146.

(3)	The remaining employee termination obligations are expected to be paid through January 2004. The remaining facility-related obligations are expected to be paid through November 2007.

Interest and Other Income (Expense), Net

	Three Months Ended October 31,			Six Months Ended October 31,
	2003	2002	% Change	2003	2002	% Change
Interest and other income, net	$763	$1,152	(34%)	$1,593	$2,667	(40%)
As a percentage of total revenues	3%	7%		4%	8%

Interest and other income, net consists of interest earned on cash, cash equivalents, and investments as well as foreign exchange transaction gains and losses and other miscellaneous non-operating transactions.

The decrease in interest and other income, net during the three and six-month periods was due principally to declining interest rates and, to a lesser extent, lower average cash and investment balances.

Impairment of Investments

	Three Months Ended October 31,			Six Months Ended October 31,
	2003	2002	% Change	2003	2002	% Change
Impairment of investments	$—	$—	—	$—	$2,560	(100%)
As a percentage of total revenues	—	—		—	8%

During the six months ended October 31, 2002, we determined that certain investments that we had made in privately held companies and a venture fund had incurred a decline in value that, based upon the deterioration of the financial condition of the issuers and portfolio companies of the venture fund, was considered other-than-temporary. Accordingly, we recorded impairment charges totaling $2.6 million to write down the investments to their estimated fair values. As of October 31, 2003, our investments in privately held companies and the venture fund were written down to zero.

Provision for Income Taxes

	Three Months Ended October 31,			Six Months Ended October 31,
	2003	2002	% Change	2003	2002	% Change
Provision for income taxes	$243	$343	(29%)	$660	$439	50%
As a percentage of total revenues	1%	2%		2%	1%

The provision for income taxes during the three and six-month periods was primarily attributable to taxes associated with our international subsidiaries during each of those periods. Other than the provision for foreign taxes, no provision for income taxes has been recorded since our inception because we have incurred net losses in all periods. We have recorded a valuation allowance for the full amount of our net deferred tax assets, including our net operating loss carryforwards and tax credits, as sufficient uncertainty exists regarding our ability to realize the deferred tax asset balance.

Liquidity and Capital Resources

Overview

As of October 31, 2003, our principal source of liquidity consisted of cash, cash equivalents and investments totaling $244.7 million, compared to $257.0 million as of April 30, 2003. Our working capital as of October 31, 2003 was $205.1 million.

As of October 31, 2003, our days sales outstanding (DSO) was 59 days. However, we believe that this is unusually low and is a result of our strong cash collections. We expect that our DSO will increase to 75 days in the near term as we have a high number of maintenance renewals coming due at the end of the next quarter.

Contractual Obligations and Commitments

We lease facilities under non-cancelable operating leases that expire through July 2011. In connection with our acquisition of Eigner, we assumed a commitment to purchase consulting services from a vendor to Eigner, which provides for quarterly payments through fiscal 2007 totaling approximately $1.4 million. In connection with our acquisition of ProductFactory, Inc. in March 2003, additional consideration of up to $2.5 million may be earned, based upon net revenues from sales of the acquired product through July 31, 2004. During the six months ended October 31, 2003, we paid $1.1 million of additional consideration to the former ProductFactory stockholders.

We do not have any off-balance-sheet arrangements with unconsolidated entities or related parties and, accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities.

Cash Flows

Our operating activities used cash of $9.2 million and $15.7 million for the six months ended October 31, 2003 and 2002, respectively. Cash used in operating activities during the six months ended October 31, 2003 was primarily due to our net loss (less non-cash expenses, such as acquired IPR&D, provision for doubtful accounts, depreciation and amortization, stock compensation and the non-cash portion of restructuring and other charges), an increase in accounts receivable, and decreases in accounts payable, and deferred revenue, partially offset by an increase in accrued expenses and other liabilities (primarily accrued restructuring costs, offset by payments of bonuses and severance benefits resulting from our acquisitions during the period) and a decrease in other assets. Cash used in operating activities during the six months ended October 31, 2002 was primarily attributable to our net loss for the year (less non-cash expenses), increases in accounts receivable and other assets, and a decrease in accounts payable, partially offset by increases in accrued expenses and other liabilities (primarily accrued restructuring costs) and deferred revenue.

Our investing activities used cash of $28.4 million and $13.9 million during the six months ended October 31, 2003 and 2002, respectively. Cash used in investing activities during the six months ended October 31, 2003 resulted from net purchases of short-term and long-term investments, purchases of property and equipment, primarily related to the build-out of our new corporate headquarters in San Jose, California, and net cash paid in business combinations. Cash used in investing activities during the six months ended October 31, 2002 resulted from net purchases of short-term investments and purchases of property and equipment, primarily for computer hardware and software and furniture and fixtures.

Our financing activities provided cash of $5.8 million and $1.2 million during the six months ended October 31, 2003 and 2002, respectively. Cash provided by financing activities in each period was primarily due to the issuance of Common Stock associated with the exercise of stock options and our employee stock purchase plan. During the six months ended October 31, 2003, cash provided from financing activities was offset slightly by the settlement of certain capital lease obligations.

We anticipate that our operating expenses, particularly in sales and marketing and research and development expenses will constitute a material use of our cash resources over the next quarter, partially offset by anticipated collections of accounts receivable. In addition, we may utilize cash resources to fund acquisitions of investments in complementary businesses, technologies or product lines. We believe that our existing cash, cash equivalents and investments, together with our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months.

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

Costs Associated with Exit and Disposal Activities

In July 2002, the FASB issued SFAS No. 146, “Accounting for Exit or Disposal Activities.” SFAS No. 146 addresses the recognition, measurement and reporting of costs associated with exit and disposal activities (i.e., restructuring activities), including costs related to terminating a contract that is not a capital lease and termination benefits due to employees who are involuntarily terminated under the terms of a one-time benefit arrangement. SFAS No. 146 supersedes Emerging Issues Task Force, or EITF, No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” and EITF No. 88-10, “Costs Associated with Lease Modification or Termination.” Accordingly, SFAS No. 146 prohibits recognition of a liability based solely on an entity’s commitment to a plan to exit an activity. SFAS No. 146 requires that: (i) liabilities associated with exit and disposal activities be measured at fair value and changes in the fair value of the liability at each reporting period be measured using an interest allocation approach; (ii) one-time termination benefits be expensed at the date the entity notifies the employee, unless the employee must provide future service, in which case the benefits are expensed ratably over the future service period; (iii) liabilities to terminate a contract be recorded at fair value when the contract is terminated; (iv) liabilities related to an existing operating lease/contract, unless terminated, be recorded at fair value, less estimated sublease income, and measured when the contract does not have any future economic benefit to the entity (i.e., the entity ceases to utilize the rights conveyed by the contract); and (v) all other costs related to an exit or disposal activity be expensed as incurred. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 effective January 1, 2003. Therefore, the restructuring activities initiated by us in the second quarter of fiscal 2004, as discussed in “Note 6—Restructuring and Other Charges” to our unaudited condensed consolidated financial statements, have been accounted for in accordance with SFAS No. 146. The adoption of SFAS No. 146 will not impact our restructuring obligations recognized in fiscal 2003 and 2002, as these obligations must continue to be accounted for in accordance with EITF No. 94-3 and EITF No. 88-10 and other applicable pre-existing guidance.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation No., or FIN, 46, “Consolidation of Variable Interest Entities.” This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” addresses consolidation by business enterprises of certain variable interest entities where there is a controlling financial interest in a variable interest entity or where the variable interest entity does not have sufficient equity at risk to finance its activities without additional subordinated financial support from other parties. The interpretation applies immediately to variable interest entities created after January 31, 2003 and applies in the first year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We did not have any ownership in any variable interest entities as of October 31, 2003. We will apply the consolidation requirement of FIN 46 in future periods if we should own any interest in any variable interest entity.

Accounting for Certain Financial Instruments

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 addresses certain financial instruments that, under previous guidance, could be accounted for as equity, but now must be classified as liabilities in statements of financial position. These financial instruments include: 1) mandatorily redeemable financial instruments, 2) obligations to repurchase the issuer’s equity shares by transferring assets, and 3) obligations to issue a variable number of shares. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. We did not have any such financial instruments as of October 31, 2003. The implementation of SFAS No. 150 is not expected to have a material effect on our consolidated financial statements.

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

Our Quarterly Operating Results Fluctuate and Are Difficult to Predict. The Timing of Large Orders has Become More Unpredictable. Our Expenses are Relatively Fixed in the Short Term. Unpredicted Revenue Shortfalls Could Disproportionately and Adversely Affect Operating Results. If Our Future Results Are Below the Expectations of Public Market Analysts or Investors, the Price of Our Common Stock May Decline Significantly

Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future. Our products have an unpredictable sales cycle. The timing of large orders, which continue to account for a significant percentage of our total license revenues, has become more unpredictable as a result of the overall economic conditions and reduced capital spending. If any large order anticipated for a particular quarter is not realized in that quarter, we may experience an unplanned shortfall in revenues. In contrast, our expense levels are relatively fixed in the near term and are based in part on expectations of future revenues. As a result, a revenue shortfall from estimated levels can cause a disproportionately adverse impact on our operating results for the quarter in which the revenue shortfall occurs.

Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. If this were to occur, the price of our Common Stock would likely decline significantly.

We May Experience Difficulties in Introducing New Products and Upgrades Which Could Result in Lost or Delayed Sales

We have announced that we expect to begin shipping Agile 9, our new generation product lifecycle management (“PLM”) product, in January 2004. We believe that some customers may wait to purchase products from us until Agile 9 becomes available. Our products are very complex. While we currently believe that we will be able to ship Agile 9 on schedule, there can be no assurance that we will not encounter issues that would lead to a delay. If we were to experience delays in introducing Agile 9, our revenues for the quarter ending January 31, 2004 are likely to be materially adversely affected.

In addition to Agile 9, our future financial performance also depends on our successful and timely development, introduction and market acceptance of other new and enhanced products, including products that we may introduce using technology that we acquire from other companies. The lifecycles of our products are difficult to predict because the market for our products is characterized by rapid technological change, changing customer needs and evolving industry standards.

Although our software products can be used with a variety of popular industry standard relational database management system platforms, there may be future or existing platforms that achieve popularity in the marketplace that may not be architecturally compatible with our software product design. It may be necessary for us to invest significant resources to adapt our software if new or different platforms or operating environments become widely adopted in our current and prospective customer base.

If we are unable to offer new and enhanced products as the market and technology evolve we may find it difficult to sell products to existing and prospective customers. Moreover, customers may delay purchasing decisions if they are aware that new or enhanced products are soon to be released. If we experience difficulties or delays in releasing new and enhanced products that customers are expecting, we may experience lost or delayed sales. Delays in releasing new and enhanced products could have a material negative impact on our results of operations, particularly in the periods when the new or enhanced products were expected to become available.

We Have Recently Made Several Acquisitions and Expect to Make Additional Acquisitions in the Future. If We Fail to Successfully Integrate the Acquired Companies, We May Not Achieve the Anticipated Benefits of the Acquisitions. If We Fail to Identify and Successfully Acquire Additional Products, Technologies and Companies, Our Long-Term Competitive Position May Be Adversely Affected.

During fiscal 2003, we acquired oneREV, Inc. and ProductFactory, Inc., and in the second quarter of fiscal 2004, we acquired Eigner US Inc. and TRADEC, Inc. While each of these acquisitions has resulted in benefits to us as a combined company, achieving the full benefits of each of these—and any future—acquisitions depends on many factors, including the successful and timely integration of the products, technologies and operations of the acquired companies. These integration efforts are difficult and time consuming, especially considering the highly technical and complex nature of each company’s products. We may encounter risks to our business during our integration of acquired products, technologies or companies including:

•	Difficulties in integration of acquired personnel, operations, technologies or products;

•	Unanticipated costs associated with acquisitions. For example, in fiscal 2001 we recorded a $55.2 million impairment charge relating to goodwill and other intangible assets as a result of our decision in February 2001 to discontinue the further development of the products acquired in our acquisition of Digital Market, Inc. (“DMI”) in fiscal 2000;

•	Diversion of management’s attention from other business concerns;

•	Adverse effects on our existing business relationships with our customers or the customers of acquired companies; and

•	Inability to retain key employees of acquired companies.

If we are unable to successfully and timely integrate acquired businesses, products or technologies, or to train, retain and motivate personnel from acquired companies, we may not receive the intended benefits of acquisitions.

Going forward, we believe that acquiring additional products, technologies and/or companies will be important to remaining competitive in the PLM marketplace. There can be no assurance that we will be able to identify complementary acquisition targets or that, once identified, we will be able to reach agreement on the terms of acquisition or complete the acquisitions. Acquisitions could cause us to issue dilutive equity securities, incur debt or contingent liabilities, amortize goodwill and other intangibles, write off in-process research and development and other acquisition-related expenses, any of which could adversely affect our financial condition and operating results.

We Have a New Senior Sales Management Team and Many New Sales Representatives Who May Take Time to Reach Productivity, Resulting in Lost or Delayed Sales

We sell our products primarily through our direct sales force which we have recently reorganized. Moreover, our senior sales management team has only been performing in its current function for a short period of time. In addition, many of our account executives have been in their positions for less than six months. It takes a three to six months for a new account executive to become productive and could take nine to twelve months to become fully productive. Changes in account executives can also result in the need to reestablish relationships with existing customers. This can result in dissatisfaction, and lost or delayed sales as customers become accustomed to their new account executives. In addition, a significant number of Eigner sales personnel joined Agile as a result of the Eigner acquisition. Training these individuals on the Agile products and the Agile sales personnel on the products acquired with Eigner is a substantial undertaking. The ability of our entire sales force to effectively sell our full suite of products will be critical to our growth. If the new members of our sales team are unable to quickly become fully productive, or if we cannot successfully cross-train our expanded sales force in our full suite of products, it may be difficult for us to sell our products, we may lose sales opportunities and market share, take longer to close anticipated sales, and experience a shortfall in revenues.

Defects in Our Software Products Could Diminish Demand For Our Products, and If We Become Subject to Product Liability Litigation, It Could Be Time Consuming and Costly to Defend

Our software products are complex and may contain errors that may be detected at any point in the life of the product. This risk is more significant as it relates to new products such as Agile 9, which we expect to release in January 2004. We cannot be sure that, despite testing by us, our implementation partners and our current and potential customers, errors will not be found in new products or releases after shipment. Such errors, if significant, could result in lost of revenue, delay in market acceptance and sales, diversion of development resources, injury to our reputation and increased service and warranty costs.

Since our products are used for mission critical applications in the supply chain, errors, defects or other performance problems could result in financial or other harm to our customers. For example, our products are designed to communicate information relating to changes in product specifications during the manufacturing process. If a supplier or other participant receives inaccurate or erroneous data, it is possible that it could claim it incurred damages based on its reliance on that data. Although our license agreements generally contain provisions designed to limit our exposure to product liability damages, existing or future laws or unfavorable judicial decisions could negate such limitation of liability provisions. While we carry product liability insurance, our insurance may not fully cover these claims. Product liability litigation, even if successfully defended, would be time-consuming and costly to defend and could harm our business.

A High Level of Customer Satisfaction is Important to Our Success

The size of a new customer’s initial order is often relatively small and may include a limited number of user licenses. In subsequent orders, customers typically add user licenses or additional products. We depend, to a significant extent, on sales of additional user licenses and products to our existing customers to grow our revenues. Therefore, it is important that our customers are satisfied with their initial product implementations and that they believe that expanded use of the product they purchased will provide them with additional benefits.

Our products integrate with many disparate systems operated by our customers. As a result, although we do not typically perform special or custom coding or connections to other systems, data migrations and integration with our customers’ systems require integration with the existing computer systems and software programs used by our customers. If this integration proves to be complex, time consuming or expensive, or causes delays in the deployment of our products, customers may become dissatisfied with our products and may not place orders for additional licenses or products.

In addition, we believe that our software must be able to accommodate substantial numbers of users to achieve the level of customer satisfaction that we believe is critical to our success. If our customers cannot successfully implement large-scale deployments, or if they determine that our products cannot accommodate large-scale deployments, we could experience customer dissatisfaction and find it more difficult to obtain new customers or to sell additional products to our existing customers.

Failure to maintain customer satisfaction for any reason could mean that follow-on orders would be delayed or may not occur at all, either of which would have a materially adverse effect on our results of operations.

Competition Among Providers of Product Lifecycle Management Software May Increase, Which Could Cause Us to Reduce Prices, and Result in Reduced Gross Margins or Loss of Market Share

We believe that the market for product lifecycle management solutions is becoming increasingly competitive due to a number of factors, including: (i) entry of new competitors; (ii) alliances among existing competitors; (iii) alliances between our competitors and systems integrators; and (iv) consolidation in the product lifecycle management software industry. In addition, we have recently experienced some pricing pressure on sales of our products, where competitors have offered sales of licenses at much lower cost in exchange for customer purchases of maintenance or other services from the competitor. In some situations, we believe, competitors may have offered initial sales of licenses at no cost in order to establish a relationship with the customer. We expect that these pressures will continue, particularly with the constraint in the capital budgets for purchases of enterprise software that our customers are operating under. In order to remain competitive, and retain or expand our market share, and to expand into new industries, we may have to meet some of these demands for lower prices on our license fees, and offer initial licenses at low, or even no cost, to the customer.

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

These and other competitive factors could result in price reductions, reduced revenues and gross margins and lost market share and an inability to expand into new markets and industries, any one of which could materially and adversely affect our results of operations.

We Have Significantly Expanded Our International Operations. This Exposes Us to Risks Inherent in International Business Activities.

In May 2002, we began establishing research and development operations in India and China and in August 2003, through our acquisition of Eigner, we began significant operations in Germany. We also have sales offices located in many additional locations. In addition to the increase in our international operations, we also are beginning to derive an increasing portion of our revenues from customers located outside of the United States. For example, during the three months ended October 31, 2003, revenues from customers located outside of North America were approximately 40% of total revenues. In contrast, revenues from customers outside of the North America in the prior year period represented only 25% of total revenues. We expect both our operations and revenues from outside of North America to continue to represent an increasing portion of our overall operations and revenues, respectively.

Our recent and expected international expansion subjects us to a number of risks associated with conducting operations internationally, including:

•	Difficulties in managing geographically disparate operations;

•	Longer sales cycles associated with educating foreign customers on the benefits of using our products;

•	Greater difficulty and longer time in collecting accounts receivable from customers located abroad;

•	Difficulty in providing customer support for our software in multiple time zones;

•	The need to develop our software in multiple foreign languages;

•	Difficulties in enforcing agreements through non-U.S. legal systems;

•	Unexpected changes in regulatory requirements that may limit our ability to export our software or sell into particular jurisdictions or impose multiple conflicting tax laws and regulations;

•	Political and economic instability; civil unrest or war; and terrorist activities, particularly in Asia;

•	Difficulties in protecting our intellectual property rights, particularly in countries where the laws and practices do not protect proprietary rights to as great an extent as do the laws and practices of the United States;

•	Changing laws and policies affecting economic liberalization, foreign investment, currency convertibility or exchange rates, taxation or employment; and

•	Nationalization of foreign owned assets, including intellectual property;

In addition, prior to the acquisition of Eigner, most of our revenues have been denominated in United States dollars. In both Europe and Japan, we are now realizing an increasing the portion of our revenues is denominated in local currencies (Euro and Yen, respectively). As a result, we are exposed to greater risks in currency fluctuations. We currently do not engage in foreign exchange hedging activities, and therefore our international revenues and expenses are currently subject to the risks of foreign currency fluctuations.

We believe that continued expansion of our international operations will be necessary for our future success, and a key aspect to our business strategy has been and is to expand our sales and support organizations internationally. Therefore, we believe that we will need to commit additional significant resources to expand our international operations. If we are unable to successfully expand further in international markets on a timely basis, or if this expansion is more difficult than expected, we may not be able to achieve anticipated revenue growth.

If Our Professional Services Revenues Continues to Increase As a Percentage of Total Revenues, Our Gross Margins Could Decrease, Adversely Affecting Our Operating Results; We Currently Perform Some of Our Implementations on a Fixed-Price Basis, Which Could Cause Us to Incur More Costs Than We Expect

We realize lower margins on professional services revenues than on license revenues. As a result, if, as has happened recently, professional services revenues increase as a percentage of total revenue, or, if we increase our use of third parties to provide such services, our gross margins may continue to decline and our operating results may be adversely affected.

In addition, we may at times charge customers a fixed fee for installation services. We have at times in the past underestimated and may in the future underestimate the amount of time or resources required to install our products, resulting in installation costs that are in excess of the fees charged to our customers for the work performed. If we do not correctly estimate the amount of time or resources required for a large number of installations, our gross margins could decline, adversely impacting our operating results.

Our Efforts to Expand Sales of Our Products to Other Industries May Not Succeed

We currently sell our products primarily to companies in the high technology and life sciences industries. We also market products to customers in additional industries, including automotive, aerospace and industrial equipment. Although we have targeted enterprises in these other markets as potential customers, these potential customers may not be as willing to purchase our products as our customers in the high technology and life sciences industries have been. Targeting additional industries requires us to invest significant amounts in sales and marketing activities. If we are unable to expand into other industries and markets, we may not recover this investment. In addition, if we are not able to expand into other industries, we may be unable to maintain or increase sales of our software.

We Have a History of Losses, We Expect to Incur Losses in the Future, We May Not Achieve or Maintain Profitability

Since inception, we have funded our business primarily through selling our stock, not from cash generated from our business. We have incurred quarterly and annual losses in each of the years since we were formed and we expect to continue to incur quarterly and annual losses in the near term. We incurred losses of $15.7 million and $15.1 million for the three months ended October 31, 2003 and 2002, respectively. As of October 31, 2003, we had an accumulated deficit of approximately $276.1 million. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses, as well as substantial non-cash costs relating to the amortization of intangible assets and stock compensation which will contribute to our net losses. We will need to reach and maintain higher revenue levels to achieve and maintain profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

The Impact of Changes in Global Economic Conditions on Our Current and Potential Customers May Adversely Affect our Revenues and Results of Operations

Our operating results have been adversely affected ever the past few years by the reduced levels of capital spending and by the overall weak economic conditions affecting our current and potential customers. The economic environment that we are facing in fiscal 2004 continues to remain uncertain. Because customers and potential customers are deferring and may continue to defer major infrastructure investments until general economic conditions improve, we may be especially prone to this weak economy, particularly as it relates to large license transactions. We expect the weak economic conditions to continue to adversely impact our business for at least the new few quarters.

We Depend on Licensed Technology That if Lost, Could Result in Increased Cost or Delays in Sales of Our Products

We license technology on a non-exclusive basis from several companies for use with our products. We utilize database management software from Oracle. Our customers can purchase this software directly from Oracle or from us. In addition, we integrate software into our products licensed from BEA and Oracle for application server technology, from Actuate for reporting capabilities, Cimmetry Systems for document viewing and Cognos for analytics, as well as products from several other providers. We anticipate that we will continue to license technology from third parties in the future. Some of the software we license from third parties would be difficult to replace and may not continue to be available on commercially reasonable terms, if at all. The loss or inability to maintain any of these technology licenses could result in delays in the licensing of our products until equivalent technology is identified, licensed, and integrated. The increased use of third-party software could result in higher royalty payments and a loss of product differentiation and lower product gross margins.

The Market For Our Products Is Still Developing and Customers May Not Adopt Our Products

The market for PLM software products is still developing. Our customers and potential customers have not traditionally automated product lifecycle management solutions like we offer throughout their supply chains. As this is a relatively new market, we cannot be certain that this market will continue to develop and grow.

Many customers and prospective customers have already invested substantial resources in other methods of sharing product information during the manufacturing and supply process, most notably internally developed applications. These customers and prospective customers may be reluctant to adopt a new approach that may replace, limit or compete with their existing systems or methods.

We expect that we will continue to need to pursue intensive marketing and sales efforts to educate prospective customers about the uses and benefits of our products. Along with our direct efforts in these areas, we also rely upon relationships with consulting and integration partners to increase the market awareness of the existence and benefits of our PLM solutions. Currently, only a limited number of companies provide this type of market support for our products. These companies are not contractually obligated to promote our products, and they may have similar or more established relationships with our competitors. If these service providers reduce or discontinue their relationships with us, market acceptance of our products could be harmed.

As a result of these factors, demand for and market acceptance of our products is subject to a high level of uncertainty. If the PLM market fails to develop as we anticipate, or if our products do not receive wide acceptance, our ability to grow would be limited.

If We Are Unable to Protect Our Intellectual Property We May Lose a Valuable Asset, Experience Reduced Market Share or Incur Costly Litigation to Protect Our Rights; We May Also Be Subject to Intellectual Property Infringement Claims That, With or Without Merit, Could Be Costly to Defend or Settle

Our success and ability to compete depend upon our proprietary technology, particularly the technology underlying our products. We rely on patent, trademark, trade secret and copyright laws to protect our intellectual property. Despite our efforts to protect our intellectual property, a third party could copy or otherwise obtain our software or other proprietary information without authorization.

We may have to resort to litigation to enforce our intellectual property rights, to protect our patents, trade secrets or know-how or to determine their scope, validity or enforceability. Enforcing or defending intellectual property rights is expensive, could cause the diversion of our resources, and may not prove successful. Our protective measures may prove inadequate to protect our proprietary rights, and any failure to enforce or protect our rights could cause us to lose a valuable asset. In addition, the laws of some countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and we expect that it will become more difficult to monitor the use of our products as we increase our international presence.

We may from time to time be subject to claims of infringement of other parties’ proprietary rights or claims that our own intellectual property rights are invalid. There has been a substantial amount of litigation in the software industry regarding intellectual property rights. It is possible that, in the future, third parties may claim that our current or potential future products infringe their intellectual property. We expect that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in industry segments overlaps. Any infringement claims made against us, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or negative publicity. In addition, if our products were found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements in order to continue to be able to sell our products. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or acceptable at all.

The Market Price of our Common Stock Has Been and May Continue to Be Volatile, Which Could Result in Substantial Losses for Individual Security Holders

The market price for our Common Stock has been, and is likely to continue to be, highly volatile. For the six months ended October 31, 2003, the high and low closing sales prices of our Common Stock were $11.30 and $6.40, respectively. Our stock price is subject to wide fluctuations in response to factors, some of which will be beyond our control.

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

Legislative Action and Potential New Accounting Pronouncements are Likely to Cause our General and Administrative Expenses to Increase

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

Foreign Currency Risk

We develop products in the United States, India, and China, and market our products in North America, and to a lesser extent in Europe, Japan and the Asia-Pacific region. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. Because a significant portion of our revenue is currently denominated in U.S. dollars, a change in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in foreign markets. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions.

Interest Rate Risk

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since all of our investments are in instruments with maturities of less than two years. The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our entire portfolio of cash in money market funds and investments classified as “available-for-sale.” In general, money market funds and investments with maturities of less than two years are not subject to significant market risk because the interest paid on such funds fluctuates with the prevailing interest rate. Because some of our debt arrangements are based on variable rates of interest, our interest expense is sensitive to changes in the general level of U.S. interest rates. Since these obligations represent a small percentage of our total capitalization, we believe that there is not a material risk exposure.

The table below represents principal (or notional) amounts and related weighted-average interest rates by year of maturity of our investment portfolio (in thousands, except interest rates).

	Maturing within 12 months	Maturing between 1 and 2 years	Thereafter	Total
Cash equivalents	$85,005	—	—	$85,005
Weighted average interest rate	1.18%	—	—	1.18%
Investments	$107,376	$14,437	—	$121,813
Weighted average interest rate	1.27%	1.94	—	1.35%

Total investment securities	$192,381	$14,437	$—	$206,818

Other Investments

In the past, we have invested in equity instruments of privately held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations. For these investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets might be impaired. During the six months ended October 31, 2002, we determined that these investments had incurred a decline in value that was other-than-temporary and reduced their carrying amounts to the estimated fair value by a charge to our results of operations of $2.6 million. As of October 31, 2003, our investments in privately held companies and the venture fund are written down to zero.

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

PART II – FINANCIAL INFORMATION

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

In August 2003, we issued an aggregate of 1.8 million shares of our Common Stock in connection with our acquisition of Eigner US Inc. (“Eigner”), to the former stockholders of Eigner. The issuance of the shares of our Common Stock in these transactions was not registered under the Securities Act of 1933, as amended (the “Act”), in reliance on Section 4(2) and Regulation D thereunder which exempts certain limited offerings of securities.

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission Of Matters To A Vote Of Security Holders

We held our Annual Meeting of Stockholders in San Jose, California on October 9, 2003. Of the 51,330,726 shares outstanding as of the record date, 44,015,114 shares were present or represented by proxy at the meeting. We solicited proxies pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. At the meeting, our stockholders voted on the following matters:

(a)	Proposal to elect two Class I directors, each to serve for a three-year term and until his successor is duly elected and qualified.

	For	Withheld
Klaus-Dieter Laidig	42,713,946	1,301,168
Gareth Chang	42,944,582	1,070,532

(b)	Proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending April 30, 2004.

For	Against	Abstain
43,360,123	632,948	22,403

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits And Reports On Form 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	We filed or furnished the following reports on Form 8-K during the quarter ended October 31, 2003:

(i)	Form 8-K filed on August 5, 2003 reporting that we entered into a definitive agreement on August 4, 2003 to acquire Eigner US Inc. and issued a press release announcing such agreement. We also reported that we issued a press release announcing preliminary financial results for our first quarter ended July 31, 2003.

(ii)	Form 8-K filed on August 12, 2003 reporting that we completed our acquisition of Eigner US Inc., pursuant to an Agreement and Plan of Reorganization dated August 4, 2003, and that we issued a press release announcing the completion of such acquisition.

(iii)	Form 8-K filed on August 19, 2003 reporting that we issued a press release announcing financial results for our first quarter ended July 31, 2003.

(iv)	Form 8-K filed on October 6, 2003 reporting that on September 30, 2003, we acquired TRADEC, Inc., pursuant to an Agreement and Plan of Reorganization dated September 18, 2003, and that we issued a press release announcing such acquisition.

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

AGILE SOFTWARE CORPORATION

By:	/s/ CAROLYN V. AVER

Carolyn V. Aver Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

Date:	December 12, 2003