Form 10-Q
period 2004-01-31
AGILE SOFTWARE CORP
filed 2004-03-12
CIK 1088653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

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

The number of shares of Common Stock of the Registrant issued and outstanding as of January 31, 2004 was 52,155,677.

AGILE SOFTWARE CORPORATION

FORM 10-Q

JANUARY 31, 2004

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

AGILE SOFTWARE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 31, 2004	April 30, 2003 (1)
ASSETS
Current assets:
Cash and cash equivalents	$109,149	$154,852
Short-term investments	100,516	102,115
Accounts receivable, net of allowance for doubtful accounts of $1,432 and $1,158, respectively	17,773	12,061
Other current assets	5,948	6,295

Total current assets	233,386	275,323
Long-term investments	33,423	—
Property and equipment, net	9,430	7,389
Goodwill	33,985	5,150
Intangible assets, net	6,290	1,080
Other assets	2,555	2,008

Total assets	$319,069	$290,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,112	$3,230
Accrued expenses and other current liabilities	23,681	13,632
Deferred revenue	20,055	15,280

Total current liabilities	48,848	32,142
Accrued restructuring, non-current	3,387	2,562
Other non-current liabilities	5,848	—

Total liabilities	58,083	34,704

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock	52	49
Additional paid-in capital	543,046	516,056
Notes receivable from stockholders	(83)	(186)
Unearned stock compensation	(1,563)	(2,030)
Accumulated other comprehensive income (loss)	(346)	93
Accumulated deficit	(280,120)	(257,736)

Total stockholders’ equity	260,986	256,246

Total liabilities and stockholders’ equity	$319,069	$290,950

(1)	Amounts as of April 30, 2003 have been derived from audited financial statements as of that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGILE SOFTWARE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
Revenues:
License	$9,527	$7,324	$25,154	$21,792
Professional services and maintenance	16,656	10,554	43,960	29,613

Total revenues	26,183	17,878	69,114	51,405

Cost of revenues:
License	988	605	2,774	1,904
Professional services and maintenance	8,461	4,415	21,014	13,787
Stock compensation	95	9	147	37
Acquisition-related compensation	339	—	595	—
Amortization of intangible assets	212	—	372	—

Total cost of revenues	10,095	5,029	24,902	15,728

Gross margin	16,088	12,849	44,212	35,677

Operating expenses:
Sales and marketing:
Other sales and marketing	9,828	9,752	27,499	32,141
Stock compensation	315	751	2,988	1,683
Research and development:
Other research and development	6,038	5,613	17,214	20,777
Stock compensation	53	51	165	175
General and administrative:
Other general and administrative	2,246	1,825	6,507	5,203
Stock compensation	101	27	592	101
Acquisition-related compensation	529	—	1,091	—
Amortization of intangible assets	679	—	1,435	—
Acquired in-process research and development	—	300	500	300
Restructuring and other charges	—	—	9,201	7,836

Total operating expenses	19,789	18,319	67,192	68,216

Loss from operations	(3,701)	(5,470)	(22,980)	(32,539)
Other income (expense):
Interest and other income, net	754	1,196	2,347	3,863
Loss from foreign currency translation	(743)	—	(743)	—
Impairment of investments	—	(1,113)	—	(3,673)

Loss before provision for income taxes	(3,690)	(5,387)	(21,376)	(32,349)
Provision for income taxes	348	301	1,008	740

Net loss	$(4,038)	$(5,688)	$(22,384)	$(33,089)

Net loss per share:
Basic and diluted	$(0.08)	$(0.12)	$(0.45)	$(0.68)

Weighted average shares	51,947	48,591	50,139	48,383

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGILE SOFTWARE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended January 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(22,384)	$(33,089)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	500	300
Provision for doubtful accounts	390	100
Depreciation and amortization	5,757	5,982
Stock compensation	3,892	1,996
Loss from foreign currency translation	743	—
Impairment of investments	—	3,673
Non-cash portion of restructuring and other charges	2,043	3,179
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,078)	(2,370)
Other assets, current and non-current	1,714	(766)
Accounts payable	(4,138)	(2,526)
Accrued expenses and other liabilities, current and non-current	2,702	2,678
Deferred revenue	(169)	397

Net cash used in operating activities	(12,028)	(20,446)

Cash flows from investing activities:
Purchases of investments	(218,586)	(127,537)
Proceeds from maturities of investments	186,805	177,455
Cash paid in business combinations, net of cash acquired	(2,543)	(1,783)
Acquisition of property and equipment	(6,247)	(3,652)

Net cash provided by (used in) investing activities	(40,571)	44,483

Cash flows from financing activities:
Payment of acquired capital lease obligations	(718)	—
Proceeds from issuance of Common Stock, net of repurchases	7,933	2,018
Repayment of notes receivable from stockholders	103	31

Net cash provided by financing activities	7,318	2,049

Effect of exchange rate changes on cash	(422)	—

Net increase (decrease) in cash and cash equivalents	(45,703)	26,086
Cash and cash equivalents at beginning of period	154,852	123,374

Cash and cash equivalents at end of period	$109,149	$149,460

Non-cash investing and financing activities:
Unearned stock compensation	$3,426	$806
Common Stock issued in business combination	$15,634	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGI LESOFTWARE CORPORATION

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

Concentrations of credit risk and significant customers

The following table sets forth the percentage of total revenue and net accounts receivable generated by each of our customers who accounted for more than 10% of our total revenue and/or 10% of our net accounts receivable as of and for the periods indicated below:

	% of Total Revenues
	Three Months Ended January 31,		Nine Months Ended January 31,		% of Net Accounts Receivable at
	2004	2003	2004	2003	January 31, 2004	April 30, 2003
Customer A	—	16%	—	—	—	—
Customer B	—	10%	—	11%	—	—
Customer C	—	—	—	—	—	22%

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

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We account for stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force, or EITF, No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Fair value disclosures

Pro forma information regarding net income and earnings per share is required to be disclosed under SFAS No. 123. This information is required to be determined as if we had accounted for our stock-based compensation plans under the fair value method.

The fair value of shares and options issued pursuant to our stock-based compensation plans at the grant date were calculated using the Black-Scholes option pricing model as prescribed by SFAS No. 123 with the following weighted average assumptions:

	Stock Option Plans
	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
Dividend yield	—	—	—	—
Expected volatility	54%	98%	66%	101%
Average risk-free interest rate	3.17%	3.02%	3.27%	2.92%
Expected life (in years)	5	5	5	5

	Stock Purchase Plan
	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
Dividend yield	—	—	—	—
Expected volatility	54%	98%	66%	100%
Average risk-free interest rate	1.01%	1.19%	1.02%	1.26%
Expected life (in years)	.5	.5	.5	.5

The Black-Scholes option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of assumptions, including the expected stock price volatility. We use volatility rates based upon our historical volatility rates. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our options. Based upon the above assumptions, the weighted average fair value per share of options granted under the stock option plans during the three months ended January 31, 2004 and 2003 was $5.01 and $5.45, respectively. The weighted average fair value per share of options granted under the stock option plans during the nine months ended January 31, 2004 and 2003 was $5.02 and $5.07, respectively. The weighted average fair value per share of shares subject to purchase under the employee stock purchase plan during the three months ended January 31, 2004 and 2003 was $3.02 and $2.83, respectively. The weighted average fair value per share of shares subject to purchase under the employee stock purchase plan during the nine months ended January 31, 2004 and 2003 was $2.75 and $3.60, respectively.

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Had we recognized the fair value of our stock-based compensation plans under the provisions of SFAS No. 123, our net loss would have been increased to the pro forma amounts below for the three and nine months ended January 31, 2004 and 2003, respectively (in thousands, except per share amounts):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
Net loss as reported	$(4,038)	$(5,688)	$(22,384)	$(33,089)
Add: Stock-based employee compensation under APB Opinion No. 25 included in reported net loss	563	662	3,676	1,273
Less: Stock-based employee compensation under SFAS No. 123	(7,529)	(6,691)	(19,755)	(25,788)

Pro forma net loss	$(11,004)	$(11,717)	$(38,463)	$(57,604)

Net loss per basic and diluted share as reported	$(0.08)	$(0.12)	$(0.45)	$(0.68)

Pro forma net loss per basic and diluted share	$(0.21)	$(0.24)	$(0.77)	$(1.19)

Unearned stock compensation

We record unearned stock compensation when we issue restricted Common Stock or options to purchase Common Stock with exercise prices below fair value at the date of grant. Stock compensation is recognized as an expense over the applicable vesting period of the related options, generally five years, using the accelerated method of amortization. In addition, during the three and nine months ended January 31, 2004, we recorded $74,000 and $2.5 million, respectively, of stock compensation expense related to the modification of certain stock option grants for employees we terminated.

Stock compensation related to stock options granted to non-employees is recognized as an expense over the service period, generally five years. We will be required to remeasure the fair value of these options at each reporting period prior to vesting and then finally at the vesting dates of these options. As a result, stock compensation for non-employees fluctuates with the movement in the fair value of our Common Stock.

During the three and nine months ended January 31, 2004 and 2003, we terminated employment of individuals for whom we had recorded unearned stock compensation and had recognized related expense. Upon termination, we record as a recovery within the statements of operations the difference between the actual expense recorded using the accelerated method and the expense that would have been recorded under the straight-line method. Accordingly, during the three months ended January 31, 2004 and 2003, we reduced unearned stock compensation, which would have been amortized to future expense, by $4,000 and $264,000, respectively. During the nine months ended January 31, 2004 and 2003, we reduced unearned stock compensation by $272,000 and $809,000, respectively.

Amortization of employee and non-employee stock options, and recoveries due to cancellations were as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
Amortization – employees	$564	$915	$3,937	$1,937
Amortization – non-employees	1	176	216	723
Recovery – employees	(1)	(253)	(261)	(664)

Total stock compensation	$564	$838	$3,892	$1,996

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
Numerator:
Net loss	$(4,038)	$(5,688)	$(22,384)	$(33,089)

Denominator:
Weighted average shares	52,010	48,786	50,261	48,614
Weighted average unvested shares of restricted Common Stock subject to repurchase	(63)	(195)	(122)	(231)

Denominator for basic and diluted calculation	51,947	48,591	50,139	48,383

Net loss per share:
Basic and diluted	$(0.08)	$(0.12)	$(0.45)	$(0.68)

The following table sets forth potential shares of Common Stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive as of the dates indicated below (in thousands):

	As of January 31,
	2004	2003
Warrants to purchase Common Stock	—	50
Unvested Common Stock subject to repurchase	59	240
Options to purchase Common Stock	18,435	16,350

Total shares excluded	18,494	16,640

Note 3—Comprehensive Loss:

Comprehensive loss, which is reflected as a component of stockholders’ equity, includes net loss, unrealized gains or losses on investments, and foreign currency translation adjustments, as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
Net loss	$(4,038)	$(5,688)	$(22,384)	$(33,089)
Other comprehensive income (loss):
Unrealized gains (loss) on investments	205	(230)	43	50
Foreign currency translation adjustment	(397)	—	(481)	—

Other comprehensive income (loss)	$(192)	$(230)	$(438)	$50

Total comprehensive loss	$(4,230)	$(5,918)	$(22,822)	$(33,039)

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4—Business Combinations:

During the nine months ended January 31, 2004, we acquired Eigner US Inc. (“Eigner”) and TRADEC, Inc. (“Tradec”). During fiscal 2003, we acquired oneREV, Inc. (“oneREV”) and ProductFactory, Inc. (“ProductFactory”). Each transaction was accounted for under the purchase method of accounting and, accordingly, the results of operations of each acquisition are included in the accompanying unaudited condensed consolidated statements of operations since the acquisition date.

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

In connection with the acquisition of Eigner, we paid approximately $1.5 million in hiring bonuses to certain persons who were employees of Eigner at the date of the acquisition. We also implemented a plan to terminate approximately 10% of the combined company workforce, for a total of 63 employees, to eliminate duplicative activities and reduce the cost structure of the combined company. The terminations included 30 Eigner employees and 33 Agile employees, and were made across all business functions and geographic regions. Net of these terminations, our overall headcount increased by 89 employees, across all business functions, as a result of the Eigner acquisition. The estimated cost for related severance, benefits, payroll taxes and other associated costs totaled $3.3 million, of which $2.2 million was related to the termination of the Eigner employees and $1.1 was related to the termination of the Agile employees. As of October 31, 2003, all employees identified in the plan had been notified. Both the hiring bonuses and the severance related costs for the Eigner employees, totaling $3.7 million, were accrued for at the time of the acquisition and have been recognized as a liability assumed in the business combination. The severance related costs for the Agile employees of $1.1 million were included in restructuring and other charges during the second quarter of fiscal 2004 (see “Note 6—Restructuring and Other Charges” for additional information). The Eigner employee termination obligations are expected to be paid through May 2004. The Agile employee termination obligations are expected to be paid through March 2004.

In addition, we agreed to pay approximately $1.7 million in retention bonuses to certain persons who were employees of Eigner at the date of the acquisition and remain employees of Agile for six months. During the three and nine months ended January 31, 2004, we recorded $868,000 and $1.7 million, respectively, of acquisition-related compensation for these bonuses. These bonuses were paid in February 2004.

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The tangible assets acquired and liabilities assumed were recorded at their fair values, which approximated their carrying amounts at the acquisition date. We determined the valuation of the identifiable intangible assets using future revenue assumptions and a valuation report from an independent appraiser. The amounts allocated to the identifiable intangible assets were determined through established valuation techniques accepted in the technology and software industries. In calculating the value of the acquired in-process research and development (“IPR&D”), the independent appraiser gave consideration to relevant market size and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles, and the estimated lives of each of the products derived from the underlying technology. The value of the acquired IPR&D reflects the relative value and contribution of the acquired research and development. Consideration was given to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project in determining the value assigned to the acquired IPR&D. The projects have been subsequently completed within our estimates. The amounts allocated to the acquired IPR&D were immediately expensed in the period the acquisition was completed because the projects associated with the IPR&D efforts had not yet reached technological feasibility and no future alternative uses existed for the technology. Research and development costs to bring the products acquired to technological feasibility are not expected to be significant. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the other identifiable intangible assets. Key assumptions included discount factors ranging from 19% to 31%, and estimates of revenue growth, maintenance renewal rates, cost of sales, operating expenses and taxes. The purchase price in excess of the net liabilities assumed and the identifiable intangible assets acquired was allocated to goodwill.

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

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

oneREV

On December 20, 2002, we acquired all of the outstanding capital stock of oneREV, a developer of supply chain management software and services. The acquisition provides us with important enabling technology, which benefits our customers by speeding the exchange of information between our product and external information sources. The total purchase price of $1.9 million consisted of $1.7 million in cash and $197,000 in direct transaction costs. Of the total purchase price, $82,000 was allocated to cash, accounts receivable, property and equipment, accounts payable and other liabilities, and notes payable, and the remainder was allocated to in-process technology ($300,000), other identifiable intangible assets, consisting of developed technologies ($700,000), and goodwill ($840,000).

ProductFactory

On March 27, 2003, we acquired all of the outstanding capital stock of ProductFactory, a product development program and portfolio management company. The acquisition reinforces our investment and commitment to our Product Portfolio Management offering, Program Execution, giving customers accelerated time-to-market, reduced costs and improved quality across the product lifecycle. The total purchase price of $2.6 million consisted of $2.5 million in cash and $80,000 in direct transaction costs. Additional consideration of up to $2.5 million may be earned, based upon future net revenues from sales of the product, through no later than July 31, 2004. These additional amounts will be recorded as additional purchase price, if earned. Of the total purchase price, $1.9 million was allocated to net liabilities assumed, including accounts payable and other liabilities, and notes payable, and the remainder was allocated to in-process technology ($100,000), other identifiable intangible assets, consisting of developed technologies ($400,000), and goodwill ($3.9 million).

Pro forma financial information

The following table presents the unaudited pro forma financial information for Eigner, Tradec, oneREV and us for the three and nine months ended January 31, 2004 and 2003, respectively, as if the acquisitions had occurred on May 1, 2002, after giving effect to certain purchase accounting adjustments (in thousands, except per share amounts):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
Pro forma net revenue	$26,183	$24,177	$76,903	$72,177

Pro forma net loss	$(2,790)	$(10,187)	$(21,725)	$(48,845)

Pro forma net loss per basic and diluted share	$(0.05)	$(0.20)	$(0.43)	$(0.97)

Pro forma shares outstanding	52,142	50,520	50,802	50,312

These results are presented for illustrative purposes only and are not necessarily indicative of the actual operating results or financial position that would have occurred if the transactions had been consummated on May 1, 2002.

Pro forma financial information giving effect to the acquisition of ProductFactory has not been presented since the pro forma financial information would not differ materially from our historical results.

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5—Goodwill and Intangible Assets:

Goodwill

The change in carrying amount of goodwill for the nine months ended January 31, 2004, is as follows (in thousands):

Balance as of April 30, 2003	$5,150
Earnout payments to the stockholders of acquired companies (1)	1,189
Goodwill related to acquisitions (2)	27,646

Balance as of January 31, 2004	$33,985

(1)	During the nine months ended January 31, 2004, we paid $1.2 million of additional consideration to the former ProductFactory stockholders.
(2)	Goodwill related to our acquisition of Eigner and Tradec during the nine months ended January 31, 2004. See “Note 4—Business Combinations” for additional information.

Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer subject to amortization. Rather, we evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable.

Intangible Assets

The components of acquired identifiable intangible assets are as follows (in thousands):

	January 31, 2004			April 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	$2,600	$(542)	$2,058	$1,190	$(110)	$1,080
Customer relationships	4,482	(883)	3,599	—	—	—
Non-compete agreements	1,200	(567)	633	—	—	—

	$8,282	$(1,992)	$6,290	$1,190	$(110)	$1,080

All of our acquired identifiable intangible assets are subject to amortization and have approximate original estimated weighted-average useful lives as follows: Developed technologies—four years; Customer relationships—three years; Non-compete agreements—one year. No significant residual value is estimated for the intangible assets.

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of January 31, 2004, the estimated future amortization expense of acquired identifiable intangible assets is as follows (in thousands):

Fiscal Years:
2004 (remaining three months)	$835
2005	2,470
2006	2,137
2007	755
2008	93
Thereafter	—

$6,290

Note 6—Restructuring and Other Charges:

As a result of unfavorable global economic conditions and a reduction in information technology spending around the world throughout fiscal 2002, during the fourth quarter of fiscal 2002, we announced a worldwide restructuring program to reduce expenses to align our operations and cost structure with market conditions (the “2002 Restructuring”). During the fourth quarter of fiscal 2002, we recorded restructuring and other charges of $6.3 million related to the 2002 Restructuring, which consisted primarily of a reduction in personnel, the consolidation of excess facilities, abandonment of certain assets in connection with the consolidation of excess facilities, and a write-down of non-refundable prepaid software licenses. As of January 31, 2004, the amount remaining of the 2002 Restructuring obligations was $205,000.

Throughout the first half of fiscal 2003, we continued to evaluate the economic conditions and initiated a further restructuring of our operations (the “2003 Restructuring”). During the second quarter of fiscal 2003, we recorded restructuring and other charges of $7.8 million related to the 2003 Restructuring, which consisted primarily of the consolidation of excess facilities, abandonment of certain assets in connection with the consolidation of excess facilities, and a write-down of non-refundable prepaid software licenses. As of January 31, 2004, the amount remaining of the 2003 Restructuring obligations was $2.8 million.

During the second quarter of fiscal 2004, we recorded total restructuring and other charges of $9.2 million (the “2004 Restructuring”) as follows:

In connection with our move to our new headquarters in San Jose, California, during the second quarter of fiscal 2004, we recorded restructuring and other charges of $7.5 million, which was comprised of (i) $5.5 million related to the fair value of the remainder of our outstanding lease commitments for properties that we vacated in September 2003, net of the fair value of estimated sublease income, and net of deferred rent of $581,000 related to the vacated properties, and (ii) $2.0 million related to the abandonment of certain long-lived assets, including leasehold improvements, furniture and fixtures, and computer equipment.

In connection with our acquisition of Eigner during the second quarter of fiscal 2004, we recorded additional restructuring and other charges of $1.7 million. As discussed in “Note 4—Business Combinations” under “Eigner,” we terminated 33 Agile employees, across all business functions and geographic regions and recorded a restructuring and other charge of $1.1 million for the related severance, benefits, payroll taxes and other associated costs. We recorded an additional $623,000 of other charges related to the write-down of certain other assets, including a $471,000 impairment of non-refundable prepaid software license fees for which we determined that the carrying value exceeded its net realizable value as a result of our decision to discontinue selling the products in which the third party licensed software was embedded, due to a comparable product acquired from Eigner. As of January 31, 2004, the amount remaining of the 2004 Restructuring obligations was $4.7 million.

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Our restructuring estimates will be reviewed and revised quarterly and may result in an increase to restructuring and other charges.

Summary of Restructuring Obligations

The significant activity within and components of the restructuring and other charges as of and for the nine months ended January 31, 2004 are as follows (in thousands):

	Employee Termination Costs	Facility- Related Costs	Asset Abandonment Costs	Other Charges	Total
Restructuring obligations at April 30, 2003 (1)	$—	$4,251	$—	$—	$4,251
2004 Restructuring charges (2)	1,092	5,485	2,001	623	9,201
Cash payments	(1,066)	(2,639)	—	—	(3,705)
Non-cash charges	—	581	(2,001)	(623)	(2,043)

Restructuring obligations at January 31, 2004 (3)	$26	$7,678	$—	$—	$7,704

Included in accrued expenses and other current liabilities					$4,317
Included in accrued restructuring, non-current					3,387

					$7,704

(1)	The 2002 Restructuring and 2003 Restructuring and related obligations through April 30, 2003 were recorded in an amount equal to the gross value of the obligation without consideration to the net present value of such obligations, in accordance with EITF No. 94-3 and EITF No. 88-10.
(2)	The 2004 Restructuring charges and related obligations were recorded at fair value, after giving effect to the fair value of the related obligations, in accordance with SFAS No. 146.
(3)	The remaining employee termination obligations are expected to be paid through March 2004. The remaining facility-related obligations are expected to be paid through November 2007.

Note 7—Commitments and Contingencies:

Services commitments

In connection with our acquisition of Eigner in August 2003, we assumed a commitment to purchase consulting services from a vendor to Eigner. As of January 31, 2004, our remaining commitment provides for quarterly payments through fiscal 2007 totaling approximately $1.6 million.

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

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Litigation

On or around October 25, 2001, a class action lawsuit was filed in the Southern District of New York against Agile Software Corporation, Bryan D. Stolle and Thomas P. Shanahan (collectively the “Agile Defendants”) and several investment banking firms that served as underwriters of our initial public offering and secondary offering. The case is now captioned In re Agile Software, Inc. Initial Public Offering Securities Litigation, 01 CIV 9413 (SAS), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). The operative amended complaint is brought purportedly on behalf of all persons who purchased our Common Stock from August 19, 1999 through December 6, 2000. It alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes and all defendants moved to dismiss. On February 19, 2003, the Court dismissed the claims under the Securities Act of 1933 with respect to our initial public offering, but not the secondary offering. The Court denied the motion to dismiss the Section 10(a) claim against us, but granted the motion as to the individual defendants.

We have accepted a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Agile Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of certain claims we may have against the underwriters. The Agile Defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which we do not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement.

We are also subject to various other claims and legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition or results of operations.

Note 8—Segment and Geographic Information:

We have one operating segment, product lifecycle management solutions. We market our products in the United States and in foreign countries through our direct sales force and indirect distribution channels.

During the three months ended January 31, 2004 and 2003, revenues from customers located outside of North America were approximately 42% and 18% of total revenues, respectively. During the nine months ended January 31, 2004 and 2003, revenues from customers located outside of North America were approximately 37% and 23% of total revenues, respectively. Revenues from customers located outside of North America during the three and nine months ended January 31, 2004 were derived primarily from sales to customers in Europe and, to a lesser extent, the Asia-Pacific region. Revenues from customers located outside of North America during the three and nine months ended January 31, 2003 were derived primarily from sales to customers in the Asia-Pacific region and, to a lesser extent, Europe. The increase in sales to customers located outside of North America during the three- and nine-month periods was primarily related to our acquisition of Eigner, whose customer base was largely located in Europe.

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9—Foreign Currency Translation:

In connection with our acquisition of Eigner during the nine months ended January 31, 2004, we assumed an obligation with a vendor to Eigner, providing for quarterly payments denominated in Euros through fiscal 2007. As the obligation was denominated in Euros, and the functional currency of the subsidiary holding the obligation was the U.S. Dollar, we are required to remeasure the value of the obligation at the end of each period. As a result of the Euro strengthening against the U.S. Dollar during the period, a remeasurement of the obligation at the end of such period to the functional currency, net of payments made, resulted in an unrealized loss from foreign currency translation of $743,000.

Item 2. Management’s Discussion & Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements (within the meaning Section 21E of the Securities Exchange Act of 1934, as amended). Such statements are based upon current expectations that involve risks and uncertainties, and we undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this report. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ materially from those reflected in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed below, as well as in the “Risk Factors” section included in our Annual Report on Form 10-K, filed on July 28, 2003 with the Securities and Exchange Commission. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. Our fiscal year ends on April 30 of each year.

Business Overview

We develop and sell an integrated suite of product lifecycle management (“PLM”) software products. Our solutions enable our customers to accelerate their time-to-market and revenue, reduce costs, improve quality, ensure regulatory compliance and drive innovation throughout the product lifecycle.

At the core of the Agile PLM solution is the product record, the complex set of information that uniquely defines all aspects of a product at each stage in its lifecycle. The product record includes all the information required by a company, its supply network and its customers to design, source, buy, build, sell service and dispose of products. Our products provide a single enterprise view of the product record and enable our customers and their partners to manage the product record and the business processes that contribute to and utilize the product record.

We believe that understanding the following key developments is helpful to an understanding of our overall business.

Increased Product Breadth

We sold our first PLM product in 1996. At that time, our offering consisted of a single product. Over time, we have added features, functionality and products to our offering both through internal development and acquisition. In January 2004, we began shipping Agile 9, our most comprehensive PLM product offering to date. As of January 31, 2004, we have licensed products to nearly 1,200 companies worldwide.

Expanded Industry Focus

We were initially focused on solutions targeted principally for customers in the high technology and, to a lesser extent, life sciences industries. As we have grown our business and expanded our product suite, we have also expanded our industry focus. While Electronics & High Technology still represents the single largest industry for us, we now have significant customers and activities in all of the following industries:

•	Aerospace & Defense;

•	Automotive Supply Chain;

•	Consumer Packaged Goods;

•	Electronics & High Technology;

•	Industrial Products;

•	Medical Device; and

•	Pharmaceutical.

Improved Geographic Balance

We have made significant strides toward geographically balancing our business.

•	Revenues. For the three months ended January 31, 2004, revenues from customers located outside of North America represented 42% of total revenues, which compares to only 18% for the prior year period. While we expect this mix to vary from period to period, we expect to continue to see a reasonably balanced geographic distribution of revenues in future periods.

•	Product Development. In addition to our development activities in San Jose, we established development centers in India and China in fiscal 2003 and, as a result of our acquisition of Eigner (as discussed below), we now have a development center in Germany.

Acquisitions

Our strategy has been, and continues to be, to expand our business both organically and through acquisitions of complementary products, technologies and companies. We have made the following acquisitions over the past two years:

•	oneRev, Inc., acquired in December 2002;

•	ProductFactory, Inc., acquired in March 2003;

•	Eigner US Inc., acquired in August 2003; and

•	TRADEC, Inc., acquired in September 2003.

The acquisition of Eigner US Inc. (“Eigner”) provided us with a stronger presence in the automotive supply chain, industrial equipment, aerospace, and defense industries, as well as in certain geographic markets. The results of operations for Eigner are included in our statements of operations beginning as of the acquisition date. In connection with the acquisition of Eigner, we implemented a plan to terminate approximately 10% of the combined company workforce, for a total of 63 employees, to eliminate duplicative activities and reduce the cost structure of the combined company. The terminations included 30 Eigner employees and 33 Agile employees, and were made across all business functions and geographic regions. Net of these terminations, our overall headcount increased by 89 employees, across all business functions, as a result of the Eigner acquisition. The estimated cost for related severance, benefits, payroll taxes and other associated costs totaled $3.3 million, of which $2.2 million was related to the termination of the Eigner employees and $1.1 was related to the termination of the Agile employees. The severance related costs for the Eigner employees of $2.2 million were accrued for at the time of the acquisition and have been recognized as a liability assumed in the business combination. The severance related costs for the Agile employees of $1.1 million were included in restructuring and other charges during the nine months ended January 31, 2004.

Restructurings

We have taken a number of actions to reduce our expense levels to better align our operations and cost structure with current and anticipated market conditions, as follows:

•	During the fourth quarter of fiscal 2002, we recorded restructuring and other charges of $6.3 million, primarily related to the reduction of 75 employees, the impairment of certain non-refundable prepaid license fees, the abandonment of certain property and equipment, and the consolidation of excess facilities.

•	Throughout the first half of fiscal 2003, we continued to evaluate the economic conditions and initiated a further restructuring of our operations. During the second quarter of fiscal 2003, we recorded restructuring and other charges of $7.8 million, primarily related to the consolidation of additional excess facilities, the further impairment of certain non-refundable prepaid license fees, and the abandonment of additional property and equipment.

•	During the second quarter of fiscal 2004, in connection with our move to our new headquarters in San Jose, California, we recorded restructuring and other charges of $7.5 million, primarily related our outstanding lease commitments for properties that we vacated in September 2003 and the abandonment of certain long-lived assets.

•	Also in the second quarter of fiscal 2004, in connection with our acquisition of Eigner, we recorded additional restructuring and other charges of $1.7 million primarily related to a reduction of 33 employees, to eliminate duplicative activities and reduce the cost structure of the combined company.

We are continuing to closely monitor the market and our expense levels to determine if further actions may be needed.

Overview of Our Results

We derive revenues from the license of software products under software license agreements and from the delivery of associated professional and maintenance services. Our license revenues are comprised of fees charged for the use of our products licensed under perpetual or term-based arrangements. Our professional services and maintenance revenues are comprised of fees charged for implementation services and fees charged for post contract customer support (i.e., technical support and product updates). Our implementation services are typically provided over a period of three to six months subsequent to the signing of a software license arrangement. Post-contract customer support is generally purchased at the time of initial license purchase, and renewed annually thereafter. Post-contract customer support revenue is recognized ratably over the support period, generally 12 months.

Throughout fiscal 2003 and continuing through the third quarter of fiscal 2004, the primary factor that has impacted our operations and financial performance has been weak demand for enterprise software resulting from the continuing weakness of the global and U.S. economies. While there are some signs that the overall economic conditions are improving, demand for enterprise software continues to be weak, directly affecting our ability to increase our revenues.

Despite the difficult economic challenges we faced during the third quarter, we were able to achieve the following results:

•	We recorded record quarterly total revenues of $26.2 million, a 6% increase from total revenues of $24.7 million in the second quarter of fiscal 2004, and a 46% increase from total revenues of $17.9 million in the third quarter of the prior year.

•	We maintained a cash and investments balance as of January 31, 2004 of $243.1 million, a decrease of $1.6 million from $244.7 million at the end of the second quarter.

•	We completed our integration of Eigner operationally across all functional areas, and several of our customers have begun to implement integrated Agile/Eigner solutions.

•	In January 2004, we delivered our most comprehensive product release to-date, Agile 9. This product release provides extensive new features and capabilities, as well as an enterprise technology platform providing customers a broader, deeper PLM solution.

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

Results of Operations

The following table sets forth selected unaudited condensed consolidated financial data for the periods indicated, expressed as a percentage of total revenues.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2004	2003	2004	2003
Revenues:
License	36%	41%	36%	42%
Professional services and maintenance	64	59	64	58

Total revenues	100	100	100	100

Cost of revenues:
License	4	3	4	4
Professional services and maintenance	32	25	30	27
Stock compensation	1	—	—	—
Acquisition-related compensation	1	—	1	—
Amortization of intangible assets	1	—	1	—

Total cost of revenues	39	28	36	31

Gross margin	61	72	64	69

Operating expenses:
Sales and marketing:
Other sales and marketing	38	55	40	63
Stock compensation	1	4	4	3
Research and development:
Other research and development	23	31	25	40
Stock compensation	—	—	—	—
General and administrative:
Other general and administrative	9	10	9	10
Stock compensation	—	—	1	—
Acquisition-related compensation	2	—	2	—
Amortization of intangible assets	2	—	2	—
Acquired in-process research and development	—	2	1	1
Restructuring and other charges	—	—	13	15

Total operating expenses	75	102	97	132

Loss from operations	(14)	(30)	(33)	(63)
Other income (expense):
Interest and other income, net	3	7	3	8
Loss from foreign currency translation	(3)	—	(1)	—
Impairment of investments	—	(6)	—	(7)

Loss before provision for income taxes	(14)	(29)	(31)	(62)
Provision for income taxes	1	2	1	1

Net loss	(15%)	(31%)	(32%)	(63%)

Comparison of the Three and Nine Months Ended January 31, 2004 and 2003

Revenues

During the three and nine months ended January 31, 2004, no one customer accounted for more than 10% of total revenues. During the three months ended January 31, 2003, one customer accounted for 16% of total revenues. During the three and nine months ended January 31, 2003, another customer accounted for 10% and 11% of total revenues, respectively. During the three months ended January 31, 2004 and 2003, revenues from customers located outside of North America were approximately 42% and 18% of total revenues, respectively. During the nine months ended January 31, 2004 and 2003, revenues from customers located outside of North America were approximately 37% and 23% of total revenues, respectively. Revenues from customers located outside of North America during the three and nine months ended January 31, 2004 were derived primarily from sales to customers in Europe and, to a lesser extent, the Asia-Pacific region. Revenues from customers located outside of North America during the three and nine months ended January 31, 2003 were derived primarily from sales to customers in the Asia-Pacific region and, to a lesser extent, Europe. The increases in sales to customers located outside of North America during the three and nine-month ended January 31, 2004 was primarily related to our acquisition of Eigner, whose customer base was largely located in Europe.

For the three months ending April 30, 2004, we expect total revenues to remain comparable to our results for the three months ended January 31, 2004.

License Revenues

	Three Months Ended January 31,		% Change	Nine Months Ended January 31,		% Change
	2004	2003		2004	2003
	(in thousands, except percentages)
License revenues	$9,527	$7,324	30%	$25,154	$21,792	15%
As a percentage of total revenues	36%	41%		36%	42%

The increase in license revenues in absolute dollars during the three- and nine-month periods was primarily due to the addition of Eigner products and customers, as well as increases in sales of our newer products to new and existing customers. The decrease in license revenues as a percentage of total revenues during the three- and nine-month periods was primarily due to a more significant increase in professional services and maintenance revenues as discussed below.

Professional Services and Maintenance Revenues

	Three Months Ended January 31,		% Change	Nine Months Ended January 31,		% Change
	2004	2003		2004	2003
	(in thousands, except percentages)
Professional services and maintenance revenues	$16,656	$10,554	58%	$43,960	$29,613	48%
As a percentage of total revenues	64%	59%		64%	58%

The increase in professional services and maintenance revenues in absolute dollars and as a percentage of total revenues during the three- and nine-month periods was primarily due to our acquisition of Eigner, whose revenue mix was primarily professional services and maintenance revenue, combined with an increase in our implementation services as we are now selling a more comprehensive solution. In addition, maintenance revenues increased due to year over year growth of our installed customer base.

Cost of Revenues

Cost of License Revenues

	Three Months Ended January 31,		% Change	Nine Months Ended January 31,		% Change
	2004	2003		2004	2003
Cost of license revenues	$988	$605	63%	$2,774	$1,904	46%
As a percentage of license revenues	10%	8%		11%	9%

Our cost of license revenues includes license fees due to third parties for technology integrated into or sold with our products, and the cost of order fulfillment.

The increase in cost of license revenues in absolute dollars during the three- and nine-month periods was primarily due to our overall increase in license revenues, resulting in an increase in license fees paid to third parties on third-party software integrated into our products. The increase in cost of license revenues as a percentage of license revenues in each period was due to a higher component of third-party software embedded in the products shipped during the period. The products acquired in our acquisition of Eigner generally include more third-party software and therefore carry a higher cost of license revenues as a percentage of license revenues.

For the three months ending April 30, 2004, we expect cost of license revenues in absolute dollars to track with our overall license revenues. For such period, we expect cost of license revenues as a percentage of license revenues to either remain comparable to or decrease slightly when compared with our results for the three months ended January 31, 2004, due to a lower cost of third-party software on our Agile 9 product.

Cost of Professional Services and Maintenance Revenues

	Three Months Ended January 31,		% Change	Nine Months Ended January 31,		% Change
	2004	2003		2004	2003
Cost of professional services and maintenance revenues	$8,461	$4,415	92%	$21,014	$13,787	52%
As a percentage of professional services and maintenance revenues	51%	42%		48%	47%

Our cost of professional services and maintenance revenues includes salaries and related expenses for the implementation, training services, and customer support organizations, costs of third parties contracted to provide implementation services to customers and an allocation of our overhead expenses, including rent, information technology and other overhead expenses. In addition, cost of professional services and maintenance revenues includes support fees and upgrade fees paid to third parties with respect to the third-party software integrated into or sold with our products.

The increase in cost of professional services and maintenance revenues in absolute dollars during the three- and nine-month periods was primarily related to: (a) $2.8 million and $5.7 million, respectively, in increased personnel-related costs (including compensation and benefits, travel-related expenditures, and facilities and depreciation expense) resulting from an increase in professional services and maintenance organization headcount, primarily due to the addition of the Eigner employees; and (b) $644,000 and $1.5 million, respectively, in incremental costs associated with third-party service providers we relied on to meet increased demand, particularly in regions where we have limited professional services resources. These increases in expenses during each period were partially offset by reduced discretionary spending. The increase in cost of professional services and maintenance revenues as a percentage of related revenues during each period was primarily a result of increased reliance on third-party service providers, which provide lower margins than internal resources.

For the three months ending April 30, 2004, we expect cost of professional services and maintenance revenues in absolute dollars and as a percentage of professional services and maintenance revenues to decrease slightly when compared with our results for the three months ended January 31, 2004.

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

As a result of our prior period restructuring efforts, as discussed further under “Restructuring and Other Charges” below, we have realized significant costs savings to our operating expenses during each of the periods presented. Specifically, during the three- and nine-month periods ended January 31, 2004, our aggregate facilities and depreciation expenses decreased $814,000 and $2.4 million, respectively, when compared to our facilities and depreciation expenses during the same period in the prior year. Significant portions of these costs savings, therefore, are reflected in the Sales and Marketing, Research and Development and General and Administrative operating expenses through decreased facilities and depreciation expenses.

Sales and Marketing

	Three Months Ended January 31,		%	Nine Months Ended January 31,		%
	2004	2003	Change	2004	2003	Change
Sales and marketing, excluding stock compensation	$9,828	$9,752	1%	$27,499	$32,141	(14%)
As a percentage of total revenues	38%	55%		40%	63%

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

The increase in sales and marketing expenses, excluding stock compensation, in absolute dollars during the three-month period was primarily related to $425,000 in increased personnel-related costs, primarily due to increased commissions as a result of increased revenues, and an increase in the number of sales and marketing employees, primarily due to the addition of the Eigner employees. These increases in expenses were partially offset by $394,000 in decreased facilities and depreciation expenses, as well as reductions in discretionary spending.

The decrease in sales and marketing expenses, excluding stock compensation, in absolute dollars during the nine-month period was primarily related to: (a) $3.5 million in decreased personnel-related costs (including facilities and depreciation expense, and compensation and benefits) as a result of our restructurings discussed above; and (b) $961,000 in decreased marketing and advertising program expenditures, as we continued to monitor our discretionary spending.

For the three months ending April 30, 2004, we expect sales and marketing expenses, excluding stock compensation, in absolute dollars to increase slightly when compared with our results for the three months ended January 31, 2004. If our revenues increase substantially period over period, our sales and marketing expenses, in absolute dollars, will likely increase as a result of increased commissions and incentives payable on the increased revenue.

Research and Development

	Three Months Ended January 31,		%	Nine Months Ended January 31,		%
	2004	2003	Change	2004	2003	Change
Research and development, excluding stock compensation	$6,038	$5,613	8%	$17,214	$20,777	(17%)
As a percentage of total revenues	23%	31%		25%	40%

In addition to the common recurring expenditures mentioned above, our research and development expenses consists of costs associated with the development of new products, enhancements of existing products, and quality assurance procedures. To date, all software development costs in research and development have been expensed as incurred.

The increase in research and development expenses, excluding stock compensation, in absolute dollars during the three-month period was primarily related to $716,000 in increased compensation and benefits resulting from an increase in the number of research and development employees, primarily due to the addition of the Eigner employees. These increases in expenses were partially offset by $228,000 in decreased facilities and depreciation expenses, as a result of our restructurings discussed above. In addition, we continued to monitor our discretionary spending.

The decrease in research and development expenses, excluding stock compensation, in absolute dollars during the nine-month period was primarily related to: (a) $3.0 million in decreased personnel-related costs (including facilities and depreciation expense, compensation and benefits, and recruiting and relocation costs); (b) $677,000 in decreased outside consulting services, all as a result of our restructurings discussed above; and (c) an additional full period of benefits from the shift of some our development activities to our offshore development centers in India and China during fiscal 2003. These decreases in expenses were partially offset by increases in travel-related expenditures, associated with our offshore development centers.

For the three months ending April 30, 2004, we expect research and development expenses, excluding stock compensation, in absolute dollars to remain comparable with our results for the three months ended January 31, 2004.

General and Administrative

	Three Months Ended January 31,			Nine Months Ended January 31,
	2004	2003	% Change	2004	2003	% Change
General and administrative, excluding stock compensation	$2,246	$1,825	23%	$6,507	$5,203	25%
As a percentage of total revenues	9%	10%		9%	10%

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

The increase in general and administrative expenses, excluding stock compensation, in absolute dollars during the three-month period was primarily related to: (a) $324,000 in increased compensation and benefits, resulting from an increase in the number of general and administrative employees, primarily due to the addition of the Eigner employees; and (b) $100,000 in increased provisions for doubtful accounts, as a result of an increase in accounts receivable associated with increased revenue.

The increase in general and administrative expenses, excluding stock compensation, in absolute dollars during the nine-month period was primarily related to: (a) $818,000 in increased personnel-related costs (including compensation and benefits, and travel-related expenditures), due to an increase in the number of general and administrative employees, primarily due to the addition of the Eigner employees; and (b) $373,000 in increased provisions for doubtful accounts, as a result of an increase in accounts receivable associated with increased revenue.

For the three months ending April 30, 2004, we expect general and administrative expenses, excluding stock compensation, in absolute dollars to increase slightly when compared with our results for the three months ended January 31, 2004.

Stock Compensation

	Three Months Ended January 31,			Nine Months Ended January 31,
	2004	2003	% Change	2004	2003	% Change
Stock compensation:
Cost of revenues	$95	$9	956%	$147	$37	297%
Sales and marketing	315	751	(58%)	2,988	1,683	78%
Research and development	53	51	4%	165	175	(6%)
General and administrative	101	27	274%	592	101	486%

Total stock compensation	$564	$838	(33%)	$3,892	$1,996	95%
As a percentage of total revenues	2%	4%		5%	3%

Stock compensation expenses includes the amortization of unearned employee stock compensation, stock compensation as a result of modifications to the terms of certain stock option grants, and options issued to non-employees, offset by recoveries associated with the impact of the reversal of accelerated amortization on unvested and cancelled options held by terminated employees. Stock options granted to non-employees are recognized as an expense as the underlying stock options are earned. We will be required to remeasure the fair value of these options at each reporting period prior to vesting and then finally at the vesting dates of these options. As a result, the stock compensation for non-employees fluctuates with the movement in the fair value of our Common Stock.

The decrease in stock compensation expense in absolute dollars during the three-month period was primarily related to: (a) $351,000 in decreased employee-related stock compensation, primarily as a result of lower amortization amounts in later periods using the accelerated method of amortization; and (b) $175,000 in decreased stock compensation recognized on stock options granted to non-employees in prior periods, as the fair value for the unvested portion of these stock options has decreased. These amounts were partially offset by a decrease of $252,000 in recoveries recognized from the reversal of accelerated amortization on cancelled options that had been held by terminated employees.

The increase in stock compensation expense in absolute dollars during the nine-month period was primarily related to: (a) $2.0 million in increased employee-related stock compensation, primarily related to the modification of certain stock option grants to employees we terminated during the nine months ended January 31, 2004; and (b) $403,000 in decreased recoveries recognized from the reversal of accelerated amortization on cancelled options that had been held by terminated employees. These amounts were offset by a decrease of $507,000 in stock compensation recognized on stock options granted to non-employees in prior periods, as the fair value for the unvested portion of these stock options has decreased.

Acquisition-Related Compensation

	Three Months Ended January 31,		% Change	Nine Months Ended January 31,		% Change
	2004	2003		2004	2003
Acquisition-related compensation:
Cost of revenues	$339	$—	100%	$595	$—	100%
Operating expenses	529	—	100%	1,091	—	100%

Total acquisition-related compensation	$868	$—	100%	$1,686	$—	100%
As a percentage of total revenues	3%	—		3%	—

In connection with our acquisition of Eigner, we agreed to pay approximately $1.7 million in retention bonuses to certain persons who were employees of Eigner at the date of the acquisition and remain employees of Agile for six months. The retention bonuses are recorded as acquisition-related compensation in the unaudited condensed consolidated statements of operations. During the three and nine months ended January 31, 2004, we recorded $868,000 and $1.7 million of acquisition-related compensation, respectively. We paid these bonuses in February 2004.

Amortization of Intangible Assets

	Three Months Ended January 31,		% Change	Nine Months Ended January 31,		% Change
	2004	2003		2004	2003
Amortization of intangible assets:
Cost of revenues	$212	$—	100%	$372	$—	100%
Operating expenses	679	—	100%	1,435	—	100%

Total amortization of intangible assets	$891	$—	100%	$1,807	$—	100%
As a percentage of total revenues	3%	—		3%	—

Intangible assets consist of developed technologies, customer relationships, and non-compete agreements acquired. Intangible assets are subject to amortization and have original estimated weighted-average useful lives ranging from one to four years. No significant residual value is estimated for the intangible assets.

During the three and nine months ended January 31, 2004, we recognized amortization expense of $891,000 and $1.8 million, respectively, related to our intangible assets. There was no such amortization during the three and nine months ended January 31, 2003.

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

Acquired In-Process Research and Development

	Three Months Ended January 31,		% Change	Nine Months Ended January 31,		% Change
	2004	2003		2004	2003
Acquired in-process research and development	$—	$300	(100%)	$500	$300	67%
As a percentage of total revenues	—	2%		1%	1%

In connection with our acquisition of Eigner, we allocated $500,000 of the purchase price to acquired in-process research and development (“IPR&D”). The amounts allocated to the acquired IPR&D were immediately expensed in the period the acquisition was completed because the projects associated with the acquired IPR&D efforts had not yet reached technological feasibility and no future alternative uses existed for the technology. We used an independent appraiser to calculate the amount allocated to acquired IPR&D. In calculating the value of the acquired IPR&D, the independent appraiser used established valuation techniques accepted in the technology and software industries. This calculation gave consideration to relevant market size and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles, and the estimated lives of each of the products derived from the underlying technology. The value of the acquired IPR&D reflects the relative value and contribution of the acquired research and development. Consideration was given to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project in determining the value assigned to the acquired IPR&D. The projects have been subsequently completed within our estimates. During the nine months ended January 31, 2004, we recognized a $500,000 charge for acquired IPR&D related to our acquisition of Eigner. During the three and nine months ended January 31, 2003, we recognized a $300,000 charge for acquired IPR&D related to our acquisition of oneREV, Inc. in December 2002.

Restructuring and Other Charges

	Three Months Ended January 31,		% Change	Nine Months Ended January 31,		% Change
	2004	2003		2004	2003
Restructuring and other charges	$—	$—	—	$9,201	$7,836	17%
As a percentage of total revenues	—	—		13%	15%

As a result of unfavorable global economic conditions and a reduction in information technology spending around the world throughout fiscal 2002, during the fourth quarter of fiscal 2002, we announced a worldwide restructuring program to reduce expenses to align our operations and cost structure with market conditions (the “2002 Restructuring”). During the fourth quarter of fiscal 2002, we recorded restructuring and other charges of $6.3 million related to the 2002 Restructuring, which consisted primarily of a reduction in personnel, the consolidation of excess facilities, abandonment of certain assets in connection with the consolidation of excess facilities, and a write-down of non-refundable prepaid software licenses. As of January 31, 2004, the amount remaining of the 2002 Restructuring obligations was $205,000.

Throughout the first half of fiscal 2003, we continued to evaluate the economic conditions and initiated a further restructuring of our operations (the “2003 Restructuring”). During the second quarter of fiscal 2003, we recorded restructuring and other charges of $7.8 million related to the 2003 Restructuring, which consisted primarily of the consolidation of excess facilities, abandonment of certain assets in connection with the consolidation of excess facilities, and a write-down of non-refundable prepaid software licenses. As of January 31, 2004, the amount remaining of the 2003 Restructuring obligations was $2.8 million.

During the second quarter for fiscal 2004, we recorded total restructuring and other charges of $9.2 million (the “2004 Restructuring”) as follows:

In connection with our move to our new headquarters in San Jose, California, during the second quarter of fiscal 2004, we recorded restructuring and other charges of $7.5 million, which was comprised of (i) $5.5 million related to the fair value of the remainder of our outstanding lease commitments for properties that we vacated in September 2003, net of the fair value of estimated sublease income, and net of deferred rent of $581,000 related to the vacated properties, and (ii) $2.0 million related to the abandonment of certain long-lived assets, including leasehold improvements, furniture and fixtures, and computer equipment.

In connection with our acquisition of Eigner during the second quarter of fiscal 2004, we recorded additional restructuring and other charges of $1.7 million. As discussed in “Business Overview” above, we terminated 33 Agile employees, across all business functions and geographic regions and recorded a restructuring and other charge of $1.1 million for the related severance, benefits, payroll taxes and other associated costs. We recorded an additional $623,000 of other charges related to the write-down of certain other assets, including a $471,000 impairment of non-refundable prepaid software license fees for which we determined that the carrying value exceeded its net realizable value as a result of our decision to discontinue selling the products in which the third party licensed software was embedded, due to a comparable product acquired from Eigner. As of January 31, 2004, the amount remaining of the 2004 Restructuring obligations was $4.7 million.

Our restructuring estimates will be reviewed and revised quarterly and may result in an increase to restructuring and other charges.

Summary of Restructuring Obligations

The significant activity within and components of the restructuring and other charges as of and for the nine months ended January 31, 2004 are as follows (in thousands):

	Employee Termination Costs	Facility- Related Costs	Asset Abandonment Costs	Other Charges	Total
Restructuring obligations at April 30, 2003 (1)	$—	$4,251	$—	$—	$4,251
2004 Restructuring charges (2)	1,092	5,485	2,001	623	9,201
Cash payments	(1,066)	(2,639)	—	—	(3,705)
Non-cash charges	—	581	(2,001)	(623)	(2,043)

Restructuring obligations at January 31, 2004 (3)	$26	$7,678	$—	$—	$7,704

Included in accrued expenses and other current liabilities					$4,317
Included in accrued restructuring, non-current					3,387

					$7,704

(1)	The 2002 Restructuring and 2003 Restructuring and related obligations through April 30, 2003 were recorded in an amount equal to the gross value of the obligation without consideration to the net present value of such obligations, in accordance with EITF No. 94-3 and EITF No. 88-10.

(2)	The 2004 Restructuring charges and related obligations were recorded at fair value, after giving effect to the fair value of the related obligations, in accordance with SFAS No. 146.

(3)	The remaining employee termination obligations are expected to be paid through March 2004. The remaining facility-related obligations are expected to be paid through November 2007.

Interest and Other Income (Expense), Net

	Three Months Ended January 31,		% Change	Nine Months Ended January 31,		% Change
	2004	2003		2004	2003
Interest and other income, net	$754	$1,196	(37%)	$2,347	$3,863	(39%)
As a percentage of total revenues	3%	7%		3%	8%

Interest and other income, net consists of interest earned on cash, cash equivalents, and investments, as well as foreign exchange transaction gains and losses and other miscellaneous non-operating transactions.

The decrease in interest and other income, net during the three and nine -month periods was due principally to declining interest rates and, to a lesser extent, lower average cash and investment balances.

Loss from Foreign Currency Translation

	Three Months Ended January 31,		% Change	Nine Months Ended January 31,		% Change
	2004	2003		2004	2003
Loss from foreign currency translation	$743	$—	100%	$743	$—	100%
As a percentage of total revenues	3%	—		1%	—

In connection with our acquisition of Eigner, we assumed an obligation with a vendor to Eigner, providing for quarterly payments denominated in Euros through fiscal 2007. As the obligation was denominated in Euros, and the functional currency of the subsidiary holding the obligation was the U.S. Dollar, we are required to remeasure the value of the obligation at the end of each period. As a result of the Euro strengthening against the U.S. Dollar during the period, a remeasurement of the obligation at the end of such period to the functional currency, net of payments made, resulted in an unrealized loss from foreign currency translation of $743,000.

Impairment of Investments

	Three Months Ended January 31,		% Change	Nine Months Ended January 31,		% Change
	2004	2003		2004	2003
Impairment of investments	$—	$1,113	(100%)	$—	$3,673	(100%)
As a percentage of total revenues	—	6%		—	7%

During the three and nine months ended January 31, 2003, we determined that certain investments that we had made in privately held companies and a venture fund had incurred a decline in value that, based upon the deterioration of the financial condition of the issuers and portfolio companies of the venture fund, was considered other-than-temporary. Accordingly, we recorded impairment charges of $1.1 million and $3.7 million, respectively, to write down the investments to their estimated fair values. As of January 31, 2004, our investments in privately held companies and the venture fund were written down to zero.

Provision for Income Taxes

	Three Months Ended January 31,		% Change	Nine Months Ended January 31,		% Change
	2004	2003		2004	2003
Provision for income taxes	$348	$301	16%	$1,008	$740	36%
As a percentage of total revenues	1%	2%		1%	1%

Our provision for income taxes is primarily attributable to taxes associated with our international subsidiaries. The increase in the provision for income taxes, in absolute dollars, during the three and nine-month periods is primarily related to an increase in revenues with our international subsidiaries during each of those periods. Other than the provision for foreign taxes, no provision for income taxes has been recorded since our inception because we have incurred net losses in all periods. We have recorded a valuation allowance for the full amount of our net deferred tax assets, including our net operating loss carryforwards and tax credits, as sufficient uncertainty exists regarding our ability to realize the deferred tax asset balance.

Liquidity and Capital Resources

Overview

Our principal source of liquidity consists of cash, cash equivalents and investments, as follows (in thousands):

	As of
	January 31, 2004	April 30, 2003
Cash and cash equivalents	$109,149	$154,852
Short-term and long-term investments	133,939	102,115

	$243,088	$256,967

Our cash, cash equivalents, and investments are placed with high credit quality financial institutions, commercial companies and government agencies in order to limit the amount of credit exposure. As of January 31, 2004, our working capital was $184.5 million and our days sales outstanding (“DSO”) was 62 days.

Cash Flows

In summary, our cash flows were as follows (in thousands):

	Nine Months Ended January 31,
	2004	2003
Net cash used in operating activities	$(12,028)	$(20,446)
Net cash provided by (used in) investing activities	(40,571)	44,483
Net cash provided by financing activities	7,318	2,049

Cash used in operating activities during the nine months ended January 31, 2004 was primarily due to our net loss for the period of $22.4 million, adjusted for non-cash items of $13.3 million, and a net decrease of approximately $3.0 million in working capital. Non-cash items include acquired IPR&D, provision for doubtful accounts, depreciation and amortization, stock compensation, loss on foreign currency translation, and the non-cash portion of restructuring and other charges. The net decrease in working capital primarily consisted of increases in accounts receivable (as a result of increased revenues) and accrued expenses and other liabilities (primarily related to accrued restructuring costs, offset by payments of bonuses and severance benefits resulting from our acquisitions during the period) and decreases in accounts payable (primarily related to liabilities assumed in acquisitions). Cash used in operating activities during the nine months ended January 31, 2003 was primarily due to our net loss for the period of $33.1 million, adjusted for non-cash items of $15.2 million, and a net decrease of approximately $2.6 million in working capital. The net decrease in working capital primarily consisted of increases in accounts receivable (as a result of increased maintenance renewals) and accrued expenses and other liabilities (primarily related to accrued restructuring costs), and decreases in accounts payable.

Cash used in investing activities during the nine months ended January 31, 2004 resulted from $31.8 million of net purchases of short-term and long-term investments, $6.2 million of purchases of property and equipment, primarily related to the build-out of our new corporate headquarters in San Jose, California, and $2.5 million of net cash paid in business combinations. Cash provided by investing activities during the nine months ended January 31, 2003 resulted from $49.9 million of net maturities of short-term investments, offset by $3.7 million of purchases of property and equipment, primarily for computer hardware and software and furniture and fixtures, and $1.8 million of net cash paid in business combinations.

Cash provided by financing activities in each period was primarily due to the issuance of Common Stock associated with the exercise of stock options and our employee stock purchase plan totaling $7.9 million and $2.0 million, respectively. During the nine months ended January 31, 2004, cash provided from financing activities was offset slightly by the settlement of certain capital lease obligations acquired totaling $718,000.

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

Contractual Obligations and Commitments

We lease facilities under non-cancelable operating leases that expire through July 2011. In connection with our acquisition of Eigner, we assumed a commitment to purchase consulting services from a vendor to Eigner, which provides for quarterly payments through fiscal 2007 totaling approximately $1.6 million.

In connection with our acquisition of ProductFactory, Inc. in March 2003, additional consideration of up to $2.5 million may be earned, based upon net revenues from sales of the acquired product through July 31, 2004. During the nine months ended January 31, 2004, we paid $1.2 million of additional consideration to the former ProductFactory stockholders.

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

Our Quarterly Operating Results Fluctuate and Are Difficult to Predict. The Timing of Large Orders is More Unpredictable. Our Expenses are Relatively Fixed in the Short Term. Unpredicted Revenue Shortfalls Could Disproportionately and Adversely Affect Operating Results. If Our Future Results Are Below the Expectations of Public Market Analysts or Investors, the Price of Our Common Stock May Decline Significantly

Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future. Our products have an unpredictable sales cycle. The timing of large orders, which continue to account for a significant percentage of our total license revenues, remains unpredictable as a result of the overall economic conditions and cautious capital spending by businesses. If any large order anticipated for a particular quarter is not realized in that quarter, we may experience an unplanned shortfall in revenues. In contrast, our expense levels are relatively fixed in the near term and are based in part on expectations of future revenues. As a result, a revenue shortfall from estimated levels can cause a disproportionately adverse impact on our operating results for the quarter in which the revenue shortfall occurs.

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

Defects in Our Software Products, Including the Newly Released Agile 9 Product Suite, Could Diminish Demand For Our Products, and If We Become Subject to Product Liability Litigation, It Could Be Time Consuming and Costly to Defend

We recently began shipping Agile 9, our new product lifecycle management (“PLM”) product. Our software products are complex and may contain errors that may be detected at any point in the life of the product. This risk is more significant as it relates to new products such as Agile 9, where there is limited experience with the product in customer environments. We cannot be sure that, despite testing by us, our implementation partners and our current and potential customers, that errors will not be found in Agile 9 or other new products or releases after shipment. Such errors, if significant, could result in loss of revenue, delay in market acceptance and sales, diversion of development resources, injury to our reputation and increased service and warranty costs.

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

We Have a New Senior Sales Management Team and Many New Sales Representatives Who May Take Time to Reach Productivity, Resulting in Lost or Delayed Sales

We sell our products primarily through our direct sales force, which we have recently reorganized. Moreover, our senior sales management team has only been performing in its current function for a short period of time. In addition, many of our account executives have been in their positions for less than six months. It takes three to six months for a new account executive to become productive and could take nine to twelve months to become fully productive. Changes in account executives can also result in the need to reestablish relationships with existing customers. This can result in dissatisfaction, and lost or delayed sales as customers become accustomed to their new account executives. In addition, a significant number of Eigner sales personnel joined Agile as a result of the Eigner acquisition. Training these individuals on the Agile products and the Agile sales personnel on the products acquired with Eigner is a substantial undertaking. The ability of our entire sales force to effectively sell our full suite of products will be critical to our growth. If the new members of our sales team are unable to quickly become fully productive, or if we cannot successfully cross-train our expanded sales force in our full suite of products, it may be difficult for us to sell our products, we may lose sales opportunities and market share, take longer to close anticipated sales, and experience a shortfall in revenues.

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

We Have Significantly Expanded Our International Operations. This Exposes Us to Risks Inherent in International Business Activities.

In May 2002, we began establishing research and development operations in India and China and in August 2003, through our acquisition of Eigner, we began significant operations in Germany. We also have sales offices located in many additional locations. In addition to the increase in our international operations, we also are beginning to derive an increasing portion of our revenues from customers located outside of the United States. For example, during the three months ended January 31, 2004, revenues from customers located outside of North America were approximately 42% of total revenues. In contrast, revenues from customers outside of the North America in the prior year period represented only 18% of total revenues. We expect both our operations and revenues from outside of North America to continue to represent an increasing portion of our overall operations and revenues, respectively.

Our recent and expected international expansion subjects us to a number of risks associated with conducting operations internationally, including:

•	Difficulties in managing geographically disparate operations;

•	Longer sales cycles associated with educating foreign customers on the benefits of using our products;

•	Greater difficulty and longer time in collecting accounts receivable from customers located abroad;

•	Difficulty in providing customer support for our software in multiple time zones;

•	The need to develop our software in multiple foreign languages;

•	Difficulties in enforcing agreements through non-U.S. legal systems;

•	Unexpected changes in regulatory requirements that may limit our ability to export our software or sell into particular jurisdictions or impose multiple conflicting tax laws and regulations;

•	Political and economic instability; civil unrest or war; and terrorist activities, particularly in Asia;

•	Difficulties in protecting our intellectual property rights, particularly in countries where the laws and practices do not protect proprietary rights to as great an extent as do the laws and practices of the United States;

•	Changing laws and policies affecting economic liberalization, foreign investment, currency convertibility or exchange rates, taxation or employment; and

•	Nationalization of foreign owned assets, including intellectual property.

In addition, prior to the acquisition of Eigner, most of our revenues have been denominated in United States dollars. In both Europe and Japan, we are now realizing an increasing the portion of our revenues is denominated in local currencies (Euro and Yen, respectively). As a result, we are exposed to greater risks in currency fluctuations. We currently do not engage in foreign exchange hedging activities, and therefore our international revenues and expenses are currently subject to the risks of foreign currency fluctuations. For example, we assumed a Euro-denominated obligation in connection with our acquisition of Eigner. As a result of the Euro strengthening against the U.S Dollar during the three months ended January 31, 2004, we recorded an unrealized loss from foreign currency translation of $743,000.

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

We Have a History of Losses, We Expect to Incur Losses in the Future, We May Not Achieve or Maintain Profitability

Since inception, we have funded our business primarily through selling our stock, not from cash generated from our business. We have incurred quarterly and annual losses in each of the years since we were formed and we expect to continue to incur quarterly and annual losses in the near term. We incurred losses of $4.0 million and $5.7 million for the three months ended January 31, 2004 and 2003, respectively. As of January 31, 2004, we had an accumulated deficit of approximately $280.1 million. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses, as well as substantial non-cash costs relating to the amortization of intangible assets and stock compensation which will contribute to our net losses. We will need to reach and maintain higher revenue levels to achieve and maintain profitability, and we may not be able to do so. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

We Depend on Licensed Technology That if Lost, Could Result in Increased Cost or Delays in Sales of Our Products

We license technology on a non-exclusive basis from several companies for use with our products. We utilize database management software from Oracle. Our customers can purchase this software directly from Oracle or from us. In addition, we integrate software into our products licensed from BEA and Oracle for application server technology, from Actuate for reporting capabilities, Cimmetry Systems and Spicer for document viewing and Cognos for analytics, as well as products from several other providers. We anticipate that we will continue to license technology from third parties in the future. Some of the software we license from third parties would be difficult to replace and may not continue to be available on commercially reasonable terms, if at all. The loss or inability to maintain any of these technology licenses could result in delays in the licensing of our products until equivalent technology is identified, licensed, and integrated. The increased use of third-party software could result in higher royalty payments and a loss of product differentiation and lower product gross margins.

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

The Market Price of our Common Stock Has Been and May Continue to Be Volatile, Which Could Result in Substantial Losses for Individual Security Holders

The market price for our Common Stock has been, and is likely to continue to be, highly volatile. For the nine months ended January 31, 2004, the high and low closing sales prices of our Common Stock were $12.19 and $6.40, respectively. Our stock price is subject to wide fluctuations in response to factors, some of which will be beyond our control.

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

Legislative Action and Potential New Accounting Pronouncements are Likely to Cause our General and Administrative Expenses to Increase

In order to comply with the newly adopted Sarbanes-Oxley Act of 2002, as well as recent changes to listing standards by Nasdaq, and proposed accounting changes by the Securities and Exchange Commission, we may be required to hire additional personnel and utilize additional outside legal, accounting and advisory services, all of which will cause our general and administrative costs to increase. Proposed changes in the accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense among others, could materially increase the expenses that we report under generally accepted accounting principles and adversely affect our operating results.

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

Foreign Currency Risk

We develop products in the United States, India, and China, and market our products in North America, Europe, and the Asia-Pacific region. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. Because a significant portion of our revenue is currently denominated in U.S. dollars, a change in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in foreign markets. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions.

In connection with our acquisition of Eigner, we assumed an obligation with a vendor to Eigner, providing for quarterly payments denominated in Euros through fiscal 2007. As the obligation was denominated in Euros, and the functional currency of the subsidiary holding the obligation was the U.S. Dollar, we are required to remeasure the value of the obligation at the end of each period. As a result of the Euro strengthening against the U.S. Dollar during the period, a remeasurement of the obligation at the end of such period to the functional currency, net of payments made, resulted in an unrealized loss from foreign currency translation of $743,000.

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

	Maturing within 12 months	Maturing between 1 and 2 years	Thereafter	Total
Cash equivalents	$30,615	—	—	$30,615
Weighted average interest rate	1.14%	—	—	1.14%
Investments	$100,516	$33,424	—	$133,940
Weighted average interest rate	1.33%	2.06	—	1.51%

Total investment securities	$131,131	$33,424	$—	$164,555

Other Investments

In the past, we have invested in equity instruments of privately held companies for business and strategic purposes. These investments are included in other long-term assets and are accounted for under the cost method when ownership is less than 20% and we do not have the ability to exercise significant influence over operations. For these investments, our policy is to regularly review the assumptions underlying the operating performance and cash flow forecasts in assessing the carrying values. We identify and record impairment losses when events and circumstances indicate that such assets might be impaired. During the three and nine months ended January 31, 2003, we determined that these investments had incurred a decline in value that was other-than-temporary and reduced their carrying amounts to the estimated fair value by a charge to our results of operations of $1.1 million and $3.7 million, respectively. As of January 31, 2004, our investments in privately held companies and the venture fund are written down to zero.

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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

On or around October 25, 2001, a class action lawsuit was filed in the Southern District of New York against Agile Software Corporation, Bryan D. Stolle and Thomas P. Shanahan (collectively the “Agile Defendants”) and several investment banking firms that served as underwriters of our initial public offering and secondary offering. The case is now captioned In re Agile Software, Inc. Initial Public Offering Securities Litigation, 01 CIV 9413 (SAS), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). The operative amended complaint is brought purportedly on behalf of all persons who purchased our Common Stock from August 19, 1999 through December 6, 2000. It alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

Similar allegations were made in other lawsuits challenging over 300 other initial public offerings and follow-on offerings conducted in 1999 and 2000. The cases were consolidated for pretrial purposes and all defendants moved to dismiss. On February 19, 2003, the Court dismissed the claims under the Securities Act of 1933 with respect to our initial public offering, but not the secondary offering. The Court denied the motion to dismiss Section 10(a) claim against us, but granted the motion as to the individual defendants.

We have accepted a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Agile Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of certain claims we may have against the underwriters. The Agile Defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the amount of the insurance coverage, a circumstance which we do not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement or opt out of the settlement.

We are also subject to various other claims and legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition or results of operations.

Item 2.	Changes In Securities, Use Of Proceeds, And Issuer Purchases Of Equity Securities

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission Of Matters To A Vote Of Security Holders

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits And Reports On Form 8-K

(a)	Exhibits

3.1		Certificate of Incorporation of Agile Software Corporation, as amended to date. (1)

3.2		Certificate of Elimination and Certificate of Amendment. (1)

3.3		Amended and Restated Bylaws of Agile Software Corporation. (2)

4.1		Specimen Common Stock Certificate. (1)

4.2		Form of Rights Agreement between Agile Software Corporation and Fleet National Bank, as Rights Agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement). (2)

10.1	*	Amended and Restated 1995 Stock Option Plan. (1)*

10.2	*	1999 Employee Stock Purchase Plan. (1)*

10.3	*	2000 Nonstatutory Stock Option Plan. (3)*

10.4	*	Form of Indemnity Agreement between Agile Software Corporation and its directors and officers. (1)

10.5	*	Executive Retention and Severance Plan adopted by the Company on October 17, 2002 and entered into with its executive officers and certain key employees, together with forms of Participation Agreement and Release of Claims Agreement. (4)*

10.6		Sublease dated May 9, 2003 made by and between Nortel Networks Inc. (as successor in interest to Alteon Web Systems), as sublandlord, and Agile Software Corporation as subtenant. (5)

31.1		Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Agile’s Registration Statement on Form S-1 (Reg. No. 333-81387), declared effective on August 19, 1999.

(2)	Incorporated by reference to Agile’s Current Report on Form 8-K (file No. 000-27071), filed on April 26, 2001.

(3)	Incorporated by reference to Agile’s Registration Statement on Form S-8 (Reg. No. 333-35416), filed on April 21, 2000.

(4)	Incorporated by reference to Agile’s Quarterly Report on Form 10-Q (file No. 000-27071), filed on December 13, 2002.

(5)	Incorporated by reference to Agile’s Annual Report on Form 10-K (file No. 000-27071), filed on July 28, 2003.

*	Management contract or compensatory plan.

(b)	We filed or furnished the following reports on Form 8-K during the quarter ended January 31, 2004:

(i)	Form 8-K furnished on November 20, 2003 reporting that we issued a press release announcing financial results for our second quarter ended October 31, 2003.

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

Date: March 12, 2004