Form 10-K
period 2004-04-30
AGILE SOFTWARE CORP
filed 2004-07-14
CIK 1088653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2004

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

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☒    No ☐

The aggregate market value of Agile Software Corporation Common stock, $0.001 par value, held by non-affiliates as of October 31, 2003 was $393,005,768 based upon the last sales price reported for such date on the NASDAQ National Market on October 31, 2003. For purposes of this disclosure, shares of Common Stock held by persons who held more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. Share ownership information of certain persons known by the Registrant to own greater than 5% of the outstanding Common Stock for purposes of the preceding calculation is based solely on information on Schedule 13F or 13G filed with the Securities and Exchange Commission and is as of October 31, 2003. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of Agile Software Corporation issued and outstanding as of June 30, 2004 was 52,501,741.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Form 10-K portions of its proxy statement for the registrant’s Annual Meeting of Stockholders to be held on September 21, 2004, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

AGILE SOFTWARE CORPORATION

FORM 10-K

APRIL 30, 2004

i

PART I

ITEM 1.    BUSINESS

Overview

We develop and sell an integrated suite of product lifecycle management (“PLM”) software products and offer related business consulting and implementation services. Our solutions enable our customers to accelerate their time-to-market and revenue, reduce costs, improve product quality, ensure regulatory compliance and drive innovation throughout the product lifecycle. Alcatel, Boeing Service Company, Dell Computer Products, Flextronics International, Hitachi Corporation, LeapFrog Enterprises, Lockheed Martin Missile and Fire Control, Magna Steyr, Siemens A&D, QUALCOMM Corporation and ZF are among the nearly 1200 customers that have licensed Agile PLM solutions.

We focus solely on providing PLM solutions to companies in the electronics and high technology, industrial products, life sciences and other industries. Our strategy is to deliver business-ready solutions to streamline the information and process flow within a company’s product operation, that are easy to implement and maintain, and that provide measurable results. Our strategy is industry-focused with product capabilities tailored to the requirements of our target industries. We sell our product through a direct sales channel and distributors.

Since late 2002, in addition to deploying additional sales and support coverage throughout the world and enhancing our core product line, we have chosen to expand our product offerings and increase our revenues by acquiring complementary businesses and technologies. We have closed four acquisitions since then. oneRev was acquired in December 2002, providing component technology to facilitate the process of product information exchange between disparate business systems across the global supply chain. ProductFactory, a company offering program planning and execution solution, was acquired in March 2003. We acquired Tradec, a provider of direct materials cost and performance management solutions, in October 2003 to fill out the Agile Product Cost Management solution. In August 2003, we acquired Eigner, a Product Lifecycle Management solutions provider focused primarily on the industrial products, including automotive supply chain, aerospace and defense and machinery market. This acquisition broadened the base of solutions we offer customers in the industrial products market and provided us with a strong European sales, support, and research and development presence. As opportunities to acquire additional companies, technology, and resources arise, we may consider additional acquisitions in the future.

Industry Background

For product-oriented companies, delivering products to market is increasingly complex. As companies move to global, outsourced design, manufacturing and service operations, and face increasing regulatory compliance concerns, the processes that people must follow to complete their work can no longer be handled with paper or inefficient information technology approaches. There are several business processes that companies struggle to modernize to remain competitive and address the regulatory and other compliance requirements. These include:

New Product Development and Introduction.    The lifecycles of many products are very short. In order to compete effectively, companies need to be able to introduce new or enhanced products quickly and cost effectively. Products that are late to market, do not satisfy market requirements or have quality problems can severely impact the business, market share and financial results of companies.

Customer Needs Management.    Understanding what the customer wants, whether for mass-produced products or small quantity, engineered-to-order products, is critical to gaining customer acceptance of a company’s products. Manufacturers that cannot manage customer needs will suffer market share erosion, costly project overruns and liability for contract non-compliance.

Direct Materials Sourcing.    As manufacturers outsource more and more of their production requirements, including in many cases engineering activities, to third-party suppliers, they no longer have direct control over the internal procedures used to design and build their products. To insure high quality, cost effective and timely availability of products, product information and changes must be communicated effectively across a very complex, global supply chain.

Volume Production and Product Changes.    As a product transitions during its lifecycle from proof-of-concept and prototype to volume production, it is critical to link the proper design and planning information with production systems to build physical products. Communication of pending changes and quality trends across the enterprise is needed to ensure the right products are being built per customer, market and engineering requirements.

Product Serviceability.    High quality customer service is an important differentiator for manufacturers. Not only is it important to capture and incorporate field service feedback in the development of new and improvement of existing products, but it is also important to communicate effectively product changes to service organizations for equipment that requires repair or overhaul.

Compliance.    Whether driven by regulatory agencies such as the Federal Drug Administration or Department of Defense, industry standards like STEP, customer requirements or internal policies, companies need to comply with regulations and policies and be able to provide proof of compliance on demand. Clear, auditable records of what and why product decisions were made, by whom, and when are critical elements necessary to satisfy product compliance.

Recently, awareness of the impact that operational improvements in the business areas listed above can have on companies’ profitability, product innovation, market acceptance of their products, compliance, and quality has increased. A market category called Product Lifecycle Management (PLM) has emerged over the past several years that describes the investments made by companies in the strategy, business process change and technology underlying their products as well as in the organizations responsible for manufacturing products in order to improve operational efficiency.

Companies, both large and small, domestic or global, face similar challenges. Companies in industries such as electronics and high technology, industrial products, life sciences and other industries, have made investments in PLM solutions and strategies.

The Agile PLM Solution

At the core of the Agile PLM solution is the product record, the complex set of information that uniquely defines all aspects of a product at each stage of its lifecycle.

The product record includes the data about the product that manufacturers conceptualize, design, plan, build, sell, service and dispose of, including program plans, portfolio performance, design databases, configuration changes, planned and actual costs, decision documentation and problem reports. The product record also includes the processes by which companies manage their product operation such as change control procedures, direct materials sourcing, corrective and preventive action and compliance auditing. In total, the product record is the key asset underlying products that, when managed well, can significantly improve the productivity of a company allowing it to get products to market faster, improve profitability, and be sure their products and processes comply with applicable regulations.

Described below are the principal software products we offer. Many of these products are tightly integrated and may be purchased and used as combined solution set.

Agile Product Collaboration / Product Data Management.    Agile Product Collaboration manages product information including bills of material, documentation, engineering and manufacturing changes, configurations, and mechanical, electrical and software design and analysis databases, providing visibility to this information throughout the extended enterprise and streamlining the product development and delivery process.

Agile Product Portfolio Management.    Agile Product Portfolio Management manages program, project and product information across the product lifecycle. This enables organizations to optimize resource allocation, product investment and program execution decisions by assessing key performance indicators such as schedule, cost and past portfolio financial performance.

Agile Product Cost Management.    Agile Product Cost Management provides product cost intelligence between internal design and sourcing functions on the one hand and external supplier and partners on the other hand, and is used to streamline the direct materials sourcing process. Using Agile Product Cost Management, customers can plan and manage critical cost, commercial terms and other key product information early and throughout the product lifecycle. This enables users to achieve product total cost goals by promoting the use of preferred suppliers, aggregating demand across multiple organizations for greater buying power, and sharing product information across the supply chain.

Agile Product Service & Improvement.    Agile Product Service & Improvement integrates customer, product, quality and regulatory information with the product record in order to track and rapidly address product quality issues. Using Agile Product & Service Improvement, customers are able to drive proactive product quality improvement and lower the costs (warranty and service expenses) associated with quality issues.

Agile Product Governance & Compliance.    Agile Product Governance & Compliance enables organizations to manage product and program compliance against internal and external standards and regulatory requirements, providing assurance of effective compliance throughout the product lifecycle.

Agile Product Catalog.    Agile Product Catalog provides a central repository for storing and aggregating technical product information, including specifications, parts, documents and CAD files, and product attributes. Through components classification, information can be classified, making easy to find and reuse for initiatives such as data exchange between customers and suppliers or developing marketing and sales programs and collateral.

Agile Requirements Management.    Agile Requirements Management facilitates the requirements management and product planning processes by linking customers, sales, marketing, engineering, and manufacturing more closely, and providing a single, unified environment to capture and manage product requirements and data. Agile Requirements Management helps companies ensure that the actual product meets the specifications of the original product plan.

Agile Configuration Management.    Agile Configuration Management extends core configuration management capabilities by providing configuration control linked to serial numbers that is integrated with the change identification and management process. Agile Configuration Management enables manufacturers of complex, heavily regulated or highly customizable products, such as Aerospace & Defense suppliers, to ensure that the product delivered meets the customer’s exact specifications. It also ensures that each unique configuration can be tracked and identified.

Agile Maintenance Repair & Overhaul.    Agile Maintenance Repair and Overhaul enables manufacturers to plan and execute maintenance, repair and overhaul activities, providing an electronic audit trail between the “as-delivered” product and the current in-service configuration. Fully integrated with Agile PLM solutions, Agile Maintenance Repair & Overhaul links change activities and facilitates feedback between engineering, production, sales/marketing and field service personnel.

Agile Engineering Collaboration.    Agile Engineering Collaboration manages the complex design databases created by mechanical CAD, electronic CAD and design automation, software configuration management, and document authoring tools within the context of the Product Record ensuring that the correct version of the product design is being used at all times across the organization. Moreover, rich product information is made available to people outside of engineering through easy-to-use visualization and collaboration tools eliminating the need for paper drawings and documentation.

The Agile PLM Platform

Agile currently offers products based on two technology platforms. The latest version of the Agile PLM platform (upon which the recently released Agile 9 product suite operates) includes the element described below. Agile PLM e5.1 (formerly Eigner PLM) has a separate but similar set of platform features. Going forward, we intend to migrate the product families onto a common platform.

Agile User Interface Framework.    The Agile UI Framework leverages configurable, prepackaged portlets to deliver content or services within customer portals. Portlets expose key services and user interface components in the Agile PLM platform as standard services that can be embedded seamlessly into a corporate or exchange portal. These portlets comply with industry standards and are certified with leading portal technologies, including IBM Websphere, to enable ‘plug and play’ integration.

Agile Integration Framework.    The Agile Integration Framework provides a comprehensive set of capabilities to enable integration between Agile PLM applications and other applications including MRP, ERP, CRM and internally developed business systems. Leveraging Internet standards such as XML and messaging as the primary vehicle for system-to-system communication enables rapid deployment of integrations and also reduces the overhead associated with ongoing maintenance. Standard adapters for systems such as SAP and J.D. Edwards are available and with partners offering several of their own system adaptors.

Agile Analytics Framework.    Agile Analytics Framework provides a single point of access for all reporting functionality, including ad-hoc querying of the product record. Users can generate new reports from within Agile PLM without requiring a separate reporting application. Agile roles and discovery privileges enforce robust access control and data security.

Agile Content Framework.    The Agile Content Framework links the product record in real-time to component information dispersed throughout the supply chain enabling evaluation and consolidation of manufacturer, enterprise and supplier information obtained from dispersed sources for optimal decision making throughout the product lifecycle. Component, Bill of Material and Approved Manufacturer / Vendor List data can be analyzed, cleansed, and mapped to consolidate product information coming from multiple sources like component catalogs into a usable asset for the engineering and sourcing organizations.

Agile Common Services.    Agile PLM solutions are built on a common services oriented architecture (Agile Common Services), which offers tremendous flexibility and ease of administration. The use of common services minimizes configuration and maintenance and provides consistency across applications. Key components of the services architecture are electronic workflow, event subscription and notification, directory service integration (e.g., LDAP), advanced document handling, full text search, advanced security, and support for global localization requirements.

The Agile Strategy

Key elements in our strategy for achieving success are:

Focus on Customer Success—Our top objective is to have 100% of our customers successfully implement and receive measurable financial benefits and operating improvements from their Agile PLM solutions. According to study by AMR Research, Inc., an independent research company, in fiscal 2003, our clients had the highest level of satisfaction in terms of product performance and capabilities, sales experience, and service and support provided during the implementation and upgrading.

Solutions Focused—We are focused on helping companies improve the efficiency of their product operations by providing targeted solutions, with built in best practices. Rather than providing just technology—we focus on delivering solutions that measurably improve our customers’ product operations and, as a result, their financial performance.

Rapid Time To Benefit—our research and development activities and implementation methodologies are specifically aimed at creating solutions that can be rapidly deployed by our customers in even the largest and most complex situations. Many of our customers have implemented our software solutions in 90 to 120 days.

Guaranteed Business Results—Under this unique program, purchases by our customers of our software solutions are tied to results. Customers demand low risk, high impact, and cost effective solutions. The Guaranteed Business Results program allows customers to mitigate project risk by tying purchases of our software licenses to the achievement of previously agreed business results that are base on measurable metrics. This program demonstrates our commitment to solving our customer’s critical business problems by sharing risks and aligning our interests.

Focused Acquisition—We have and expect to continue to more rapidly expand our product footprint and our customer base through acquisition of companies and complementary technologies. Consistent with this strategy, we have acquired four companies or businesses as described in more detail elsewhere in this annual report.

Customers

To date, we have licensed our products to nearly 1,200 customers. No customer accounted for more than ten percent of our total revenues for fiscal 2004, 2003, or 2002.

We target our sales efforts to customers in four market categories:

•	Electronics & High Technology. This category includes companies in the following businesses: computers and peripherals; consumer electronics; networking and telecommunications equipment; semiconductor equipment; and contract manufacturing services.

•	Industrial Products. This category includes companies in the following businesses: automotive supply chain; aerospace and defense; and machinery and heavy equipment.

•	Life Sciences. This category includes companies in the following businesses: biotechnology; pharmaceutical; and medical devices.

•	Others. This category includes companies in the following businesses: consumer packaged goods and products; apparel; and software.

The following is a representative list of current customers in our targeted market categories:

Electronics & High Technology	Industrial Products

Brocade Communications System

Celestica, Inc.

Dell Computer Products

Flextronics International

Foxconn (Hon Hai Precision Industry)

Hitachi Corporation

Jabil Circuit, Inc.

Lucent Technologies

Matsushita Electric Industrial

Microsoft Xbox

NEC Corporation

Network Appliance

Qualcomm Corporation

Quanta Computers

Sanmina-SCI Systems

Siemens

Solectron Corporation

TiVo

ViaSat, Inc.

Alps Automotive, Inc.

Ballard Power Systems

Ball Aerospace & Technologies Corp

BE Aerospace Business Jet Division

Boeing Service Company

Dana Corporation

ESCO, Inc.

Harley Davidson/Buell Motorcycle Corporation Hartzell Propeller

Heidenhain

Intertechnique

Keiper

Lockheed Martin Missile and Fire Control

Magna Steyr

Metaldyne, Inc.

Saturn Electronics and Engineering, Inc.

Siemens A&D

ZF

Life Sciences	Others
Draeger Medical AG and Co GE Medical Systems GlaxoSmithKline Plc. Hill-Rom Company, Inc. Hologic, Inc. Invitrogen Corporation Johnson & Johnson Medtronic, Inc.	Chantelle ETA International Paper—Evergreen Packaging LeapFrog Enterprises National Weather Service Playtex, Inc. Rock-Tenn Alliance Group

Sales and Marketing

We market and sell our products primarily through our direct sales force. Our sales force is based at our headquarters in San Jose, California, and at regional and local sales offices in the United States. Internationally, we maintain sales offices in Austria, Germany, Japan, Taiwan, Switzerland and the United Kingdom. We also complement our direct sales force through additional distribution channels, including non-exclusive distributors, systems integrators and consulting partners.

To support our direct sales efforts and to actively promote our Agile brand, we engage in a variety of marketing activities. These include co-marketing strategies with our existing business partners, targeting additional strategic relationships, managing and maintaining our web site content, advertising in industry and other publications, conducting public relations campaigns and establishing and maintaining relationships with recognized industry analysts. We also actively participate in trade shows and host Agility, our annual user conference.

An element of our sales strategy is to establish marketing alliances to promote sales and marketing of our products, as well as to increase product interoperability. We also pursue services alliances with consulting and integration firms to implement our software, provide customer support services, create customized customer presentations and demonstrations and endorse our products during the evaluation stage of the sales cycle. We currently have relationships with Deloitte Consulting, PRTM, BearingPoint, Hewlett Packard, Domain Systems, Inc., Sierra Atlantic and Strategic Information Group, Inc. for the implementation of our solutions.

Customer Care

Customer Care is a collection of services where we offer assistance in planning, managing, implementing and supporting our solutions, as well as helping ensure the long-term success of our customer relationships. The services that we offer include solution delivery, customer support, and training.

Solution Delivery.    We offer services, on a time and materials or fixed price basis, to assist in implementation planning, product installation, implementation assistance, legacy data loading and effectiveness audits. To facilitate and enhance the integration of our products, we have both developed internal capabilities and expertise and entered into alliances to enable integration of our products with existing design, manufacturing, finance and supply chain systems. This approach allows us to focus on our core competencies and leverage our partners’ domain knowledge, which helps reduce time to market, both for our customers and us.

Customer Support.    We believe that responsive technical support is a requirement for our continued growth. We provide technical support and unspecified product upgrades on a when-and-if available basis through our annual maintenance program. Customers generally purchase the first year of maintenance and support at the time they initially license one of our products. After the initial term of the license is complete, the customer may renew support, generally for a term of one year. Customer support is offered by telephone, email and fax and we also offer an Internet-based support that features frequently asked questions, technical alerts, product upgrades and updates, problem reporting and analysis, and self-help through our on-line knowledge base. In addition, in some cases our consulting and implementation partners provide customer support and maintenance.

Training.    We offer a variety of classes and related materials to train our customers on system administration, upgrades and new releases. These classes are also available as part of our Train the Trainer program. Training classes are offered at our headquarters in San Jose, California, at our development center in Karlsruhe, Germany, at customer sites, and at other locations. To improve access to our explanatory materials, we offer on-line documentation contained on the compact discs for our products and from our web site for all our products. We also offer on-line help for the majority of our products. Customers can purchase additional documentation via our web site.

Product Development

Our product development objectives are to:

•	Develop innovative solutions focused on the streamlining the flow of information and work processes across product operations of the extended manufacturing enterprise and supply chain;

•	Develop solutions that are easy to use, implement, maintain, and upgrade and that focus on delivering the highest return on investment to our customers; and

•	Utilize industry and technology standards where appropriate.

Our software development staff is divided into teams consisting of software engineers, architects, software quality assurance engineers, technical writers, and product and program managers. Working closely with our marketing department, we determine product functionality based upon market requirements, customer feedback, technical support and business consulting. We also try to incorporate standard technologies where possible to minimize research and development costs and ensure interoperability with other business solutions employed by our customers.

In January 2004, we formally released Agile PLM 9 for general availability to our customers. The major enhancements provided by this release focused on:

•	Increasing the scalability of the product line through utilization of web technologies such as J2EE, commercial application server support, web services and XML;

•	Integrating components acquired over the previous year including technology acquired from ProductFactory, Eigner, oneRev and Tradec; and

•	Introducing new solutions to expand the solution footprint including the Agile Analytics Framework, Agile Integration Framework, Agile Product Governance & Compliance, Agile Product Portfolio Management, and Engineering Collaboration CAD Connectors. Additionally, several hundred enhancements were made to the core product modules.

In April 2004, we introduced Agile PLM e5.1 (formerly Eigner PLM) with the following major enhancements:

•	Support for the latest releases of technology components such as Oracle RDBMS;

•	Alignment of the product under the Agile brand;

•	Integration with Agile Product Portfolio Management; and

•	Enablement of web-based view, redline and markup.

We maintain global development operations and have development centers in San Jose, California, Karlsruhe, Germany, Bangalore, India, and Suzhou, China.

Product Technology and Architecture

Our PLM software is supported by a scalable technology platform that ensures that the applications are scalable, reliable and extensible. The n-tier, standards-based architecture of the Agile platform uses technologies such as J2EE, XML and commercial components to manage the product record across Agile’s solutions, and integrates that information with other applications within the customer enterprise. The result is a cost-effective, easy to maintain enterprise business application suite that minimizes the need for complex custom or in-house software development. Key features of our technology platform include:

•	Support for commercial component technologies including Oracle RDBMS and Oracle Application Server, BEA WebLogic Application Server, and IBM Websphere Portal Server;

•	End user client access via HTML through Microsoft Internet Explorer or Netscape Navigator, a Java client or a Windows client;

•	Integration with other systems of record in use by manufacturing enterprises such as MRP, ERP, and CRM as well as custom and internally developed business applications. Common commercial solutions that can be integrated with Agile PLM include SAP, Oracle Applications, J.D. Edwards, and Peoplesoft.

In addition, many of the Agile solutions are enabled for both single-byte and double-byte localization, and have been localized for English, Chinese, Japanese and German languages. We intend to provide localization for additional languages as market needs dictate.

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

Competition

The market for PLM solutions is relatively new, fragmented, rapidly changing and consolidating, and becoming increasingly competitive. We expect competition to persist and intensify, which could result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered.

Principally we compete with the following:

•	In-house and out-sourced custom development efforts by potential customers;

•	Vendors of engineering information management software, such as Dassault Systems S.A., UGS, MatrixOne, Inc., and Parametric Technology Corporation;

•	Vendors offering related enterprise software (e.g. ERP) who seek to extend the functionality of their products, such as Oracle Corporation and SAP;

•	Niche and new-to-the market vendors that provide partial PLM solutions such as IDE and Arena Systems; and

•	Vendors that are focused in regional markets.

We believe our solutions are differentiated from our competitors for the following reasons:

•	Our research and development and marketing resources are focused on delivering PLM solutions that solve very specific business problems for our customers in the industries we serve;

•	Our sales and services organizations are focused on achieving customer success and rapid time-to-benefit when using our solutions; and

•	We provide cost-effective solutions that are easy to sell, implement, and maintain by our customers over the lifetime of deployment.

We believe that our ability to compete depends on many factors both within and beyond our control, including:

•	The performance, functionality, price, reliability and speed of implementation of our solutions;

•	The timing and market acceptance of new products and product enhancements to our solutions;

•	The quality of our customer service; and

•	The effectiveness of our sales and marketing efforts.

Proprietary Rights

Our success and ability to compete depend upon our proprietary technology. We rely on patent, copyright, trade secret and trademark law to protect our proprietary information. As of June 30, 2004, we had one issued patent and 26 patent applications pending in the United States. In certain cases we have filed corresponding patent applications in other jurisdiction. We also typically enter into agreements with our employees, consultants and customers to control their access to and distribution of our software, documentation and other proprietary information. Nevertheless, a third party could copy or otherwise obtain our software or other proprietary information without authorization, or could develop software competitive to ours. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around patents that may be issued to us or our other intellectual property. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States of America, and we expect that it will become more difficult to monitor the use of our products if we increase our international presence.

We utilize third-party technology that is integrated with our products. Some of these products are re-sold directly by Agile or may be procured directly from the third party. We attempt to negotiate favorable contracts and obtain product infringement indemnification protection in contracts when we integrate third-party products and technology into our products. Third-party software may not continue to be available on commercially reasonable terms. If we cannot maintain licenses to this third-party software at an acceptable cost, shipments of our products could be delayed until equivalent software could be developed or licensed and integrated into our products. We do not believe that our business could be considered to be substantially dependent on any one of these license agreements, and none of these licenses are responsible for a significant amount of our revenues.

There has been a substantial amount of litigation in the software industry regarding intellectual property rights. It is possible that, in the future, third parties may claim that we, or our current or potential future products, infringe their intellectual property rights. We expect that software product developers and providers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of PLM products begins to overlap with other software applications. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. If our products were found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements in order to continue to be able to sell our products. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

Employees

As of April 30, 2004, we had a total of 527 employees. Of this total, 194 were in engineering, 143 were in sales and marketing, 132 were in professional services, including technical support and customer training, and 58 were in IT, finance and administration. We also retain independent contractors to support activities such as our professional services and product development. None of our employees are represented by a collective bargaining unit, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

Available Information

We make available, free of charge, by link from our website at www.agile.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after we have electronically filed or furnished such materials to the Securities and Exchange Commission. Information contained on our website is not part of this report. In addition, our filings with the Securities and Exchange Commission maybe accessed through the Securities and Exchange Commission’s EDGAR system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

ITEM 2.    PROPERTIES

Our headquarters are currently located in an 82,000 square foot facility in San Jose, California under a lease that expires in 2009. We lease offices for sales and service personnel in various locations in the United States of America as well as in Salzburg, Austria, Braknell, United Kingdom, Tokyo, Japan, Taipei, Taiwan and various locations in Germany. We also lease office space for our development centers in Bangalore, India, Suzhou, China and Karlsruhe, Germany. We own land (approximately 16,600 square feet) and an office building (approximately 5,400 square feet) for sales and service personnel in Egerkingen, Switzerland.

We believe our current facilities will be adequate to meet our needs for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

On or around October 25, 2001, a class action lawsuit was filed in the Southern District of New York against Agile Software Corporation, Bryan D. Stolle and Thomas P. Shanahan (collectively the “Agile Defendants”) and several investment-banking firms that served as underwriters of our initial public offering and secondary offering. The case is now captioned In re Agile Software, Inc. Initial Public Offering Securities Litigation, 01 CIV 9413 (SAS), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). The operative amended complaint is brought purportedly on behalf of all persons who purchased our Common Stock from August 19, 1999 through December 6, 2000. It alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

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

We are also subject to various other claims and legal actions arising in the ordinary course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, we do not believe that the ultimate disposition of these matters will have a material effect on our business, financial condition or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is traded on the NASDAQ National Market under the symbol “AGIL.” The price range per share reflected in the table below represents the high and low closing sales prices for our stock for the periods set forth, as reported by the NASDAQ National Market.

	High	Low
Fiscal 2004:
Quarter Ended April 30, 2004	$10.82	$7.55
Quarter Ended January 31, 2004	$12.19	$9.21
Quarter Ended October 31, 2003	$11.30	$8.18
Quarter Ended July 31, 2003	$10.55	$6.40

Fiscal 2003:
Quarter Ended April 30, 2003	$7.60	$5.88
Quarter Ended January 31, 2003	$9.14	$6.15
Quarter Ended October 31, 2002	$7.47	$5.11
Quarter Ended July 31, 2002	$8.60	$5.41

At June 30, 2004, we had 210 stockholders of record. The number of beneficial stockholders of our shares is greater than the number of stockholders of record. The last reported sale price of our Common Stock on June 30, 2004 was $8.75. Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends.

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2004.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

	Fiscal Year Ended April 30,
	2004	2003	2002	2001	2000
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues:
License	$36,293	$30,699	$45,141	$64,978	$21,463
Service	60,012	39,810	32,630	22,081	10,735

Total revenues	96,305	70,509	77,771	87,059	32,198

Cost of revenues:
License	3,694	2,790	3,107	3,830	1,451
Service	28,993	18,151	13,921	11,861	6,228
Stock compensation (recovery)	240	37	(47)	663	562
Acquisition-related compensation	595	—	—	—	—
Amortization of intangible assets	709	—	—	—	—

Total cost of revenues	34,231	20,978	16,981	16,354	8,241

Gross margin	62,074	49,531	60,790	70,705	23,957

Operating expenses:
Sales and marketing:
Other sales and marketing	38,302	41,840	56,318	61,951	26,657
Stock compensation	3,158	2,227	220	7,294	5,820
Research and development:
Other research and development	23,147	26,357	33,491	26,451	9,411
Stock compensation (recovery)	206	232	(189)	4,346	3,281
General and administrative:
Other general and administrative	8,954	6,927	7,386	6,255	3,411
Stock compensation	678	136	298	3,749	2,182
Acquisition-related compensation	1,091	—	—	—	—
Amortization of intangible assets	2,092	—	756	35,974	14,911
Acquired in-process research and development	500	400	—	—	1,300
Restructuring and other charges	9,201	7,836	6,257	—	—
Merger-related expenses (benefit)	—	—	(835)	4,985	—
Impairment of goodwill and other intangible assets	—	—	—	55,224	—

Total operating expenses	87,329	85,955	103,702	206,229	66,973

Loss from operations	(25,255)	(36,424)	(42,912)	(135,524)	(43,016)

Other income (expense):
Interest and other income, net	3,093	4,900	10,158	18,749	7,823
Loss from foreign currency translation	(639)	—	—	—	—
Impairment of investments	—	(3,673)	(1,446)	(8,561)	—

Loss before provision for income taxes	(22,801)	(35,197)	(34,200)	(125,336)	(35,193)
Provision for income taxes	1,294	934	343	—	—

Net loss	$(24,095)	$(36,131)	$(34,543)	$(125,336)	$(35,193)

Net loss per share:
Basic and diluted	$(0.48)	$(0.75)	$(0.73)	$(2.74)	$(1.14)

Weighted average shares	50,191	48,495	47,451	45,703	30,967

	As of April 30,
	2004	2003	2002	2001	2000
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$238,221	$256,967	$285,549	$300,525	$299,875
Working capital	149,801	243,181	267,706	293,705	294,251
Total assets	314,637	290,950	319,064	355,191	430,801
Long-term obligations	5,382	—	—	—	1,015
Stockholders’ equity	261,494	256,246	286,631	313,640	412,646

ITEM 7.    MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This annual report includes forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended). Such statements are based upon current expectations that involve risks and uncertainties, and we undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this report. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ materially from those reflected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the Risk Factors section included below in this Annual Report on Form 10-K. The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Our fiscal year ends on April 30 of each year.

Business Overview

We develop and sell an integrated suite of product lifecycle management (“PLM”) software products and offer related business consulting and implementation services. Substantially all of our revenues are derived from the license of software products under software license agreements and from the delivery of associated professional and maintenance services. Our solutions enable our customers to accelerate their time-to-market and revenue, reduce costs, improve product quality, ensure regulatory compliance and drive innovation throughout the product lifecycle.

We believe that understanding the following key developments is helpful to an understanding of our operating results for fiscal 2004.

Increased Product Breadth

We sold our first PLM product in 1996. At that time, our offering consisted of a single product. Over time, we have added features and functionality to our existing products as well as new products, both through internal development and acquisition. In January 2004, we began shipping Agile 9, our most comprehensive PLM product offering to date. Agile 9 provides extensive new features and capabilities, as well as an enterprise technology platform providing customers a broader, deeper PLM solution. As of April 30, 2004, we have licensed products to nearly 1,200 companies worldwide.

Expanded Industry Focus

We were initially focused on solutions targeted principally for customers operating in the electronics and high technology and, to a lesser extent, medical device industries. As we have grown our business and expanded our product suite, we have also expanded our industry focus. While the electronics and high technology industry still represent the single largest industry for us, we now have significant customers in all of the following industries:

•	Electronics and high technology;

•	Industrial products;

•	Life sciences; and

•	Others.

Improved Geographic Balance

We have made significant strides toward growing our international business and reducing our operating expenses by establishing our offshore development centers:

•	Revenues. For fiscal 2004, revenues from customers located outside of North America represented 37% of total revenues, which compares to 25% for fiscal 2003 and 14% for fiscal 2002. While we expect this mix to vary from period to period, we will continue to seek to derive revenues from customers in North America as well as internationally, in order to achieve a reasonably balanced geographic distribution of revenues in future periods.

•	Product Development. In addition to our development activities in San Jose, we established development centers in India and China in fiscal 2003 and, as a result of our acquisition of Eigner US Inc. in fiscal 2004 (as discussed below), we now have a development center in Germany.

Acquisitions

Our strategy has been, and continues to be, to expand our business both organically and through acquisitions of complementary products, technologies and companies. We have made the following acquisitions since December 2002:

•	oneRev, Inc., acquired in December 2002;

•	ProductFactory, Inc., acquired in March 2003;

•	Eigner US Inc., acquired in August 2003; and

•	TRADEC, Inc., acquired in September 2003.

Through the acquisition of ProductFactory, Inc. we acquired what is now our Product Portfolio Management product. Through the acquisition of Eigner we acquired what is now our Product Catalog, Requirements Management, Configuration Management, Engineering Collaboration and Maintenance, Repair and Overhaul products. Eigner also provided us with a stronger presence in the automotive supply chain, industrial equipment, aerospace and defense industries, as well as in certain geographic markets such as the Central European region. The acquisition of oneRev, Inc. and TRADEC, Inc. provided additional functionality to our existing products as well as new customers. The results of all of these acquisitions are included in our statements of operations beginning as of the respective acquisition date.

Restructurings

We have taken a number of actions to reduce our expenses to better align our operations and cost structure with current and anticipated market conditions, as follows:

•	During the fourth quarter of fiscal 2002, we recorded restructuring and other charges of $6.3 million, primarily related to the reduction of 75 employees, the consolidation of excess facilities, the impairment of certain non-refundable prepaid license fees, and the abandonment of certain property and equipment;

•	Throughout the first half of fiscal 2003, we continued to evaluate the economic conditions and initiated a further restructuring of our operations. During the second quarter of fiscal 2003, we recorded restructuring and other charges of $7.8 million, primarily related to the consolidation of additional excess facilities, the abandonment of additional property and equipment and the further impairment of certain non-refundable prepaid license fees;

•	During the second quarter of fiscal 2004, in connection with our move to our new headquarters in San Jose, California, we recorded restructuring and other charges of $7.5 million, primarily related our outstanding lease commitments for properties that we vacated in September 2003 and the abandonment of certain long-lived assets;

•	During the second quarter of fiscal 2004, in connection with our acquisition of Eigner, we recorded additional restructuring and other charges of $1.7 million primarily related to a reduction of 33 employees, to eliminate duplicative activities and reduce the cost structure of the combined company (see “Note 8 Restructuring and Other Charges” to our consolidated financial statements); and

•	Also during the first quarter of fiscal 2005, we terminated approximately 77 employees, consolidated our facility in Tokyo, Japan and consolidated our Chinese development centers by closing our development center in Hong Kong, China, with the projected restructuring and other charges ranging from $2.0 to $3.0 million (See “Note 14—Subsequent Event” to our consolidated financial statements).

Overview of Our Results

We derive revenues from the license of software products under software license agreements and from the delivery of associated professional and maintenance services. Our license revenues are comprised of fees charged for the use of our products licensed under perpetual or term-based arrangements. Our service revenue are comprised of fees charged for implementation services and fees charged for post-contract customer support (i.e., technical support and product updates). Our implementation services are typically provided over a period of three to six months subsequent to the signing of a software license arrangement. Post-contract customer support is generally purchased at the time of initial license purchase, and renewed annually thereafter. Post-contract customer support revenue is recognized ratably over the support period, generally 12 months.

Throughout fiscal 2004, 2003 and 2002, the primary factor that has impacted our operations and financial performance has been weak demand for enterprise software resulting from the continuing weakness of the global and U.S. economies. Weak economic conditions persisted through most of fiscal 2004, but beginning in fourth quarter of fiscal 2004, we began to see early evidence of strengthening demand for our products. While it is still too early to determine if this slow improvement in demand will continue, we believe that demand may be stabilizing and may be showing signs of returning to positive growth later in the fiscal year.

Although our operations and financial performance were directly and adversely impacted by the economic factors described above, and despite the difficult economic challenges we faced during fiscal 2004, we were able to achieve the following results:

•	We recorded record fiscal year total revenues of $96.3 million, a 37% increase from total revenues of $70.5 million in fiscal 2003, and a 24% increase from total revenues of $77.8 million in fiscal 2002. Our record revenues were achieved on the strength of a modest improvement in our license revenue and a significant in service revenue.

•	Our net loss for fiscal year 2004 was $24.1 million, a 33% decrease from net loss of $36.1 million in fiscal 2003, and a 30% decrease from net loss of $34.5 million in fiscal 2002.

•	We maintained cash and investments balance as of April 30, 2004 of $238.2 million.

•	We completed our integration of Eigner operationally across all functional areas, and several of our customers have begun to implement integrated Agile/Eigner solutions.

•	In January 2004, we delivered our most comprehensive product release to-date, Agile 9. This product release provides extensive new features and capabilities, as well as an enterprise technology platform providing customers a broader, deeper PLM solution.

Use of Estimates and Critical Accounting Policies

We have prepared our consolidated financial statements in accordance with accounting principals generally accepted in the United States of America. In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our reported revenues, loss from operations, and net loss, as well as on the value of certain assets and liabilities on our balance sheet. These estimates, assumptions and judgments about future events and their effects on our results cannot be determined with certainty, and are made based upon our historical experience and on other assumptions that are believed to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. The discussion and analysis of our financial condition and results of operations are based upon these statements. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition, allowance for doubtful accounts and sales returns, investments, prepaid software license fees, restructuring reserves, stock options and warrants, and business combinations and acquired intangible assets, which are described below. In addition, please refer to Note 1 of our consolidated financial statements for further discussion of our significant accounting policies.

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

In addition to the estimates and assumptions that we use to prepare our historical financial statements, we monitor our sales pipeline in order to estimate the timing and amount of future revenues. If we are unable to properly estimate the timing and amount of revenues, our future operations could be significantly impacted. Our sales pipeline may not consistently result in revenues in a particular period, as the data upon which the assumptions and estimates made by us may change. For example, the recent economic slowdown discussed above resulted in reduced information technology spending that caused customers to delay purchasing decisions during fiscal years 2002, 2003 and to some extent into fiscal 2004. In addition, it has remained more difficult and continues to take longer to close contracts with customers, the size of the transactions continues to be smaller than in previous years prior to the economic slowdown, and many of our license contracts are signed in the last weeks of the quarter, making it difficult for us to forecast revenues for the quarter. These factors have resulted in difficulty adjusting spending to respond to variations in revenue growth during the quarter, all of which has adversely affected our business, financial condition and results of operations.

Revenue Recognition

We recognize our software license revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Software Revenue Recognition with Respect to Certain Arrangements.” We recognize license revenues when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the related receivables is reasonably assured, delivery of the product has occurred and the customer has accepted the product (including the expiration of any acceptance period set forth in the contract) if the terms of the contract include an acceptance requirement. In the event that we grant a customer the right to specified upgrades and vendor-specific objective evidence of fair value exists for such upgrades, we defer license revenue in an amount equal to this fair value until we have delivered the specified upgrade. If vendor-specific objective evidence of fair value does not exist, then we defer recognition of the entire license fee until we deliver the specified upgrade. If professional services are essential to the functionality of the other elements of the arrangement, we defer recognition of revenue until we have satisfied our professional services obligations. To date, professional services have not been essential to the functionality of the other elements, and thus have been accounted for separately.

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

When our software licenses contain multiple elements, we allocate revenue to each element based on the relative fair values of the elements. Multiple-element arrangements generally include post-contract support (PCS or maintenance), software products, and in some cases, other professional services. Revenue from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as PCS, based on the relative fair values of the elements specific to us, and we must analyze each license arrangement carefully to ensure that all of the individual elements have been identified, along with the fair value of each element. Our determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence, which is generally determined by sales of the individual element to third parties or by reference to a renewal rate specified in the related arrangement.

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

Revenues from professional services consist of training and implementation services. Training revenues are recognized as the services are performed. Professional services are not considered essential to the functionality of the other elements of the arrangement and are accounted for as a separate element. Professional services are recognized as the services are performed for time and materials contracts or upon achievement of milestones on fixed-price contracts. A provision for estimated losses on fixed-price professional services contracts is recognized in the period in which the loss becomes known.

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

Allowance for Doubtful Accounts and Sales Returns

We maintain an allowance for doubtful accounts to reduce amounts to their estimated realizable value. A considerable amount of judgment is required when we assess the realization of accounts receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required. We initially record a provision for doubtful accounts based on our historical experience, and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, we consider (i) the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable, such as whether it derives from license, professional services or maintenance revenue; (iv) our historical provision for doubtful accounts; (v) the credit worthiness of the customer; and (vi) the economic conditions of the customers industry as well as general economic conditions, among other factors.

Should any of these factors change, the estimates that we make may also change, which could impact our future provision for doubtful accounts. For example, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts could be required.

Our license agreements do not offer our customers the unilateral right to terminate or cancel the contract and receive a cash refund. In addition, the terms of our license agreements do not offer customers price protection. However, we provide for sales returns reserve based upon estimates of potential future credits related to current period revenues. We analyze historical credits, current economic trends, average deal size, changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve. Revenue for the period is reduced to reflect the provision of our reserve for sales returns.

Stock Options

In connection with certain employee restricted Common Stock and stock option grants, we have recorded unearned stock compensation totaling $39.4 million through April 30, 2004, which represents an increase of $3.4 million over the balance as of April 30, 2003 due to options granted with exercise price below fair market value and restricted common stock granted to our employees. At April 30, 2004, the unamortized balance of the unearned stock compensation was $1.1 million. Unearned stock compensation, a component of stockholders’ equity, represents the fair value of the unvested portion of restricted Common Stock and the difference between the exercise price of the option and the fair value of our Common Stock on the date of grant. Unearned stock compensation is amortized through charges to operations over the vesting period of the options, which is generally five years, using the accelerated method of amortization as described in Financial Accounting Standards Board Interpretation (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans.” Stock compensation expense, less recoveries, for employees and consultants was $4.3 million, $2.6 million and $282,000 for fiscal 2004, 2003 and 2002, respectively.

Stock compensation expense related to stock options granted to non-employees is recognized as earned, over the applicable vesting period of the options, using the accelerated method of amortization prescribed by FIN 28. At each reporting date, we recalculate the value of the stock option using the Black-Scholes option pricing model and record changes in fair value for the unvested portion of the option. As a result, the stock compensation expense fluctuates with the movement in the fair market value of our Common Stock. Amortization of stock compensation for non-employees was $207,000, $892,000 and $760,000 for fiscal 2004, 2003 and 2002, respectively.

Business Combinations and Acquired Intangible Assets

We account for our purchases of acquired companies in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and account for the related acquired intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 141, we allocate the cost of the acquired companies to the identifiable tangible and intangible assets acquired and liabilities assumed, with the remaining amount being classified as goodwill. Certain intangible assets, such as “developed technologies,” are amortized to expense over time, while in-process research and development costs (“IPR&D”), if any, are immediately expensed in the period the acquisition is completed. Identifiable intangible assets are currently amortized over a weighted-average of one to three years using the straight-line method.

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

Accounting for income taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax expense in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance for the entire portion of the net operating losses related to the income tax benefits arising from the exercise of employees’ stock options. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance as well.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total revenues.

	Fiscal Year Ended April 30,
	2004	2003	2002
Revenues:
License	38%	44%	58%
Service	62	56	42

Total revenues	100	100	100

Cost of revenues:
License	4	4	4
Service	30	26	18
Stock compensation	—	—	—
Acquisition-related compensation	1	—	—
Amortization of intangible assets	1	—	—

Total cost of revenues	36	30	22

Gross margin	64	70	78

Operating expenses:
Sales and marketing:
Other sales and marketing	40	59	72
Stock compensation	3	3	—
Research and development:
Other research and development	24	37	43
Stock compensation	—	1	—
General and administrative:
Other general and administrative	9	10	9
Stock compensation	1	—	—
Acquisition-related compensation	1	—	—
Amortization of intangible assets	2	—	1
Acquired in-process research and development	—	1	—
Restructuring and other charges	10	11	8
Merger-related benefit	—	—	(1)

Total operating expenses	90	122	132

Loss from operations	(26)	(52)	(54)
Other income (expense):
Interest and other income, net	3	7	13
Loss from foreign currency translation	(1)	—	—
Impairment of investments	—	(5)	(2)

Loss before provision for income taxes	(24)	(50)	(43)
Provision for income taxes	1	1	1

Net loss	(25)%	(51)%	(44)%

Comparison of Fiscal Years Ended April 30, 2004, 2003 and 2002

Revenues

Total revenues increased by 37% from fiscal 2003 to fiscal 2004. This increase was primarily attributable to increases in both license and service revenue as the result of our acquisition of Eigner as well as the growth from our new products to existing and new customers in North America.

Total revenues from fiscal 2002 to fiscal 2003 decreased by 9% as the result of the weak economic condition and reduced information technology spending, which affected our license revenue during fiscal 2003. The decease in license revenue is offset slightly by the increase in service revenue, mainly due to our success in renewing our maintenance contracts with our customers across the region.

Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future. Our products have an unpredictable sales cycle. The timing of large orders, which continue to account for a significant percentage of our total license revenues, remains unpredictable as a result of the overall economic conditions and cautious capital spending by businesses. During fiscal 2004, 2003 and 2002, no one customer accounted for more than 10% of total revenues.

Our revenues by geographic region for fiscal 2004, 2003 and 2002 are as follows:

	Fiscal 2004	% Change	Fiscal 2003	% Change	Fiscal 2002
	(in thousands, except percentages)
North America	$60,327	14%	$52,742	(22)%	$67,226
Asia-Pacific	11,811	3	11,460	88	6,107
Europe	24,167	283	6,307	42	4,438

Total revenues	$96,305	37	$70,509	(9)	$77,771

During fiscal 2004, 2003 and 2002, revenues from customers located outside of North America were approximately 37%, 25% and 14% of total revenues, respectively. During fiscal 2004 as well as 2002, revenues from customers located outside of North America were derived primarily from sales to customers in Europe and, to a lesser extent, the Asia-Pacific region. However, during fiscal 2003 our revenues outside of North America were derived primarily from sales to customers in the Asia-Pacific region and, to a lesser extent, Europe. The increase in sales to customers located outside of North America during fiscal 2004 was primarily related to our acquisition of Eigner, whose customer base was largely located in Europe.

License Revenue

	Fiscal 2004	% Change	Fiscal 2003	% Change	Fiscal 2002
	(in thousands, except percentages)
License revenue	$36,293	18%	$30,699	(32)%	$45,141
As a percentage of total revenues	38%		44%		58%

The increase in license revenue in absolute dollars from fiscal 2003 to 2004 was primarily due to the addition of Eigner products and customers mainly in Europe, as well as increases in sales of our newer products in North America. The decrease in license revenue as a percentage of total revenues during fiscal 2004 was primarily due to a more significant increase in service revenue as discussed below.

The decrease in license revenue in absolute dollars and as a percentage of total revenues from fiscal 2002 to 2003 was due to a lower number of license sales transactions, partially offset by a slight increase in our average sales prices. The decrease in the number of license transactions was largely the result of a significant decline in information technology spending caused by the economic slowdown.

Service Revenue

	Fiscal 2004	% Change	Fiscal 2003	% Change	Fiscal 2002
	(in thousands, except percentages)
Professional service	$21,481	124%	$9,585	9%	$8,808
Maintenance	38,531	27	30,225	27	23,822

Total service revenue	$60,012	51%	$39,810	22%	$32,630

As a percentage of total revenues	62%		56%		42%

The increase in service revenue in absolute dollars and as a percentage of total revenues from fiscal 2003 to 2004 was primarily due to our acquisition of Eigner, whose revenue comprised primarily professional service and maintenance revenue in the European region, combined with an increase in our implementation services as we are now selling a more comprehensive solution across all regions. In addition, maintenance revenue increased due to year over year growth of our installed customer base.

The increase in service revenue in absolute dollars from fiscal 2002 to 2003 was primarily due to a larger number of maintenance contract renewals on our larger customer base, and to a lesser extent, due to an increase in our implementation service and training fees during the period. The increase in service revenue as a percentage of total revenues was as a result of our reduced level of license revenue during the period.

Our maintenance revenue depends upon both our software license revenue and renewals of maintenance agreements by our existing customers. Our maintenance revenue has increased on a year-over-year basis in each of fiscal 2004, 2003 and 2002, as a result of both new licenses and a high maintenance renewal rate. Due to the weak economic environment and in many cases significant reductions in personnel at many of our customers, we have experienced reductions in the size of some contract renewals as customers have elected to reduce the number of user licenses for which they are purchasing maintenance. We expect that service revenue will increase or decrease as our license revenue increases or decreases.

Cost of Revenues

Cost of License Revenue

	Fiscal 2004	% Change	Fiscal 2003	% Change	Fiscal 2002
	(in thousands, except percentages)
Cost of license revenue	$3,694	32%	$2,790	(10)%	$3,107
As a percentage of license revenue	10%		9%		7%

Our cost of license revenue includes license fees due to third parties for technology integrated into or sold with our products, and the cost of order fulfillment such as shipping and packaging.

The increase in cost of license revenue in absolute dollars from fiscal 2003 to 2004 was primarily due to our overall increase in license revenue and the sale of more licenses with embedded third-party software, resulting in an increase in license fees paid to third parties on third-party software integrated into our products. The increase in cost of license revenue as a percentage of license revenue was due to a higher component of third party software embedded in our Eigner products.

The decrease in cost of license revenue in absolute dollars from fiscal 2002 to 2003 was due primarily to our overall decrease in license revenue, resulting in a decrease in license fees paid to third parties on third-party software integrated into our products. The increase in cost of license revenue as a percentage of license revenue was due to a higher component of third party software embedded in our products during fiscal 2003.

For fiscal 2005, we expect cost of license revenue in absolute dollars to track with our overall license revenue. We expect cost of license revenue as a percentage of license revenue to either remain comparable to or decrease slightly when compared with our results for fiscal 2004, due to a lower cost of third-party software in our Agile 9 product.

Cost of Service Revenue

	Fiscal 2004	% Change	Fiscal 2003	% Change	Fiscal 2002
	(in thousands, except percentages)
Cost of service	$28,993	60%	$18,151	30%	$13,921
As a percentage of service revenue	48%		46%		43%

Our cost of service revenue includes salaries and related expenses for our implementation, training services, and customer support organizations, the cost of third parties retained to provide implementation service to customers and an allocation of our overhead expenses, including rent, information technology and other overhead expenses. In addition, cost of service revenue includes support fees and upgrade fees paid to third parties for the third-party software integrated into or sold with our products.

The increase in cost of service revenue in absolute dollars from fiscal 2003 to 2004 was primarily related to: (a) $7.9 million in increased personnel-related costs (including compensation and benefits, travel-related expenditures, and facilities and depreciation expense) resulting from an increase in professional service and maintenance organization headcount, primarily due to the addition of the Eigner employees; and (b) $2.7 million in incremental costs associated with third-party service providers that we relied upon to meet increased demand, particularly in regions where we have limited professional service resources. The increase in cost of service revenue as a percentage of service revenue during each period was primarily a result of increased reliance on third-party service providers, which provide lower margins than can be achieved when utilizing internal resources.

The increase in cost of service revenue in absolute dollars and as a percentage of service revenue from fiscal 2002 to 2003 was primarily due to lower utilization per employee, higher costs of third parties contracted to provide implementation service, and to a lesser extent, higher fixed costs necessary to support our increased customer base.

For fiscal 2005, we expect cost of service revenue to increase in absolute dollars but to decrease slightly as a percentage of service revenue when compared with our results for fiscal 2004, due to greater efficiencies in our service organization.

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

As a result of our prior period restructuring efforts, as discussed further under “Restructuring and Other Charges” below, we have realized significant costs savings to our operating expenses during each of the periods presented. Specifically, during fiscal 2004, our aggregate facilities and depreciation expenses decreased $3.2 million, when compared to our facilities and depreciation expenses during fiscal 2003. Significant portions of these costs savings, therefore, are reflected in the sales and marketing, research and development and general and administrative operating expenses through decreased facilities and depreciation expenses.

Sales and Marketing

The following table sets forth a summary of our sales and marketing expenses in absolute dollars and expressed as a percentage of total revenues for fiscal 2004, 2003 and 2002, excluding the stock compensation which is explained separately under “Stock Compensation (Recovery)” below.

	Fiscal 2004	% Change	Fiscal 2003	% Change	Fiscal 2002
	(in thousands, except percentages)
Sales and marketing, excluding stock compensation	$38,302	(8)%	$41,840	(26)%	$56,318
As a percentage of total revenues	40%		59%		72%

In addition to the common recurring expenditures mentioned above, our sales and marketing expenses include expenditures specific to the sales group, such as sales-related commissions and bonuses, and expenditures specific to the marketing group, such as public relations and advertising, trade shows, marketing collateral materials, and customer user group meetings, net of fees assessed, if any, for attendance.

The decrease in sales and marketing expenses, excluding stock compensation, in absolute dollars from fiscal 2003 to 2004 was primarily related to $790,000 decreased in marketing and advertising costs as part of our reduction in direct advertising and corporate marketing programs, $656,000 decreased in personnel-related costs, primarily due to decreases in sales and marketing employee benefits and severances, and $1.8 million decreased in facilities and depreciation expenses.

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

For fiscal 2005, we expect sales and marketing expenses, excluding stock compensation, in absolute dollars to increase or decrease in direct proportion to increases or decreases in our license revenue.

Research and Development

The following table sets forth a summary of our research and development expenses in absolute dollars and expressed as a percentage of total revenues for fiscal 2004, 2003 and 2002, excluding the stock compensation which is explained separately under “Stock Compensation (Recovery)” below.

	Fiscal 2004	% Change	Fiscal 2003	% Change	Fiscal 2002
	(in thousands, except percentages)
Research and development, excluding stock compensation	$23,147	(12)%	$26,357	(21)%	$33,491
As a percentage of total revenues	24%		37%		43%

In addition to the common recurring expenditures mentioned above, our research and development expenses consist of costs associated with the development of new products, enhancements of existing products, and quality assurance procedures. These costs consist primarily of employee salaries, benefits, consulting costs and the cost of software development tools and equipment. To date, all software development costs in research and development have been expensed as incurred.

The decrease in research and development expenses, excluding stock compensation, in absolute dollars and as a percentage of total revenues from fiscal 2003 to 2004 as well as from fiscal 2002 to 2003 was primarily due to lower outside consulting and lower operating costs, including salaries and related expenses, resulting from our continuing shift to new development centers in India and China, as well as $1.5 million in decreases in our headquarter facilities and depreciation expenses.

For fiscal 2005, we expect research and development expenses, excluding stock compensation, in absolute dollars to slightly decrease compared to our results for fiscal 2004 due to our continuing shift of research and development activities to our lower-cost development centers.

General and Administrative

The following table sets forth a summary of our general and administrative expenses in absolute dollars and expressed as a percentage of total revenues for fiscal 2004, 2003 and 2002, excluding the stock compensation which is explained separately under “Stock Compensation (Recovery)” below.

	Fiscal 2004	% Change	Fiscal 2003	% Change	Fiscal 2002
	(in thousands, except percentages)
General and administrative, excluding stock compensation	$8,954	29%	$6,927	(6)%	$7,386
As a percentage of total revenues	9%		10%		9%

In addition to the common recurring expenditures mentioned above, our general and administrative expenses consist primarily of compensation and benefits costs for executive, finance, human resources, legal and administrative personnel, bad debt expense, and other costs associated with being a publicly held company, including SEC and Sarbanes-Oxley compliance, director compensation, and listing fees.

The increase in general and administrative expenses, excluding stock compensation, in absolute dollars from fiscal 2003 to 2004 was primarily related to: (a) $1 million in increased compensation and benefits, resulting from an increase in the number of general and administrative employees, primarily due to the addition of the Eigner employees; (b) $350,000 in increased provisions for doubtful accounts, as a result of an increase in accounts receivable associated with increased revenue; and (c) $540,000 in increased travel and outside consultants related primarily to the integration of the companies acquired during the fiscal year, mainly Eigner.

The decrease in general and administrative expenses, excluding stock compensation, in absolute dollars from fiscal 2002 to 2003 was primarily due to a decrease in IT infrastructure costs, lower bad debt expenses, lower compensation and outside consulting expenses, offset by a slight increase in professional services in response to meeting new and enhanced compliance and regulatory requirements.

For fiscal 2005, we expect general and administrative expenses, excluding stock compensation, to increase in absolute dollars and as a percentage of revenue when compared with our results for fiscal 2004 due to additional costs related to the compliance with new regulatory requirements as prescribed by the Sarbanes-Oxley Act of 2002 as well as new rules implemented by the Securities and Exchange Commission.

Stock Compensation (Recovery)

	Fiscal 2004	% Change	Fiscal 2003	% Change	Fiscal 2002
	(in thousands, except percentages)
Stock compensation (recovery):
Cost of revenues	$240	549%	$37	(179)%	$(47)
Sales and marketing	3,158	42%	2,227	912%	220
Research and development	206	(11)%	232	(223)%	(189)
General and administrative	678	399%	136	(54)%	298

Total stock compensation	$4,282	63%	$2,632	833%	$282
As a percentage of total revenues	4%		4%		—

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

The increase in stock compensation expense in absolute dollars from fiscal 2003 to 2004 was primarily related to: (a) $1.8 million in increased employee-related stock compensation, primarily related to the modification of certain stock option grants to employees we terminated during fiscal 2004; and (b) $507,000 in decreased recoveries recognized from the reversal of accelerated amortization on cancelled options that had been held by terminated employees. These amounts were offset by a decrease of $685,000 in stock compensation recognized on stock options granted to non-employees in prior periods, as the fair value of these stock options has decreased.

Total stock compensation expenses from fiscal 2002 to 2003 include both the amortization of unearned employee stock compensation, and options issued to non-employees. In fiscal 2002, however, the expense was offset by credits associated with the impact of the reversal of accelerated amortization on cancelled options held by terminated employees during fiscal 2002, resulting in an overall lower total stock compensation expense.

As of April 30, 2004, the estimated future amortization expense of unearned stock compensation is as follows (in thousands):

Fiscal Year
2005	$836
2006	228
2007	59
2008	12
2009	4

$1,139

As previously explained, we will be required to remeasure the fair value of stock options granted to non-employees at each reporting period prior to vesting and then finally at the vesting dates of such options. As a result, the estimated future amortization expense may change according to the remeasurement.

Acquisition-Related Compensation

	Fiscal 2004	% Change	Fiscal 2003	% Change	Fiscal 2002
	(in thousands, except percentages)
Acquisition-related compensation:
Cost of revenues	$595	100%	$—	—	$—
Operating expenses	1,091	100%	—	—	—

Total acquisition-related compensation	$1,686	(100)%	$—	—	$—
As a percentage of total revenues	2%		—		—

In connection with our acquisition of Eigner, we agreed to pay approximately $1.7 million in retention bonuses to certain persons who were employees of Eigner at the date of the acquisition and who remained employees of Agile for six months following the acquisition. The retention bonuses are recorded as acquisition-related compensation in the consolidated statements of operations. During fiscal 2004, we recorded $1.7 million of acquisition-related compensation, all of which was paid in February 2004.

Amortization of Intangible Assets

	Fiscal 2004	% Change	Fiscal 2003	% Change	Fiscal 2002
	(in thousands, except percentages)
Amortization of intangible assets:
Cost of revenues	$709	1213%	$54	100%	$—
Operating expenses	2,007	100%	—	(100)%	756

Total amortization of intangible assets	$2,716	4930%	$54	93%	$756
As a percentage of total revenues	3%		—		1%

During fiscal 2003 and 2004 we made selective acquisitions of assets and businesses, including certain intangible assets. Intangible assets consist of developed technologies, customer relationships, and non-compete agreements acquired as part of our acquisitions described above. Intangible assets are subject to amortization and have original estimated weighted-average useful lives ranging from one to four years. No significant residual value is estimated for the intangible assets.

The components of acquired identifiable intangible assets are as follows (in thousands):

	As of April 30, 2004			As of April 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	$2,600	$(720)	$1,880	$1,190	$(110)	$1,080
Customer relationships	4,482	(1,239)	3,243	—	—	—
Non-compete agreements	1,200	(867)	333	—	—	—

	$8,282	$(2,826)	$5,456	$1,190	$(110)	$1,080

As of April 30, 2004, the estimated future amortization expense of acquired intangible assets is as follows (in thousands):

Fiscal Years:
2005	$2,470
2006	2,138
2007	755
2008	93

$5,456

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

Acquired In-Process Research and Development

	Fiscal 2004	% Change	Fiscal 2003	% Change	Fiscal 2002
	(in thousands, except percentages)
Acquired in-process research and development	$500	25%	$400	100%	$—
As a percentage of total revenues	1%		1%		—

In connection with our acquisitions during fiscal 2004 and 2003, we allocated a portion of the purchase price to acquired in-process research and development (“IPR&D”). The amounts allocated to the acquired IPR&D were immediately expensed in the period each acquisition was completed because the projects associated with the acquired IPR&D efforts had not yet reached technological feasibility and no future alternative uses existed for the technology. An independent appraiser assisted in the calculation of the amount allocated to acquired IPR&D. In calculating the value of the acquired IPR&D, the independent appraiser used established valuation techniques accepted in the technology and software industries. This calculation gave consideration to relevant market size and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles, and the estimated lives of each of the products derived from the underlying technology. The value of the acquired IPR&D reflects the relative value and contribution of the acquired research and development. Consideration was given to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project in determining the value assigned to the acquired IPR&D. The projects have been subsequently completed within our estimates. During fiscal 2004, we recognized a $500,000 charge for acquired IPR&D related to our acquisition of Eigner. During fiscal 2003, we recognized a $400,000 charge for acquired IPR&D related to our acquisitions of oneREV and ProductFactory. There were no such charges in fiscal 2002.

Merger-Related Benefit

	Fiscal 2004	% Change	Fiscal 2003	% Change	Fiscal 2002
	(in thousands, except percentages)
Merger related benefit	$—	—	$—	(100)%	$(835)
As a percentage of total revenues	—		—		(1)%

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

Restructuring and Other Charges

	Fiscal 2004	% Change	Fiscal 2003	% Change	Fiscal 2002
	(in thousands, except percentages)
Restructuring and other charges	$9,201	17%	$7,836	25%	$6,257
As a percentage of total revenues	10%		11%		8%

As a result of unfavorable global economic conditions and a reduction in information technology spending around the world throughout fiscal 2002, during the fourth quarter of fiscal 2002, we announced a worldwide restructuring program to reduce expenses to align our operations and cost structure with market conditions (the “2002 Restructuring”). During the fourth quarter of fiscal 2002, we recorded restructuring and other charges of $6.3 million related to the 2002 Restructuring, which consisted primarily of a reduction in personnel, the consolidation of excess facilities, abandonment of certain assets in connection with the consolidation of excess facilities, and a write-down of non-refundable prepaid software licenses. As of April 30, 2004, the amount remaining of the 2002 Restructuring obligations was $153,000, which relates to excess facilities.

Throughout the first half of fiscal 2003, we continued to evaluate the economic conditions and initiated a further restructuring of our operations (the “2003 Restructuring”). During the second quarter of fiscal 2003, we recorded restructuring and other charges of $7.8 million (the “2003 Restructuring”), which consisted primarily of the consolidation of excess facilities, abandonment of certain assets in connection with the consolidation of excess facilities, and a write-down of non-refundable prepaid software licenses. As of April 30, 2004, the amount remaining of the 2003 Restructuring obligations was $2.4 million, which all related to excess facilities.

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

In connection with our acquisition of Eigner during the second quarter of fiscal 2004, we recorded additional restructuring and other charges of $1.7 million. As discussed in “Note 6—Business Combinations” under “Eigner,” we terminated 33 Agile employees across all business functions and geographic regions and recorded a restructuring and other charges of $1.1 million for the related severance, benefits, payroll taxes and other associated costs. We recorded an additional $623,000 of other charges related to the write-down of certain other assets, including a $471,000 impairment of non-refundable prepaid software license fees for which we determined that the carrying value exceeded its net realizable value as a result of our decision to discontinue selling the products in which the third party licensed software was embedded, due to a comparable product acquired from Eigner.

As of April 30, 2004, the amount remaining of the 2004 Restructuring obligations was $4.0 million, which relates to excess facilities.

Our restructuring estimates will be reviewed and revised quarterly and may result in an increase to restructuring and other charges.

Summary of Restructuring Obligations

The significant activity within and components of the restructuring and other charges as of April 30, 2004 and 2003, and during fiscal 2004 and 2003, are as follows (in thousands):

	Employee Termination Costs	Facility- Related Costs	Asset Abandonment Costs	Other Charges	Total
Restructuring obligations at April 30, 2001	$—	$—	$—	$—	$—
2002 Restructuring charges (1)	2,429	729	902	2,197	6,257
Cash payments	—	—	—	—	—
Non-cash charges	(447)		(902)	(2,197)	(3,546)
Restructuring obligations at April 30, 2002 (1)	$1,982	$729	$—	$—	$2,711
2003 Restructuring charges (1)	—	4,657	485	2,694	7,836
Cash payments	(1,982)	(1,135)	—	—	(3,117)
Non-cash charges	—	—	(485)	(2,694)	(3,179)

Restructuring obligations at April 30, 2003 (1)	$—	$4,251	$—	$—	$4,251
2004 Restructuring charges (2)	1,092	5,485	2,001	623	9,201
Cash payments	(1,092)	(3,731)	—	—	(4,823)
Non-cash charges	—	581	(2,001)	(623)	(2,043)

Restructuring obligations at April 30, 2004 (3)	$—	$6,586	$—	$—	$6,586

Included in accrued expenses and other current liabilities					$4,210
Included in accrued restructuring, non-current					2,376

					$6,586

(1)	The 2002 Restructuring and 2003 Restructuring and related obligations through April 30, 2003 were recorded in an amount equal to the gross value of the obligation without consideration to the net present value of such obligations, in accordance with EITF No. 94-3 and EITF No. 88-10.
(2)	The 2004 Restructuring charges and related obligations were recorded at fair value, after giving effect to the fair value of the related obligations, in accordance with SFAS No. 146.
(3)	The remaining facility-related obligations are expected to be paid through November 2007.

Interest and Other Income (Expense), Net

	Fiscal 2004	% Change	Fiscal 2003	% Change	Fiscal 2002
	(in thousands, except percentages)
Interest and other income, net	$3,093	(37)%	$4,900	(52)%	$10,158
As a percentage of total revenues	3%		7%		13%

Interest and other income, net consists of interest earned on cash, cash equivalents, and investments, as well as other miscellaneous non-operating transactions.

The decrease in interest and other income, net from fiscal 2003 to 2004 was due principally to declining interest rates and, to a lesser extent, lower average cash and investment balances.

Loss from Foreign Currency Translation

	Fiscal 2004	% Change	Fiscal 2003	% Change	Fiscal 2002
	(in thousands, except percentages)
Loss from foreign currency translation	$639	100%	$—	—	$—
As a percentage of total revenues	1%		—		—

In connection with our acquisition of Eigner, we assumed an obligation with a vendor to Eigner, providing for quarterly payments denominated in Euros through fiscal 2007. As the obligation was denominated in Euros, and the functional currency of the subsidiary holding the obligation was the U.S. Dollar, we are required to remeasure the value of the obligation at the end of each period. As a result of the Euro strengthening against the U.S. Dollar during the second and third quarter of fiscal 2004, a remeasurement of the obligation at the end of such period to the functional currency, net of payments made, resulted in an unrealized loss from foreign currency translation of $639,000.

For fiscal 2005, we expect the effect from foreign currency translation, in absolute dollars, to decrease when compared with our results for fiscal 2004 as the obligation was assigned to a subsidiary that has the same functional currency as the obligation.

Impairment of Investments

	Fiscal 2004	% Change	Fiscal 2003	% Change	Fiscal 2002
	(in thousands, except percentages)
Impairment of investments	$—	(100)%	$3,673	154%	$1,446
As a percentage of total revenues	—		5%		2%

During fiscal 2003 and 2002, we determined that certain investments that we had made in privately held companies and a venture fund had incurred a decline in value that, based upon the deterioration of the financial condition of the issuers and portfolio companies of the venture fund, was considered other-than-temporary. Accordingly, we recorded impairment charges totaling $3.7 million and $1.4 million during fiscal 2003 and 2002, respectively, to write down the investments to their estimated fair values. At April 30, 2003, the carrying value of our private equity investments was zero.

Provision for Income Taxes

	Fiscal 2004	% Change	Fiscal 2003	% Change	Fiscal 2002
	(in thousands, except percentages)
Provision for income taxes	$1,294	39%	$934	172%	$343
As a percentage of total revenues	1%		1%		1%

Our provision for income taxes is primarily attributable to taxes associated with our international operations, since we incurred net losses in all periods presented. The increase in the provision for income taxes, in absolute dollars, from fiscal 2003 to 2004 was related to an increase in revenues with our international subsidiaries during each of those periods. Other than the provision for foreign taxes, and to a lesser extent, provision for state income taxes, no provision for income taxes has been recorded since our inception because we have incurred net losses in all periods. We have recorded a valuation allowance for the full amount of our net deferred tax assets, including our net operating loss carryforwards and tax credits, as sufficient uncertainty exists regarding our ability to realize the deferred tax asset balance.

Liquidity and Capital Resources

Overview

Our principal source of liquidity consists of cash, cash equivalents and investments, as follows (in thousands):

	As of April 30,
	2004	2003
Cash and cash equivalents	$113,069	$154,852
Short-term and long-term investments	125,152	102,115

	$238,221	$256,967

Our cash, cash equivalents, and investments are placed with high credit quality financial institutions, commercial companies and government agencies in order to limit the amount of credit exposure. Our liquidity could be negatively impacted by a decrease in demand for our products, which are subject to rapid technological changes, or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, among other factors. As of April 30, 2004, our working capital was $149.8 million and our days sales outstanding (“DSO”) was 67 days.

Cash Flows

In summary, our cash flows were as follows (in thousands):

	Fiscal Year Ended April 30,
	2004	2003	2002
Net cash used in operating activities	$(16,572)	$(23,218)	$(14,185)
Net cash provided by (used in) investing activities	(33,285)	51,583	(9,288)
Net cash provided by financing activities	9,239	3,113	6,930

Cash used in operating activities during fiscal 2004 was primarily due to our net loss for the period of $24.1 million, adjusted for non-cash items of $16.4 million, and a net decrease of approximately $8.9 million in working capital. Non-cash items include acquired IPR&D, provision for doubtful accounts, depreciation and amortization, stock compensation, loss on foreign currency translation, and the non-cash portion of restructuring and other charges. The net decrease in working capital primarily consisted of increases in accounts receivable (as a result of increased revenues) and payments of accounts payable, accrued expenses and other liabilities (primarily related to assumed liabilities related to the acquisitions, accrued restructuring costs and bonuses). Cash used in operating activities during fiscal 2003 was primarily due to our net loss for the period of $ 36.1 million, adjusted for non-cash items of $17.6 million, and a net decrease of approximately $4.7 million in working capital. Non-cash items include acquired IPR&D, provision for doubtful accounts, depreciation and amortization, stock compensation, impairment of investments and the non-cash portion of restructuring and other charges. The net decrease in working capital primarily consisted of increases in accounts receivable and decreases in accounts payable, offset by increases in deferred revenue (as a result of increased maintenance renewals).

Cash used in investing activities during fiscal 2004 resulted from $23.4 million of net purchases of short-term and long-term investments, $6.8 million of purchases of property and equipment, primarily related to the build-out of our new corporate headquarters in San Jose, California, and $3.1 million of net cash paid in business combinations. Cash provided by investing activities during fiscal 2003 resulted from $60.1 million of net maturities of short-term investments, offset by $4.2 million of purchases of property and equipment, primarily for computer hardware and software and furniture and fixtures, and $4.3 million of net cash paid in business combinations.

Cash provided by financing activities in fiscal 2004 and 2003 were primarily due to the issuance of Common Stock associated with the exercise of stock options and our employee stock purchase plan totaling $9.9 million and $3.1 million, respectively. During fiscal 2004, cash provided from financing activities was offset slightly by the settlement of certain capital lease obligations acquired totaling $718,000.

We anticipate that our operating expenses, particularly in sales and marketing and research and development will constitute a material use of our cash resources over the next quarter, partially offset by anticipated collections of accounts receivable. In addition, we may utilize cash resources to fund acquisitions of investments in complementary businesses, technologies or product lines. We believe that our existing cash, cash equivalents and investments, together with our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months.

Contractual Obligations and Commitments

Our contractual obligations and commitments mainly consist of operating leases for facilities and future royalty payments. Our future fixed commitments consisted of the following as of April 30, 2004 (in thousands):

	Payments Due by Period
Contractual Obligations and Commitments	Total Amounts Committed	Less than 1 year	1 – 3 years	4 – 5 years	Over 5 years
Operating leases (1)	$18,372	$7,918	$5,646	$2,370	$2,438
Purchase commitments (2)	8,241	2,285	4,050	1,906	—
Mortgage loan (3)	1,004	55	107	103	739

Total	$27,617	$10,258	$9,803	$4,379	$3,177

(1)	Operating lease obligations have not been reduced by estimated sublease income of $1.4 million (during Year 1 and 2) and include $6.6 million of accrued excess facilities costs. We lease facilities under non-cancelable operating leases that expire through July 2011.
(2)	In connection with our acquisition of Eigner, we assumed a commitment for quarterly payments through fiscal 2008 totaling approximately $6.9 million and to purchase consulting services from a vendor to Eigner, which provides for monthly payments through fiscal 2007 totaling approximately $1.3 million.
(3)	Mortgage loan is payable in equal quarterly installments of approximately $8,000 plus variable interest rate, which was 3.5% at April 30, 2004, until year 2027, and is collateralized by our land and building located at Egerkingen, Switzerland.

In connection with our acquisition of ProductFactory, Inc. in March 2003, additional consideration of up to $2.5 million may be earned, based upon net revenues from sales of the acquired product through July 31, 2004. During fiscal 2004, we paid $1.7 million of additional consideration to the former ProductFactory stockholders. We expect the remaining balance to be paid during fiscal 2005.

We sell our software licenses and services to our customers under software license agreements. Each software license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes provisions that indemnify the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event our software is found to infringe upon a third-party patent, copyright, trademark, or other proprietary right. The software license agreement generally limits the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including but not limited to certain time- and geography-based scope limitations and a right to replace an infringing product.

We believe our internal development processes and other policies and practices limit our exposure related to the indemnification provisions of software license agreement. In addition, we require our employees to sign a proprietary information and inventions agreement, which further protects our confidential and proprietary information and assigns the rights of our employees’ development work to us. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and we are not aware of any material claims. Accordingly, we have not accrued any liabilities related to such indemnification provisions in our accompanying consolidated financial statements. We evaluate estimated losses for such indemnification provisions under SFAS No. 5 “Accounting for Contingencies,” as interpreted by FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

We do not have any off-balance-sheet arrangements with unconsolidated entities or related parties and, accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities.

Recent Accounting Pronouncements

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to recognize a liability for obligations it has undertaken in relation to the issuance of a guarantee. It requires that the liability be recorded at fair value on the date that the guarantee is issued. It also requires a guarantor to provide additional disclosures regarding guarantees, including the nature of the guarantee, the maximum potential amount of future payments under the guarantee, the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee, and the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. The disclosure requirements under FIN 45 are effective for the interim and annual periods ending after December 15, 2002. The recognition and measurement provisions under FIN 45 are effective for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact upon our financial position, cash flows or results of operations.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004. We do not believe that the adoption of this standard will have a material effect on our financial position or results of operations.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. We do not expect the adoption of SFAS 149 to have a material impact upon our financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We do not expect the adoption of SFAS 150 to have a material impact upon our financial position, cash flows or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We develop products in the United States, India, and China, and market our products in North America, Europe, and the Asia-Pacific region. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. In second half of fiscal 2004, we started to sell our products through some our foreign subsidiaries in their functional currencies, which provides some natural hedging because most of the subsidiaries’ operating expenses are denominated in their functional currencies. Regardless of this natural hedging, our results of operations may be adversely impacted by the exchange rate fluctuation. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions.

Interest Rate Risk

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since all of our investments are in instruments with maturities of less than two years. The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our entire portfolio of cash in money market funds and investments classified as “available-for-sale.” In general, money market funds and investments with maturities of less than two years are not subject to significant market risk because the interest paid on such funds fluctuates with the prevailing interest rate. Because our mortgage arrangement is based on variable rates of interest, our interest expense is sensitive to changes in the general level of interest rates environment. Since these obligations represent a small percentage of our total capitalization, we believe that there is not a material risk exposure.

The table below represents principal (or notional) amounts and related weighted-average interest rates by year of maturity of our investment portfolio (in thousands, except interest rates).

	Maturing within 12 months	Maturing between 1 and 2 years	Thereafter	Total
Cash equivalents	$70,682	$—	$—	$70,682
Weighted average interest rate	1.17%	—%	—%	1.17%
Investments	$56,763	$68,389	$—	$125,152
Weighted average interest rate	1.27%	2.00%	—%	1.67%

Total investment securities	$127,445	$68,389	$—	$195,834

RISK FACTORS

If any of the following risks occur, our business, financial condition or results of operations would likely suffer. In that event, the trading price of our Common Stock could decline. Any forward-looking statements set forth in this Annual Report should be considered in light of the factors discussed below.

Defects in Our Software Products, Including the Newly Released Agile 9 Product Suite, Could Diminish Demand For Our Products

Our software products are complex and may contain errors that may be detected at any point in the life of the product. This risk is more significant as it relates to new products, where there is limited experience with the product in customer environments. We cannot be sure that, despite testing by us, our implementation partners and our current and potential customers, errors will not be found new products or releases after shipment.

We recently began shipping, and customers have recently begun installing, Agile 9. In the course of customer implementation activities with which we have been involved to date, we have encountered what we believe to be ordinary errors of the type generally associated with a new release of major software programs. There can be no assurance that material errors will not come to light as implementation activities continue and expand. Software errors, if significant, or market perception that our software is not fully ready for production use—whether accurate or not—could result in (i) lost or delayed revenue and market acceptance, (ii) injury to our reputation, (iii) increased service and warranty costs, including the potential need to provide services at reduced fees or no charge at all in order to address customer concerns, and (iv) claims or litigation for breach of contract or warranty. Any of these adverse consequences, either alone or in conjunction with others, could have a material negative impact on our business and results of operations.

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

During fiscal 2003, we acquired oneREV, Inc. and ProductFactory, Inc., and during fiscal 2004, we acquired Eigner US Inc. and TRADEC, Inc. While each of these acquisitions has resulted in benefits to us as a combined company, achieving the full benefits of each of these—and any future—acquisitions depends on many factors, including the successful and timely integration of the products, technologies and operations of the acquired companies. These integration efforts are difficult and time consuming, especially considering the highly technical and complex nature of each company’s products. We may encounter risks to our business during our integration of acquired products, technologies or companies including:

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

We Have Many New Sales Representatives Who May Take Time to Reach Productivity which could Result in Lost or Delayed Sales

We sell our products primarily through our direct sales force. Late fiscal 2003 we began to reorganize our sales organizations, starting first with North America and then internationally. As a result of these changes, many of our account executives are relatively new to Agile. It generally takes three to six months for a new account executive to become productive and could take nine to twelve months to become fully productive. Changes in account executives can also result in the need to reestablish relationships with existing customers. This can result in dissatisfaction, and lost or delayed sales as customers become accustomed to their new account executives. In addition, a significant number of Eigner sales personnel joined Agile as a result of the Eigner acquisition. Training these individuals on the Agile products and the Agile sales personnel on the products acquired with Eigner is a substantial undertaking and is still ongoing. The ability of our entire sales force to effectively sell our full suite of products will be critical to our growth. If the new members of our sales team are unable to quickly become fully productive, or if we cannot successfully cross-train our expanded sales force in our full suite of products, it may be difficult for us to sell our products, we may lose sales opportunities and market share, take longer to close anticipated sales, and experience a shortfall in revenues.

If We Do Not Achieve A High Level of Customer Satisfaction, Our Customers May Not Purchase Additional Products From Us

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

Competition Among Providers of Product Lifecycle Management Software May Increase, Which Could Cause Us to Reduce Prices, and Result in Reduced Gross Margins or Loss of Market Share

We believe that the market for product lifecycle management solutions is becoming increasingly competitive due to a number of factors, including: (i) entry of new competitors; (ii) alliances among existing competitors; (iii) alliances between our competitors and systems integrators; and (iv) consolidation in the product lifecycle management software industry. In addition, as a result of the increasing availability of off-shore software development resources efforts, we have begun to face additional competition from customers’ and prospective customers’ custom development efforts.

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

There is a risk that, even as the economy improves overall, businesses may not increase their information technology spending commensurate with their business growth. Moreover, even in an environment of increasing information technology spending, we (and other PLM vendors) are not only competing for PLM opportunities but also competing against vendors of unrelated products and services who are competing for the limited information technology funding being made available by current and prospective customers. There can be no assurance that PLM in general or Agile in particular will compete favorably against other potential uses of information technology spending.

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

We Have Significantly Expanded Our International Operations. This Exposes Us to Risks Inherent in International Business Activities.

In May 2002, we began establishing research and development operations in India and China and in August 2003, through our acquisition of Eigner, we began significant operations in Germany. We also have sales offices located in many additional locations. In addition to the increase in our international operations, we also are beginning to derive an increasing portion of our revenues from customers located outside of the United States. For example, during fiscal 2004, revenues from customers located outside of North America were approximately 37% of total revenues. In contrast, revenues from customers outside of the North America in fiscal 2003 represented only 25% of total revenues. We expect both our operations and revenues from outside of North America to continue to represent an increasing portion of our overall operations and revenues, respectively.

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

In addition, prior to the acquisition of Eigner, most of our revenues have been denominated in United States dollars. In both Europe and Japan, we are now realizing an increasing the portion of our revenues is denominated in local currencies (Euro and Yen, respectively). As a result, we are exposed to greater risks in currency fluctuations. We currently do not engage in foreign exchange hedging activities, and therefore our international revenues and expenses are currently subject to the risks of foreign currency fluctuations. For example, we assumed a Euro-denominated obligation in connection with our acquisition of Eigner. As a result of the Euro strengthening against the U.S Dollar during fiscal 2004, we recorded an unrealized loss from foreign currency translation of $639,000.

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

If Our Professional Service Revenue Continues to Increase As a Percentage of Total Revenues, Our Gross Margins Could Decrease, Adversely Affecting Our Operating Results; We Currently Perform Some of Our Implementations on a Fixed-Price Basis, Which Could Cause Us to Incur More Costs Than We Expect

We realize lower margins on professional service revenue than on license revenues. As a result, if, as has happened recently, professional service revenue increase as a percentage of total revenue, or, if we increase our use of third parties to provide such services, our gross margins may continue to decline and our operating results may be adversely affected.

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

We Have a History of Losses and May Not Achieve or Maintain Profitability

Since inception, we have funded our business primarily through selling our stock, not from cash generated from our business. We have incurred quarterly and annual losses in each of the years since we were formed. We incurred losses of $24.1 million and $36.1 million for fiscal 2004 and 2003, respectively. As of April 30, 2004, we had an accumulated deficit of approximately $281.8 million. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses, as well as substantial non-cash costs relating to the amortization of intangible assets and stock compensation which will contribute to our net losses.

We expect to achieve at least break-even and potentially modestly profitable operating results (excluding stock compensation, restructuring and other charges, and amortization of intangible assets) during fiscal 2005. Achieving break-even or profitable results will depend upon a combination of careful expense management coupled with higher revenue levels. Many of our expenses are relatively fixed in the short term and there can be no assurance that we will be able to maintain expenses at target levels. There can also be no assurance that our revenues will increase. As a result, there can be no assurance that we will achieve break-even or profitable operations or, once achieved, that we would be able to sustain or increase profitability on a quarterly or annual basis in the future.

The Impact of Changes in Global Economic Conditions on Our Current and Potential Customers May Adversely Affect our Revenues and Results of Operations

Our operating results have been adversely affected ever the past few years by the reduced levels of capital spending and by the overall weak economic conditions affecting our current and potential customers. The economic environment that we are faced in fiscal 2004 was uncertain, and that uncertainty continues in fiscal 2005. Because customers and potential customers are deferring and may continue to defer major infrastructure investments until general economic conditions improve, we may be especially prone to this weak economy, particularly as it relates to large license transactions. Although we have begun to see early evidence of strengthening demand, weak economic conditions may continue to adversely impact our business for at least the new few quarters.

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

Many customers and prospective customers have already invested substantial resources in other methods of sharing product information during the manufacturing and supply process, most notably internally developed applications. These customers and prospective customers may be reluctant to adopt a new approach that may replace, limit or compete with their existing systems or methods. Moreover, customers and prospective customers have many competing demands placed on their available information technology budgets. There can be no assurance that PLM in general or Agile in particular will compete favorably against other potential uses of information technology spending.

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

We may from time to time be subject to claims of infringement of other parties’ proprietary rights or claims that our own intellectual property rights are invalid. There has been a substantial amount of litigation in the software industry regarding intellectual property rights. It is possible that, in the future, third parties may claim that our current or potential future products infringe their intellectual property. We expect that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims as the number of products and competitors in our industry grows and the functionality of PLM products begins to overlap with other software applications. Any infringement claims made against us, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or negative publicity. In addition, if our products were found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements in order to continue to be able to sell our products. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or acceptable at all.

The Market Price of our Common Stock Has Been and May Continue to Be Volatile, Which Could Result in Substantial Losses for Individual Security Holders

The market price for our Common Stock has been, and is likely to continue to be, highly volatile. During fiscal 2004, the high and low closing sales prices of our Common Stock were $12.19 and $6.40, respectively. Our stock price is subject to wide fluctuations in response to factors, some of which will be beyond our control.

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

Legislative Action and Potential New Accounting Pronouncements are Likely to Cause our General and Administrative Expenses to Increase

In order to comply with the newly adopted Sarbanes-Oxley Act of 2002, as well as recent changes to listing standards by NASDAQ, and proposed accounting changes by the Securities and Exchange Commission, we will be required to hire additional personnel and utilize additional outside legal, accounting and advisory services. We currently anticipate that these efforts will cost at least $1 million during fiscal 2005 which will cause our general and administrative costs to increase. Moreover, in the rapidly changing regulatory environment in which we now operate, there is significant uncertainty as to what will be required to comply with many of the new rules and regulations. As a result, we may be required to spend substantially more than we currently estimate, and may need to divert resources from other activities, as we develop our compliance plans.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AGILE SOFTWARE CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders Of Agile

Software Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Agile Software Corporation and its subsidiaries at April 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, effective May 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/S/ PRICEWATERHOUSECOOPERS LLP

San Jose, California July 9, 2004

AGILE SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	April 30,
	2004	2003
A S S E T S
Current assets:
Cash and cash equivalents	$113,069	$154,852
Short-term investments	56,763	102,115
Accounts receivable, net of allowance for doubtful accounts of $1,512 and $1,158, respectively	19,998	12,061
Other current assets	5,356	6,295

Total current assets	195,186	275,323
Long-term investments	68,389	—
Property and equipment, net	8,696	7,389
Goodwill	34,724	5,150
Intangible assets, net	5,456	1,080
Other assets	2,186	2,008

Total assets	$314,637	$290,950

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current liabilities:
Accounts payable	$4,773	$3,230
Accrued expenses and other current liabilities	20,508	13,632
Deferred revenue	20,104	15,280

Total current liabilities	45,385	32,142

Accrued restructuring, non-current	2,376	2,562
Other non-current liabilities	5,382	—

Total liabilities	53,143	34,704

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred Stock, $.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common Stock. $0.001 par value; 200,000 shares authorized, 52,413 and 49,148 shares issued and outstanding as of April 30, 2004 and 2003, respectively	52	49
Additional paid-in capital	544,927	516,056
Notes receivable from stockholders	(83)	(186)
Unearned stock compensation	(1,139)	(2,030)
Accumulated other comprehensive income (loss)	(432)	93
Accumulated deficit	(281,831)	(257,736)

Total stockholders’ equity	261,494	256,246

Total liabilities and stockholders’ equity	$314,637	$290,950

The accompanying notes are an integral part of these consolidated financial statements.

AGILE SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended April 30,
	2004	2003	2002
Revenues:
License	$36,293	$30,699	$45,141
Service	60,012	39,810	32,630

Total revenues	96,305	70,509	77,771

Cost of revenues:
License	3,694	2,790	3,107
Service	28,993	18,151	13,921
Stock compensation (recovery)	240	37	(47)
Acquisition-related compensation	595	—	—
Amortization of intangible assets	709	—	—

Total cost of revenues	34,231	20,978	16,981

Gross margin	62,074	49,531	60,790

Operating expenses:
Sales and marketing:
Other sales and marketing	38,302	41,840	56,318
Stock compensation	3,158	2,227	220
Research and development:
Other research and development	23,147	26,357	33,491
Stock compensation (recovery)	206	232	(189)
General and administrative:
Other general and administrative	8,954	6,927	7,386
Stock compensation	678	136	298
Acquisition-related compensation	1,091	—	—
Amortization of intangible assets	2,092	—	756
Acquired in-process research and development	500	400	—
Merger-related benefit	—	—	(835)
Restructuring and other charges	9,201	7,836	6,257

Total operating expenses	87,329	85,955	103,702

Loss from operations	(25,255)	(36,424)	(42,912)
Other income (expense):
Interest and other income, net	3,093	4,900	10,158
Loss from foreign currency translation	(639)	—	—
Impairment of investments	—	(3,673)	(1,446)

Loss before provision for income taxes	(22,801)	(35,197)	(34,200)
Provision for income taxes	1,294	934	343

Net loss	$(24,095)	$(36,131)	$(34,543)

Net loss per share:
Basic and diluted	$(0.48)	$(0.75)	$(0.73)

Weighted average shares	50,191	48,495	47,451

The accompanying notes are an integral part of these consolidated financial statements.

AGILE SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Notes Receivable From Stockholders	Unearned Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total	Comprehensive Loss
	Shares	Amount
Balance at April 30, 2001	47,508	$48	$510,433	$(628)	$(9,368)	$217	$(187,062)	$313,640	$(124,589)
Repurchases of unvested Common Stock	(239)	—	(367)	33	—	—	—	(334)
Issuance of Common Stock on exercise of options	865	—	4,305	—	—	—	—	4,305
Issuance of Common Stock under Employee Stock Purchase Plan	307	—	2,613	—	—	—	—	2,613
Unrealized loss on investments	—	—	—	—	—	(125)	—	(125)	(125)
Repayment of notes receivable from stockholders	—	—	—	346	—	—	—	346
Unearned stock compensation	—	—	(5,082)	—	5,082	—	—	—
Amortization of unearned stock compensation	—	—	—	—	282	—	—	282
Restructuring and other charges	—	—	447	—	—	—	—	447
Net loss	—	—	—	—	—	—	(34,543)	(34,543)	(34,543)

Balance at April 30, 2002	48,441	48	512,349	(249)	(4,004)	92	(221,605)	286,631	$(34,668)

Repurchases of unvested Common Stock	(36)	—	(58)	24	—	—	—	(34)
Issuance of Common Stock on exercise of options	276	—	1,223	—	—	—	—	1,223
Issuance of Common Stock under Employee Stock Purchase Plan	333	1	1,884	—	—	—	—	1,885
Issuance of Restricted Stock	134	—	—	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	—	1	—	1	1
Repayment of notes receivable from stockholders	—	—	—	39	—	—	—	39
Unearned stock compensation	—	—	658	—	(658)	—	—	—
Amortization of unearned stock compensation	—	—	—	—	2,632	—	—	2,632
Net loss	—	—	—	—	—	—	(36,131)	(36,131)	(36,131)

Balance at April 30, 2003	49,148	49	516,056	(186)	(2,030)	93	(257,736)	256,246	$(36,130)

Repurchases of unvested Common Stock	(8)	—	(5)	—	—	—	—	(5)
Issuance of Common Stock on exercise of options	1,215	1	8,087	—	—	—	—	8,088
Issuance of Common Stock under Employee Stock Purchase Plan	263	—	1,766	—	—	—	—	1,766
Unrealized loss on investments	—	—	—	—	—	(391)	—	(391)	(391)
Foreign currency translation adjustment	—	—	—	—	—	(134)	—	(134)	(134)
Repayment of notes receivable from stockholders	—	—	—	103	—	—	—	103
Unearned stock compensation	—	—	3,391	—	(3,391)	—	—	—
Amortization of unearned stock compensation	—	—	—	—	4,282	—	—	4,282
Issuance of Common Stock in acquisition	1,795	2	15,632	—	—	—	—	15,634
Net loss	—	—	—	—	—	—	(24,095)	(24,095)	(24,095)

Balance at April 30, 2004	52,413	$52	$544,927	$(83)	$(1,139)	$(432)	$(281,831)	$261,494	$(24,620)

The accompanying notes are an integral part of these consolidated financial statements.

AGILE SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended April 30,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(24,095)	$(36,131)	$(34,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	500	400	—
Provision for doubtful accounts	550	200	399
Depreciation and amortization	8,401	7,546	10,212
Stock compensation	4,282	2,632	282
Loss from foreign currency translation	639	—	—
Impairment of investments	—	3,673	1,446
Non-cash portion of restructuring and other charges	2,043	3,179	3,546
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,800)	(5,718)	15,689
Other assets, current and non-current	1,963	(401)	(2,117)
Accounts payable	(4,273)	(2,207)	(5,859)
Accrued expenses and other liabilities, current and non-current	(1,062)	1,529	2,102
Deferred revenue	280	2,080	(5,342)

Net cash used in operating activities	(16,572)	(23,218)	(14,185)

Cash flows from investing activities:
Purchases of investments	(343,671)	(181,999)	(344,229)
Proceeds from maturities of investments	320,243	242,060	342,537
Cash paid in business combinations, net of cash acquired	(3,106)	(4,314)	—
Acquisition of property and equipment	(6,751)	(4,164)	(7,596)

Net cash provided by (used in) investing activities	(33,285)	51,583	(9,288)

Cash flows from financing activities:
Payment of acquired capital lease obligations	(718)	—	—
Proceeds from issuance of Common Stock, net of repurchases	9,854	3,074	6,584
Repayment of notes receivable from stockholders	103	39	346

Net cash provided by financing activities	9,239	3,113	6,930

Effect of exchange rate changes on cash	(1,165)	—	—

Net increase (decrease) in cash and cash equivalents	(41,783)	31,478	(16,543)
Cash and cash equivalents at beginning of period	154,852	123,374	139,917

Cash and cash equivalents at end of period	$113,069	$154,852	$123,374

Supplementary disclosure of cash flows information
Cash paid during the period for taxes	$1,209	$945	$382

Non-cash investing activities:
Common Stock issued in business combination	$15,634	$—	$—

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

Reclassifications

Certain reclassifications have been made to the prior year consolidated statements of cash flows to conform to the current year presentation. These reclassifications have no impact on previously reported net loss or net cash activities.

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

Cash, cash equivalents and marketable securities

We consider all highly liquid investment securities with remaining maturities of three months or less at the date of purchase to be cash equivalents. We determine the appropriate classification of our investments in marketable securities at the time of purchase, and re-evaluate this designation at each balance sheet date. We classify all securities as “available-for-sale” and carry them at fair value with unrealized gains or losses related to these securities included as a component of stockholders’ equity in the consolidated balance sheet. Our investment objectives include the safety and preservation of invested funds and liquidity of investments that is sufficient to meet cash flow requirements. Cash, cash equivalents, short-term and long-term investments in debt and equity securities are placed with high credit quality financial institutions, commercial companies and government agencies in order to limit the amount of credit exposure. Realized gains and losses are determined using the specific identification method.

Concentrations of credit risk

Our cash, cash equivalents, marketable securities and accounts receivable are potentially subject to concentration of credit risk. Cash, cash equivalents and marketable securities are deposited with financial institutions that we believe are of high credit quality. Our accounts receivables are derived from revenue earned from customers located primarily in the United States of America, Europe and the Asia-Pacific region. We perform ongoing credit evaluations of our customers and to date have not experienced any material losses.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For fiscal 2004, 2003 and 2002, no customers accounted for more than 10% of total revenues. At April 30, 2004, no customers accounted for more than 10% of net accounts receivable. At April 30, 2003, one customer represented approximately 22% of net accounts receivable.

We perform ongoing credit evaluation of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by our review of the customers’ current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based on a percentage of our accounts receivable, our historical experience and any specific customer collection issues that we identified. While such credit losses have historically been within our expectations and appropriate reserves have been established, we cannot guarantee that we will continue to experience the same credit loss rates that we have experienced in the past.

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

Fair value of financial instruments

Our financial instruments, including cash, cash equivalents, marketable securities, accounts receivable, accounts payable, and notes payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments.

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

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. The building is depreciated on a straight-line basis over ten years. Computer equipment and software are depreciated on a straight-line basis over eighteen to thirty-six months. Furniture and fixtures are depreciated on a straight-line basis over five years. Leasehold improvements are amortized over the shorter of the lease term or the useful life of the improvements. Repairs and maintenance costs are expensed as incurred.

Advertising expense

We expense the costs of producing advertisements at the time production occurs, and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Advertising is included in sales and marketing expense and totaled $274,000, $345,000 and $288,000, for fiscal 2004, 2003 and 2002, respectively.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other intangible assets mainly represent existing technology, customer relationships, order backlog and non-compete agreements acquired in business combinations.

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

Revenue recognition

We recognize revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Software Revenue Recognition with Respect to Certain Agreements.” We recognize license revenues when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the related receivable is reasonably assured, delivery of the product has occurred and the customer has accepted the product (including the expiration of an acceptance period) if the terms of the contract include an acceptance requirement. In the event that we grant a customer the

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

right to specified upgrades and vendor-specific objective evidence of fair value exists for such upgrades, we defer license revenue in an amount equal to this fair value until we have delivered the specified upgrade. If vendor-specific objective evidence of fair value does not exist, then we defer recognition of the entire license fee until we deliver the specified upgrade. If professional services are essential to the functionality of the other elements of the arrangement, we defer recognition of revenue until we have satisfied our professional services obligations. To date, professional services have not been essential to the functionality of the other elements, and thus have been accounted for separately.

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

Deferred revenue includes amounts received from customers for which revenue has not yet been recognized that generally results from deferred maintenance, consulting or training services not yet rendered and license revenue deferred until all requirements under SOP 97-2 are met. Deferred revenue is recognized upon delivery of our products, as services are rendered, or as other requirements requiring deferral under SOP 97-2 are satisfied.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our license agreements do not offer our customers the unilateral right to terminate or cancel the contract and receive a cash refund. In addition, the terms of our license agreements do not offer customers price protection. However, we provide for sales returns reserve based upon estimates of potential future credits related to current period revenues. We analyze historical credits, current economic trends, average deal size, changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve. Revenue for the period is reduced to reflect the provision of sales returns reserve.

Comprehensive loss

Comprehensive income (loss) consists of net income (loss), net unrealized foreign currency translation adjustment and net unrealized gains or losses on available-for-sale marketable securities and is presented in the consolidated statements of stockholders’ equity.

Stock compensation

We account for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and comply with the disclosure provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Under APB Opinion No. 25, unearned compensation is based on the difference, if any, on the date of the grant, between the fair value of our Common Stock and the exercise price of the instrument granted. Unearned compensation is amortized and expensed in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 28 using the accelerated method of amortization. If a stock option is unvested and cancelled due to termination of employment, any excess amortization recorded using the accelerated method over what would have been amortized on a straight-line basis is reversed in the period of cancellation, and classified as recovery.

We account for stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

Fair value disclosures

Pro forma information regarding net loss and loss per share is required to be disclosed under SFAS No. 123. This information is required to be determined as if we had accounted for our stock-based compensation plans under the fair value method.

The fair value of shares and options issued pursuant to our stock-based compensation plans at the grant date were calculated using the Black-Scholes option pricing model as prescribed by SFAS No. 123 with the following weighted average assumptions:

	Stock Option Plans			Stock Purchase Plan
	Fiscal Year Ended April 30,			Fiscal Year Ended April 30,
	2004	2003	2002	2004	2003	2002
Dividend yield	—	—	—	—	—	—
Expected volatility	54%	84%	98%	48%	84%	98%
Average risk-free interest rate	3.79%	2.85%	4.50%	1.21%	1.15%	1.91%
Expected life (in years)	5	5	5	0.5	0.5	0.5

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of assumptions, including the expected stock price volatility. We use volatility rates based upon our historical volatility rates. Based upon the above assumptions, the weighted average fair value per share of options granted under the stock option plans during fiscal 2004, 2003 and 2002 was $5.16, $5.17 and $8.82, respectively. The weighted average fair value per share of shares subject to purchase under the employee stock purchase plan during fiscal 2004, 2003 and 2002 was $2.60, $3.01 and $5.31, respectively.

Had we recognized compensation expense using the fair value method as prescribed under the provisions of SFAS No. 123, our net loss would have been increased to the pro forma amounts below for fiscal 2004, 2003 and 2002, respectively (in thousands, except per share amounts):

	Fiscal Year Ended April 30,
	2004	2003	2002
Net loss as reported	$(24,095)	$(36,131)	$(34,543)
Add: Stock-based compensation included in reported net loss	4,282	2,632	282
Less: Stock-based employee compensation under SFAS No. 123	(25,736)	(32,199)	(12,324)

Pro forma net loss	$(45,549)	$(65,698)	$(46,585)

Net loss per basic and diluted share as reported	$(0.48)	$(0.75)	$(0.73)

Pro forma net loss per basic and diluted share	$(0.91)	$(1.35)	$(0.98)

Income taxes

We account for income taxes under an asset and liability approach that requires the expected future tax consequences of temporary differences between book and tax basis of assets and liabilities be recognized as deferred tax assets and liabilities. Generally accepted accounting principles require us to evaluate the realizability of our net deferred tax assets on an ongoing basis. A valuation allowance is recorded to reduce the net deferred tax assets to an amount that will more likely than not be realized. Significant factors considered by management in assessing the need for a valuation allowance include our historical operating results, the length of time over which the differences will be realized, tax planning opportunities and expectations for future earnings. In the consideration of the realizability of net deferred tax assets, recent losses must be given substantially more weight than any projections of future profitability.

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

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segment information

We consider ourselves to be one reportable operating segment, specifically the development, marketing and selling of our enterprise class product lifecycle management solutions, and operate across domestic and international markets. Substantially all of our identifiable assets are located in the United States and Europe. Information related to geographic segments is included in “Note 13—Segment and Geographic Information.”

Recent Accounting Pronouncements

In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires a guarantor to recognize a liability for obligations it has undertaken in relation to the issuance of a guarantee. It requires that the liability be recorded at fair value on the date that the guarantee is issued. It also requires a guarantor to provide additional disclosures regarding guarantees, including the nature of the guarantee, the maximum potential amount of future payments under the guarantee, the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee, and the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. The disclosure requirements under FIN 45 are effective for the interim and annual periods ending after December 15, 2002. The recognition and measurement provisions under FIN 45 are effective for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact upon our financial position, cash flows or results of operations.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after March 15, 2004. We do not believe that the adoption of this standard will have a material effect on our financial position or results of operations.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN 45, and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. We do not expect the adoption of SFAS 149 to have a material impact upon our financial position, cash flows or results of operations.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We do not expect the adoption of SFAS 150 to have a material impact upon our financial position, cash flows or results of operations.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Fiscal Year Ended April 30,
	2004	2003	2002
Numerator:
Net loss	$(24,095)	$(36,131)	$(34,543)

Denominator:
Weighted average shares	50,293	48,719	47,998
Weighted average unvested shares of restricted Common Stock subject to repurchase	(102)	(224)	(547)

Denominator for basic and diluted calculation	50,191	48,495	47,451

Net loss per share:
Basic and diluted	$(0.48)	$(0.75)	$(0.73)

The following table sets forth potential shares of Common Stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive as of the dates indicated below (in thousands):

	As of April 30,
	2004	2003	2002
Warrant to purchase Common Stock	—	50	50
Unvested Common Stock subject to repurchase	42	189	336
Options to purchase Common Stock	18,096	15,135	12,010

Total shares excluded	18,138	15,374	12,396

NOTE 3—BALANCE SHEET COMPONENTS:

Property and equipment comprise the following (in thousands):

	As of April 30,
	2004	2003
Land and building	$1,095	$—
Computer hardware and software	21,986	24,376
Furniture and equipment	2,996	4,477
Leasehold improvements	3,536	2,922

	29,613	31,775
Less: Accumulated depreciation and amortization	(20,917)	(24,386)

	$8,696	$7,389

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and amortization of property and equipment totaled $5.1 million, $7.5 million and $9.5 million for fiscal 2004, 2003 and 2002, respectively.

Accrued expenses and other liabilities comprise the following (in thousands):

	As of April 30,
	2004	2003
Accrued employee costs	$6,114	$6,465
Accrued royalties and adverse purchase commitment	3,392	254
Accrued professional and related fees	1,517	1,947
Accrued restructuring and severances, current	5,486	1,689
Taxes payable	2,079	585
Other	1,920	2,692

	$20,508	$13,632

Other non-current liabilities comprise the following (in thousands):

	As of April 30,
	2004	2003
Adverse purchase commitment, non-current	$4,671	$—
Mortgage loan	711	—

	$5,382	$—

In connection with our acquisition of Eigner, we assumed a commitment to purchase certain software licenses and post contract customer support with a vendor to Eigner, providing for quarterly payments denominated in Euros through fiscal 2007. As there was no future use for the software and related maintenance, an accrual for the expected loss was recorded at the time of acquisition for the adverse purchase commitment.

Mortgage loan is payable in equal quarterly installments of approximately $8,000 plus variable interest rate, which was 3.5% at April 30, 2004, until year 2027, and is collateralized by our land and building located at Egerkingen, Switzerland.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—CASH, CASH EQUIVALENTS AND INVESTMENTS:

The following are the components of cash, cash equivalents and investments (in thousands):

	As of April 30, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash, cash equivalents and short-term investments:
Government debt securities	$97,424	$18	$(55)	$97,387
Corporate debt securities	30,083	—	(25)	30,058

Total available for sale securities	127,507	18	(80)	127,445
Cash and money market funds	42,387	—	—	42,387

Total cash, cash equivalents and short-term investments	$169,894	$18	$(80)	$169,832

Long-term investments:
Government debt securities	$37,631	$11	$(145)	$37,497
Corporate debt securities	30,994	17	(119)	30,892

Total long-term investments	$68,625	$28	$(264)	$68,389

Total cash, cash equivalents, short-and long-term investments	$238,519	$46	$(344)	$238,221

	As of April 30, 2003
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash, cash equivalents and short-term investments:
Government debt securities	$138,631	$65	$—	$138,696
Corporate debt securities	52,873	32	—	52,905
Foreign debt securities	7,518	1	(5)	7,514

Total available for sale securities	199,022	98	(5)	199,115
Cash and money market funds	57,852	—	—	57,852

Total cash, cash equivalents and short-term investments	$256,874	$98	$(5)	$256,967

At April 30, 2004 and 2003, all marketable debt securities had scheduled maturities of less than two years. At April 30, 2004 and 2003, marketable debt securities totaling $70.7 million and $97.0 million, respectively, had maturities of less than three months from the date of purchase, and are classified as cash equivalents. Realized gains or losses from the sale of marketable debt securities were immaterial during fiscal year 2004, 2003 and 2002.

NOTE 5—OTHER ASSETS:

Other assets include investments in equity instruments of privately held companies, which amounted to zero as of April 30, 2004 and 2003. These investments, accounted for using the cost method and consisting primarily of investments in Preferred Stock, are reviewed each reporting period for declines considered other-than-temporary, and, if appropriate, written down to their estimated fair value.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During fiscal 2003 and 2002, we determined that such investments had incurred a decline in value that was other-than-temporary and, accordingly, we reduced the carrying amounts of these investments to their estimated fair value by a charge to other income (expense) of $3.7 million and $1.4 million in fiscal 2003 and 2002, respectively. At April 30, 2004, the carrying value of our private equity investments was zero.

Other assets also include prepaid software license fees paid to third party software developers for technology integrated into our products, which amounted to $402,000 and $1.6 million as of April 30, 2004 and 2003, respectively. We evaluate the future realization of such costs quarterly and charge to operations any amounts that we deem unlikely to be fully realized through future sales. Such prepaid software license fees are classified as current and noncurrent assets based upon the shorter of estimated product life or length of contract.

During fiscal 2004, 2003 and 2002, we determined that the carrying value of certain prepaid software license fees exceeded their net realizable value as a result of a revised forecast of future revenues prepared during the respective period showing lower than anticipated sales for the products in which third-party licensed software was embedded, and accordingly, we recorded charges related to the write-down of prepaid software license fees of $471,000, $2.7 million and $1.7 million for fiscal 2004, 2003 and 2002, respectively. These charges are included in the statement of operations under restructuring and other charges to reflect the write-down of the prepaid software license fees to its estimated net realizable value.

NOTE 6—BUSINESS COMBINATIONS:

During fiscal 2004, we acquired TRADEC, Inc. (“Tradec”) and Eigner US Inc. (“Eigner”). During fiscal 2003, we acquired ProductFactory, Inc. (“ProductFactory”) and oneREV, Inc. (“oneREV”). Each transaction was accounted for under the purchase method of accounting and, accordingly, the results of operations of each acquisition are included in the accompanying consolidated statements of operations since the acquisition date.

The net tangible assets acquired and liabilities assumed in each acquisition, as discussed further below, were recorded at their fair values, which approximated their carrying amounts at the respective acquisition dates. We determined the valuation of the identifiable intangible assets using future revenue assumptions and a valuation analysis from an independent appraiser. The amounts allocated to the identifiable intangible assets were determined through established valuation techniques accepted in the technology and software industries. In calculating the value of the acquired in-process research and development (“IPR&D”), the independent appraiser gave consideration to relevant market size and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles, and the estimated lives of each of the products derived from the underlying technology. The value of the acquired IPR&D reflects the relative value and contribution of the acquired research and development. Consideration was given to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project in determining the value assigned to the acquired IPR&D. The projects have been subsequently completed within our estimates. The amounts allocated to the acquired IPR&D were immediately expensed in the period the acquisition was completed because the projects associated with the IPR&D efforts had not yet reached technological feasibility and no future alternative uses existed for the technology. Research and development costs to bring the products acquired to technological feasibility are not expected to be significant. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the other identifiable intangible assets. Key assumptions included discount factors ranging from 19% to 31% for Eigner and Tradec and 30% to 36% for ProductFactory and oneREV, and estimates of revenue growth, maintenance renewal rates, cost of sales, operating expenses and taxes. The purchase price in excess of the identified tangible and intangible assets was allocated to goodwill.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In connection with the acquisition of Eigner, we paid approximately $1.5 million in hiring bonuses to certain persons who were employees of Eigner at the date of the acquisition. We also implemented a plan to terminate approximately 10% of the combined company workforce, for a total of 63 employees, to eliminate duplicative activities and reduce the cost structure of the combined company. The terminations included 30 Eigner employees and 33 Agile employees, and were made across all business functions and geographic regions. Net of these terminations, our overall headcount increased by 89 employees, across all business functions, as a result of the Eigner acquisition. The estimated cost for related severance, benefits, payroll taxes and other associated costs totaled $3.3 million, of which $2.2 million was related to the termination of the Eigner employees and $1.1 was related to the termination of the Agile employees. As of October 31, 2003, all employees identified in the plan had been notified. Both the hiring bonuses and the severance related costs for the Eigner employees, totaling $3.7 million, were accrued for at the time of the acquisition and have been recognized as a liability assumed in the business combination. The severance related costs for the Agile employees of $1.1 million were included in restructuring and other charges during the second quarter of fiscal 2004 (see “Note 8—Restructuring and Other Charges” for additional information). The Eigner and Agile employee termination obligations have been fully paid as of April 30, 2004.

In addition, we agreed to pay approximately $1.7 million in retention bonuses to certain persons who were employees of Eigner at the date of the acquisition and remain employees of Agile for six months. These bonuses were paid in February 2004 and were recorded as acquisition-related compensation in fiscal 2004.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate purchase price for the Eigner acquisition has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as follows (in thousands):

Tangible assets acquired:
Cash and cash equivalents	$3,015
Accounts receivable	2,478
Property and equipment	1,361
Other assets	2,098
Liabilities assumed:
Accounts payable	(5,670)
Accrued expenses and other liabilities	(12,590)
Deferred revenue	(3,956)
Identifiable intangible assets acquired:
In-process research and development	500
Other identifiable intangible assets:
Existing technology	1,300
Customer relationships	4,000
Non-compete agreements	1,200
Goodwill	25,549

Total	$19,285

ProductFactory

On March 27, 2003, we acquired all of the outstanding capital stock of ProductFactory, a product development program and portfolio management company. The acquisition reinforces our investment and commitment to our Product Portfolio Management offering, Program Execution, giving customers accelerated time-to-market, reduced costs and improved quality across the product lifecycle. The initial purchase price of $2.6 million consisted of $2.5 million in cash and $80,000 in direct transaction costs. Through April 30, 2004, an additional consideration of $1.7 million has been paid as part of earn out provisions and were recorded as goodwill. Additional consideration of up to $800,000 may be earned based upon future net revenue from sales of the product through no later than July 31, 2004. Of the initial purchase price and additional consideration, $1.9 million was allocated to net liabilities assumed, including accounts payable and other liabilities, and notes payable, and the remainder was allocated to in-process technology ($100,000), other identifiable intangible assets, consisting of developed technologies ($400,000), and goodwill ($5.7 million).

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

The amount of the purchase consideration was determined through arm’s-length negotiation. An affiliate of Mohr Davidow Ventures, who originally invested $7.2 million in oneREV and was the major stockholder,

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

received $1.3 million as its portion of the purchase consideration upon the acquisition of oneREV by us. In addition, an affiliate of Mohr Davidow Ventures was the holder of 2.7 million shares of Common Stock of Agile at the time of the transaction. Nancy Schoendorf, a general partner of Mohr Davidow Ventures, was a member of the Board of Directors of oneREV and is a member of the Board of Directors of Agile. Erik Straser, a general partner of Mohr Davidow Ventures, was a member of the Board of Directors of oneREV. Mr. Bryan D. Stolle, Chief Executive Officer and Chairman of the Board of Agile, originally invested $100,000 in exchange for shares of Preferred Stock of oneREV, and was formerly a member of the Board of Directors of oneREV. Mr. Stolle received $19,000 as his portion of the purchase consideration upon the acquisition of oneREV by Agile. Neither Ms. Schoendorf nor Mr. Stolle participated in negotiations concerning the amount of purchase consideration payable to oneREV stockholders.

Pro forma financial information

The following table presents the unaudited pro forma financial information for Tradec, Eigner, oneREV and us for fiscal 2004 and 2003, respectively, as if the acquisitions had occurred on May 1, 2002, after giving effect to certain purchase accounting adjustments (in thousands, except per share amounts):

	Fiscal Year Ended April 30,
	2004	2003
	(unaudited)
Pro forma net revenue	$104,094	$98,910

Pro forma net loss	$(23,879)	$(50,285)

Pro forma net loss per basic and diluted share	$(0.47)	$(1.00)

Pro forma shares outstanding	50,691	50,424

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

NOTE 7—GOODWILL AND INTANGIBLE ASSETS

The changes in carrying amount of goodwill during fiscal 2004 are as follows (in thousands):

Balance as of April 30, 2003	$5,150
Earnout payments to the stockholders of acquired companies (1)	1,748
Goodwill related to acquisitions (2)	27,826

Balance as of April 30, 2004	$34,724

(1)	During fiscal 2004, we paid $1.7 million of additional consideration to the former ProductFactory stockholders.
(2)	Goodwill related to our acquisition of Eigner and Tradec fiscal 2004. See “Note 6—Business Combinations” for additional information.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes the adjusted results of operations had we applied the provisions of SFAS No. 142 in fiscal 2002 (in thousands, except per share amounts):

	Fiscal Year Ended April 30,
	2004	2003	2002
Net loss as reported	$(24,095)	$(36,131)	$(34,543)
Adjustment for amortization of workforce-in-place	—	—	700

Adjusted net loss	$(24,095)	$(36,131)	$(33,843)

Net loss per basic and diluted share as reported	$(0.48)	$(0.75)	$(0.73)
Adjustment for amortization of workforce-in-place	—	—	0.02

Adjusted net loss per basic and diluted share	$(0.48)	$(0.75)	$(0.71)

Shares used in per share calculation	50,191	48,495	47,451

The components of acquired identifiable intangible assets are as follows (in thousands):

	As of April 30, 2004			As of April 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technologies	$2,600	$(720)	$1,880	$1,190	$(110)	$1,080
Customer relationships	4,482	(1,239)	3,243	—	—	—
Non-compete agreements	1,200	(867)	333	—	—	—

	$8,282	$(2,826)	$5,456	$1,190	$(110)	$1,080

All of our acquired identifiable intangible assets are subject to amortization and have approximate original estimated weighted-average useful lives as follows: Developed technologies—four years; Customer relationships—three years; Non-compete agreements—one year. No significant residual value is estimated for the intangible assets. Aggregate amortization expense for intangible assets totaled $2.8 million, $54,000 and $756,000 for fiscal 2004, 2003 and 2002, respectively.

As of April 30, 2004, the estimated future amortization expense of acquired intangible assets is as follows (in thousands):

Fiscal Years:
2005	$2,470
2006	2,138
2007	755
2008	93

$5,456

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 8—RESTRUCTURING AND OTHER CHARGES:

As a result of unfavorable global economic conditions and a reduction in information technology spending around the world throughout fiscal 2002, during the fourth quarter of fiscal 2002, we announced a worldwide restructuring program to reduce expenses to align our operations and cost structure with market conditions (the “2002 Restructuring”). During the fourth quarter of fiscal 2002, we recorded restructuring and other charges of $6.3 million related to the 2002 Restructuring, which consisted primarily of a reduction in personnel, the consolidation of excess facilities, abandonment of certain assets in connection with the consolidation of excess facilities, and a write-down of non-refundable prepaid software licenses. As of April 30, 2004, the amount remaining of the 2002 Restructuring obligations was $153,000 which represents costs related to excess facilities.

Throughout the first half of fiscal 2003, we continued to evaluate the economic conditions and initiated a further restructuring of our operations (the “2003 Restructuring”). During the second quarter of fiscal 2003, we recorded restructuring and other charges of $7.8 million related to the 2003 Restructuring, which consisted primarily of the consolidation of excess facilities, abandonment of certain assets in connection with the consolidation of excess facilities, and a write-down of non-refundable prepaid software licenses. As of April 30, 2004, the amount remaining of the 2003 Restructuring obligations was $2.4 million which represents costs related to excess facilities.

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

In connection with our acquisition of Eigner during the second quarter of fiscal 2004, we recorded additional restructuring and other charges of $1.7 million. As discussed in “Note 6—Business Combinations” under “Eigner,” we terminated 33 Agile employees, across all business functions and geographic regions and recorded a restructuring and other charge of $1.1 million for the related severance, benefits, payroll taxes and other associated costs. We recorded an additional $623,000 of other charges related to the write-down of certain other assets, including a $471,000 impairment of non-refundable prepaid software license fees for which we determined that the carrying value exceeded its net realizable value as a result of our decision to discontinue selling the products in which the third party licensed software was embedded, due to a comparable product acquired from Eigner.

As of April 30, 2004, the amount remaining of the 2004 Restructuring obligations was $4.0 million, which represents costs related to excess facilities.

Our restructuring estimates will be reviewed and revised quarterly and may result in an increase to restructuring and other charges.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Restructuring Obligations

The significant activity within and components of the restructuring and other charges as of April 30, 2004 and 2003, and during fiscal 2004 and 2003, are as follows (in thousands):

	Employee Termination Costs	Facility- Related Costs	Asset Abandonment Costs	Other Charges	Total
Restructuring obligations at April 30, 2001	$—	$—	$—	$—	$—

2002 Restructuring charges (1)	2,429	729	902	2,197	6,257
Cash payments	—	—	—	—	—
Non-cash charges	(447)		(902)	(2,197)	(3,546)

Restructuring obligations at April 30, 2002 (1)	$1,982	$729	$—	$—	$2,711

2003 Restructuring charges (1)	—	4,657	485	2,694	7,836
Cash payments	(1,982)	(1,135)	—	—	(3,117)
Non-cash charges	—	—	(485)	(2,694)	(3,179)

Restructuring obligations at April 30, 2003 (1)	$—	$4,251	$—	$—	$4,251

2004 Restructuring charges (2)	1,092	5,485	2,001	623	9,201
Cash payments	(1,092)	(3,731)	—	—	(4,823)
Non-cash charges	—	581	(2,001)	(623)	(2,043)

Restructuring obligations at April 30, 2004 (3)	$—	$6,586	$—	$—	$6,586

Included in accrued expenses and other current liabilities					$4,210
Included in accrued restructuring, non-current					2,376

					$6,586

(1)	The 2002 Restructuring and 2003 Restructuring and related obligations through April 30, 2003 were recorded in an amount equal to the gross value of the obligation without consideration to the net present value of such obligations, in accordance with EITF No. 94-3 and EITF No. 88-10.
(2)	The 2004 Restructuring charges and related obligations were recorded at fair value, after giving effect to the fair value of the related obligations, in accordance with SFAS No. 146.
(3)	The remaining facility-related obligations are expected to be paid through November 2007.

NOTE 9—INCOME TAXES:

The provision for income taxes composed of the following (in thousands):

	Fiscal Year Ended April 30,
	2004	2003	2002
Current
Federal	$—	$—	$—
State	80	32	114
Foreign	1,214	902	229

	1,294	934	343
Deferred
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Net deferred tax assets	$1,294	$934	$343

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of our profit (loss) before income tax are as follows (in thousands):

	Fiscal Year Ended April 30,
	2004	2003	2002
Domestic	$(28,555)	$(34,760)	$(34,546)
Foreign	5,754	(437)	346

	(22,801)	(35,197)	(34,200)

The reconciliation between the amount of income tax benefit determined by applying the applicable U.S. statutory income tax rate of 34% to pre-tax loss and the actual income tax is as follows:

	Fiscal Year Ended April 30,
	2004	2003	2002
Federal statutory rate	(34)%	(34)%	(34)%
State tax, net of federal impact	(7)	(7)	(13)
Acquisition and related amortization	3	1	1
Nondeductible stock compensation	6	3	—
Tax credit carryforwards generated	(1)	(1)	(2)
Write-off of acquisition related assets and impairments	—	4	1
Deferred tax assets not benefited	39	37	47

	6%	3%	—%

The components of our deferred tax assets/liabilities are as follows (in thousands):

	As of April 30,
	2004	2003
Deferred tax assets:
Depreciation and amortization	$3,447	$1,483
Reserves and accruals	13,080	11,155
Credit carryforwards	8,329	6,203
Net operating loss carryforwards	99,781	53,881

Total deferred tax asset	124,637	72,722
Less: valuation allowance	(124,637)	(72,722)

Net deferred tax assets	$—	$—

For financial reporting purposes, we have incurred a loss in each period since its inception. Based on the available objective evidence, including our history of losses, we believe it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, we provided for a full valuation allowance against our net deferred tax assets at April 30, 2004 and 2003.

At April 30, 2004, we had approximately $223.2 million of federal, $128.9 million of state and $41.4 million of foreign net operating loss, respectively. The foreign net operating loss carryforwards are subject to jurisdictional restrictions on their utilization. The net operating loss carryforwards will begin to expire in 2011 and 2004 for federal and California purposes, respectively, if not utilized. The state of California has temporarily suspended the ability to utilize California net operating losses for the 2003 tax year. Included in the net operating loss is $58.0 million of federal and $47.4 million of state net operating loss carryforwards relating to employee stock options, the benefit of which will be credited to equity when realized.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At April 30, 2004, we had federal and California research and experimentation tax credit carryforwards of approximately $4.4 million and $4.1 million, respectively. These federal tax credit carryforwards begin to expire in tax year 2011, if not utilized. The California tax credit carryforwards do not expire.

Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. The Company has not yet determined whether an ownership change occurred due to significant stock transactions in each of the reporting years disclosed. If an ownership change has occurred, utilization of the net operating loss and tax credit carryforwards could be significantly reduced.

NOTE 10—STOCKHOLDERS’ EQUITY:

Preferred Stock

We are authorized to issue 10.0 million shares of $0.001 par value Preferred Stock. Our Board of Directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. At April 30, 2004 and 2003, there were no shares issued or outstanding.

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

Restricted stock

We have previously granted stock to certain founders and employees under a restricted stock plan. This plan was terminated in June 1999. Through June 1999, we had sold 4.5 million shares of Common Stock to such founders and employees that were subject to certain repurchase rights by us. We have a right of first offer in connection with any proposed sale or transfer of these shares and have the right to repurchase these shares at the original issue price. Our right of first offer and right to repurchase such shares declines on a percentage basis, usually over four years, based on the length of the employees’ continual employment with us. At April 30, 2004, there were no shares of founders and employees restricted stock outstanding.

Certain of these and other shares were issued in exchange for notes receivable, which are full recourse and additionally collateralized by the underlying shares of Common Stock. These notes receivable are payable on various dates through April 2005 and bear interest at rates ranging from 4.5% to 7.4%. These notes receivable have been included as a component of stockholders’ equity.

In January 2003, we issued 134,000 shares of Common Stock to certain employees under restricted stock agreements. These restrictions lapse over two years, based upon the employees’ continual employment with us. In the event an employee terminates prior to the restrictions lapsing, we have the right to repurchase any unvested shares at the original issue price of $0.001 per share. At April 30, 2004, there were 120,000 shares outstanding under the restricted stock agreements, of which 35,000 shares were subject to repurchase.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The warrant expired on September 4, 2003.

Unearned stock compensation

We record unearned stock compensation when we issue restricted Common Stock or options to purchase Common Stock with exercise prices below fair value at the date of grant. Stock compensation is recognized as an expense over the applicable vesting period of the related options, generally five years, using the accelerated method of amortization. In addition, during fiscal 2004, we recorded $2.5 million of stock compensation expense related to the modification of certain stock option grants for employees we terminated.

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

During fiscal 2004, 2003 and 2002, we terminated employment of individuals for whom we had recorded unearned stock compensation and had recognized related expense. Upon termination, we record as a recovery within the statements of operations the difference between the actual expense recorded using the accelerated method and the expense that would have been recorded under the straight-line method. Accordingly, during fiscal 2004, 2003 and 2002, we reduced unearned stock compensation, which would have been amortized to future expense, by $276,000, $924,000 and $4.2 million, respectively.

Amortization of employee and non-employee stock options, and recoveries due to cancellations were as follows (in thousands):

	Fiscal Year Ended April 30,
	2004	2003	2002
Amortization—employees	$4,339	$2,512	$3,198
Amortization—non-employees	207	892	760
Recovery—employees	(264)	(772)	(3,676)

Total stock compensation	$4,282	$2,632	$282

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 11—EMPLOYEE BENEFIT PLANS:

401(k) plan

Our employee savings and retirement plan is qualified under Section 401 of the Internal Revenue Code. Employees may elect to reduce their current compensation by up to the statutory prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. We provided a 50% match to employee contributions up to $1,500 and discontinued this matching contribution in early fiscal 2004. Our employees may elect to participate in our 401(k) plan. We made contributions to the 401(k) plan in fiscal 2004, 2003 and 2002 of $124,000, $394,000 and $610,000, respectively.

Stock Plans

1995 Stock option plan

In May 1995, we adopted the 1995 Stock Option Plan (the “1995 Plan”), which, as amended, provides for the issuance of incentive and nonqualified stock options to our employees, directors and consultants. Under the 1995 Plan, 14.8 million shares have been authorized for issuance as of April 30, 2004. This reserve will be automatically increased on the first day of each fiscal year by the lesser of 1.0 million shares per year, or 5% of the number of shares of our Common Stock which were issued and outstanding on the last day of the preceding fiscal year or a number of shares determined by our Board of Directors. Options granted under the 1995 Plan are for periods not to exceed ten years and options must be issued at prices not less than 100% and 85%, for incentive and nonqualified stock options, respectively, of the estimated fair value of the stock on the date of grant. Options granted to stockholders who own greater than 10% of the outstanding stock are for periods not to exceed five years, and must be issued at prices not less than 110% of the estimated fair value of the stock on the date of grant. Options are exercisable upon grant and generally vest 25% or 20% at the end of the first year and at a rate of 1/36 or 1/48 per month thereafter such that they vest over four or five years, respectively. As of April 30, 2004, there were 909,000 shares available for issuance under the 1995 Plan.

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

Under the Purchase Plan, we issued 263,000 shares of Common Stock at an average price per share of $6.70 in fiscal 2004, 333,000 shares of Common Stock at an average price per share of $5.65 in fiscal 2003, and 307,000 shares at an average price per share of $8.50 in fiscal 2002. As of April 30, 2004, there were 3.6 million shares available for issuance under the Purchase Plan.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2000 Nonstatutory stock option plan

In February 2000, we adopted the 2000 Nonstatutory Stock Option Plan (the “2000 Plan”), which provides for the issuance of nonqualified stock options to our employees and consultants. Under the 2000 Plan, 19.5 million shares of Common Stock have been authorized for issuance. Options granted under the 2000 Plan must be issued at prices not less than 85% of the estimated fair value of our Common Stock on the date of grant. Our Board of Directors, or a committee designated Board, determines the vesting schedule and term of each grant. As of April 30, 2004, there were 7.1 million shares available for issuance under the 2000 Plan.

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

The following table summarizes activity under all stock option plans (in thousands, except for per share amount):

	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price
Balance at April 30, 2001	4,329	15,919	$26.13
Options authorized	1,000	—	—
Options granted	(5,384)	5,384	10.30
Options exercised	—	(865)	4.98
Options canceled	8,428	(8,428)	35.84
Unvested shares repurchased	239	—	—

Balance at April 30, 2002 (2,830 shares exercisable at weighted average exercise price of $17.28 per share)	8,612	12,010	13.68
Options authorized	6,000	—	—
Options granted	(8,640)	8,640	6.68
Options exercised	—	(276)	4.43
Options canceled	5,239	(5,239)	12.60
Unvested shares repurchased	29	—	—

Balance at April 30, 2003 (5,825 shares exercisable at weighted average exercise price of $12.76 per share)	11,240	15,135	10.22
Options authorized	1,000	—	—
Options granted	(6,229)	6,229	9.59
Options exercised	—	(1,215)	6.66
Options canceled	2,053	(2,053)	12.02
Unvested shares repurchased	2	—	—

Balance at April 30, 2004 (7,916 shares exercisable at weighted average exercise price of $11.53 per share)	8,066	18,096	$10.04

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of April 30, 2004, 8,000 outstanding shares of Common Stock purchased under the stock option plans were subject to repurchase at a weighted average purchase price of $2.35 per share. Upon termination of employment, unvested shares previously purchased under the plans are subject to repurchase by us at a price equal to the exercise price.

The following table summarizes the information about stock options outstanding and exercisable as of April 30, 2004 (shares in thousands, except per share data):

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price
$0.01-$5.11	2,255	7.54	$4.36	1,203	$4.40
5.41- 6.25	2,171	8.24	6.09	772	6.07
6.32- 8.34	3,041	8.51	7.55	1,279	8.01
8.41- 9.30	803	8.87	8.92	246	9.12
9.42- 9.42	2,017	9.31	9.42	339	9.42
9.50- 9.98	1,964	8.46	9.73	700	9.72
10.00-10.44	1,979	7.40	10.33	1,515	10.31
10.52-12.09	1,859	9.08	11.12	239	11.36
12.10-35.25	1,831	6.29	21.04	1,476	21.18
36.63-64.00	176	4.33	61.55	147	62.51

$0.01-$64.00	18,096	8.13	$10.04	7,916	$11.53

NOTE 12—COMMITMENTS AND CONTINGENCIES:

Lease Obligations

We have entered into non-cancelable operating leases for office space with original terms up to 128 months. The terms of certain operating leases provide for rental payments on a graduated scale. We recognize expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid. The future minimum lease payments under these leases at April 30, 2004 are as follows (in thousands):

Fiscal Year	Future Minimum Lease Payments	Less Sublease Income	Net Future Minimum Lease Payments
2005	$7,918	$1,114	$6,804
2006	3,887	327	3,560
2007	1,759	—	1,759
2008	1,170	—	1,170
2009	1,200	—	1,200
Thereafter	2,438	—	2,438

Total minimum lease payments	$18,372	$1,441	$16,931

In connection with our move to our new headquarters in San Jose, California, during the second quarter of fiscal 2004, we recorded restructuring and other charges of $7.5 million, of which $5.5 million related to the fair value of the remainder of our outstanding lease commitments for properties that we vacated in September 2003,

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

net of the fair value of estimated sublease income, and net of deferred rent of $581,000 related to the vacated properties. The fair value of the remainder of the outstanding lease commitments and the related estimated sublease income are included in the above table.

Rent expense under non-cancelable operating leases was approximately $8.8 million, net of sublease rental income of $166,000, for fiscal 2004, $4.6 million, net of sublease rental income of $697,000, for fiscal 2003, and $6.4 million, net of sublease rental income of $685,000, for fiscal 2002.

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

Litigation

On or around October 25, 2001, a class action lawsuit was filed in the Southern District of New York against Agile Software Corporation, Bryan D. Stolle and Thomas P. Shanahan (collectively the “Agile Defendants”) and several investment-banking firms that served as underwriters of our initial public offering and secondary offering. The case is now captioned In re Agile Software, Inc. Initial Public Offering Securities Litigation, 01 CIV 9413 (SAS), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS). The operative amended complaint is brought purportedly on behalf of all persons who purchased our Common Stock from August 19, 1999 through December 6, 2000. It alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

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

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other commitment

In connection with our acquisition of Eigner, we assumed a commitment to purchase consulting services from a vendor to Eigner, which provides for quarterly payments through fiscal 2007 totaling approximately $1.3 million.

NOTE 13—SEGMENT AND GEOGRAPHIC INFORMATION:

We have one operating segment, product lifecycle management solutions. We market our products in the United States and in foreign countries through our direct sales force and indirect distribution channels.

The following geographic information is presented for fiscal 2004, 2003 and 2002 (in thousands):

	Fiscal Year Ended April 30,
	2004	2003	2002
Revenues:
North America	$60,327	$52,742	$67,226
Asia-Pacific	11,811	11,460	6,107
Europe	24,167	6,307	4,438

	$96,305	$70,509	$77,771

No single customer has accounted for 10% or more of total revenues in fiscal 2004, 2003 or 2002.

NOTE 14—SUBSEQUENT EVENT (unaudited):

In May 2004, we announced a restructuring program as part of our cost-containment program. The program involves termination of employment of approximately 15% of our worldwide headcount or 77 personnel, consolidation of our facility in Tokyo, Japan and consolidation of our Chinese development centers by closing our development center in Hong Kong, China. We projected the total costs associated with this program to be ranging from $2.0 to 3.0 million.

NOTE 15—UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA:

	Quarter				Fiscal Year
	First	Second	Third	Fourth
Fiscal 2004:
Total revenues	$18,263	$24,668	$26,183	$27,191	$96,305
Gross margin	12,694	15,430	16,088	17,862	62,074
Net loss (1)	(2,675)	(15,671)	(4,038)	(1,711)	(24,095)
Net loss per basic and diluted share (1)	$(0.05)	$(0.31)	$(0.08)	$(0.04)	$(0.48)

Fiscal 2003:
Total revenues	$16,024	$17,503	$17,878	$19,104	$70,509
Gross margin	10,687	12,141	12,849	13,854	49,531
Net loss (2)	(12,348)	(15,053)	(5,688)	(3,042)	(36,131)
Net loss per basic and diluted share (2)	$(0.26)	$(0.31)	$(0.12)	$(0.06)	$(0.75)

(1)	Net loss and net loss per basic and diluted share in the second quarter of fiscal 2004 includes $7.8 million of restructuring and other charges.
(2)	Net loss and net loss per basic and diluted share in the first quarter of fiscal 2003 includes a $2.6 million write down of long-term investments. Net loss and net loss per basic and diluted share in the second quarter of fiscal 2003 includes $7.8 million of restructuring and other charges. Net loss and net loss per basic and diluted share in the third quarter of fiscal 2003 includes a $1.1 million write down of long-term investments.

Schedule II—Consolidated Valuation and Qualifying Accounts

	Balance at Beginning of Period	Provision	Amounts Written Off	Balance at End of Period
	(in thousands)
For the Year Ended April 30, 2002
Allowance for doubtful accounts	$1,250	$399	$537	$1,112
Allowance for deferred tax assets	42,751	12,972	—	55,723

	44,001	13,371	537	56,835
For the Year Ended April 30, 2003
Allowance for doubtful accounts	1,112	200	154	1,158
Allowance for deferred tax assets	55,723	16,999	—	72,722

	56,835	17,199	154	73,880
For the Year Ended April 30, 2004
Allowance for doubtful accounts	1,158	550	196	1,512
Allowance for deferred tax assets	72,722	35,143	—	107,865

	$73,880	$35,693	$196	$109,377

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.    CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.    Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer) as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file, or submit, under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b) Changes in internal controls over financial reporting.    There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Notwithstanding these limitations, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Our CEO and CFO have concluded that our controls and procedures are, in fact, effective at the “reasonable assurance” level.

PART III

Certain information required by Part III is omitted from this annual report as we will file a definitive Proxy Statement for our 2003 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

See the information set forth in the section entitled “Proposal No. 1—Election of Directors” in Agile’s Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of Agile’s fiscal year ended April 30, 2004 (the “2004 Proxy Statement”), which is incorporated herein by reference.

Code of Business Conduct and Ethics

We have adopted the Agile Software Corporation Code of Business Conduct and Ethics, a code of ethics with which every person who works for us is expected to comply. The Code of Business Conduct and Ethics is publicly available on our website under Investor Information at

http://www.agile.com/corporate/codeofconduct.asp

If any substantive amendments are made to the Code of Business Conduct and Ethics, or we grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of the amendment or waiver on our website or in a report on Form 8-K, as required by applicable laws.

ITEM 11.    EXECUTIVE COMPENSATION

See the information set forth in the section entitled “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2004 Proxy Statement, which is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

See the information set forth in the section entitled “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2004 Proxy Statement, which is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the information set forth in the section entitled “Certain Relationships and Related Transactions” in the 2004 Proxy Statement, which is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

See the information set forth in the section entitled “Principal Accountant Fees and Services” in the 2004 Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    1.    Financial Statements

See Item 8 of this Form 10-K.

2.    Financial Statement Schedules

Schedule II—Consolidated Valuation and Qualifying Accounts.

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statements or notes thereto.

3.    Exhibits

The following are filed as part of, or incorporated by reference into, this Form 10-K.

3.1		Certificate of Incorporation of Agile Software Corporation, as amended to date.(1)

3.2		Certificate of Elimination and Certificate of Amendment.(1)

3.3		Amended and Restated Bylaws of Agile Software Corporation.(2)

4.1		Specimen Common Stock Certificate.(1)

4.2

Form of Rights Agreement between Agile Software Corporation and Fleet National Bank, as Rights Agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement).(2)

10.1	*	Amended and Restated 1995 Stock Option Plan.(1)

10.2	*	1999 Employee Stock Purchase Plan.(1)

10.3	*	2000 Nonstatutory Stock Option Plan.(3)

10.4	*	Form of Indemnity Agreement between Agile Software Corporation and its directors and officers.(1)

10.5	*

Executive Retention and Severance Plan adopted by the Company on October 17, 2002 and entered into with its executive officers and certain key employees, together with forms of Participation Agreement and Release of Claims Agreement.(4)

10.6		Sublease dated May 9, 2003 made by and between Nortel Networks Inc. (as successor in interest to Alteon Web Systems), as sublandlord, and Agile Software Corporation as subtenant.(5)

23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Agile’s Registration Statement on Form S-1 (Reg. No. 333-81387), declared effective on August 19, 1999.
(2)	Incorporated by reference to Agile’s Current Report on Form 8-K (file No. 000-27071), filed on April 26, 2001.

(3)	Incorporated by reference to Agile’s Registration Statement on Form S-8 (Reg. No. 333-35416), filed on April 21, 2000.
(4)	Incorporated by reference to Agile’s Quarterly Report on Form 10-Q (file No. 000-27071), filed on December 13, 2002.
(5)	Incorporated by reference to Agile’s Annual Report on Form 10-K (file No. 000-27071), filed on July 28, 2003.
*	Management contract or compensatory plan.

(b)    Reports on Form 8-K.

We filed or furnished one Current Report on Form 8-K during the quarter ended April 30, 2004: Form 8-K furnished on February 23, 2004 reporting that we issued a press release announcing financial results for our third fiscal quarter ended January 31, 2004.

SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AGILE SOFTWARE CORPORATION

By:	/S/ CAROLYN V. AVER
Carolyn V. Aver Executive Vice President and Chief Financial Officer

Date: July 12, 2004

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ BRYAN D. STOLLE Bryan D. Stolle	Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)	July 12, 2004

/S/ CAROLYN V. AVER Carolyn V. Aver	Executive Vice President and Chief Financial Officer, (Principal Financial and Accounting Officer)	July 12, 2004

/S/ KLAUS-DIETER LAIDIG Klaus-Dieter Laidig	Director	July 12, 2004

/S/ RON E. F. CODD Ron E. F. Codd	Director	July 12, 2004

/S/ NANCY J. SCHOENDORF Nancy J. Schoendorf	Director	July 12, 2004

/S/ PAUL WAHL Paul Wahl	Director	July 12, 2004

/S/ GARETH CHANG Gareth Chang	Director	July 12, 2004

EXHIBIT INDEX

3.1		Certificate of Incorporation of Agile Software Corporation, as amended to date. (1)

3.2		Certificate of Elimination and Certificate of Amendment. (1)

3.3		Amended and Restated Bylaws of Agile Software Corporation. (2)

4.1		Specimen Common Stock Certificate. (1)

4.2

Form of Rights Agreement between Agile Software Corporation and Fleet National Bank, as Rights Agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement). (2)

10.1	*	Amended and Restated 1995 Stock Option Plan. (1)

10.2	*	1999 Employee Stock Purchase Plan. (1)

10.3	*	2000 Nonstatutory Stock Option Plan. (3)

10.4	*	Form of Indemnity Agreement between Agile Software Corporation and its directors and officers. (1)

10.5	*

Executive Retention and Severance Plan adopted by the Company on October 17, 2002 and entered into with its executive officers and certain key employees, together with forms of Participation Agreement and Release of Claims Agreement. (4)

10.6		Sublease dated May 9, 2003 made by and between Nortel Networks Inc. (as successor in interest to Alteon Web Systems), as sublandlord, and Agile Software Corporation as subtenant. (5)

23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1		Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Agile’s Registration Statement on Form S-1 (Reg. No. 333-81387), declared effective on August 19, 1999.
(2)	Incorporated by reference to Agile’s Current Report on Form 8-K (file No. 000-27071), filed on April 26, 2001.
(3)	Incorporated by reference to Agile’s Registration Statement on Form S-8 (Reg. No. 333-35416), filed on April 21, 2000.
(4)	Incorporated by reference to Agile’s Quarterly Report on Form 10-Q (file No. 000-27071), filed on December 13, 2002.
(5)	Incorporated by reference to Agile’s Annual Report on Form 10-K (file No. 000-27071), filed on July 28, 2003.
*	Management contract or compensatory plan.