Form 10-Q
period 2004-07-31
AGILE SOFTWARE CORP
filed 2004-09-08
CIK 1088653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The number of shares of common stock of the Registrant issued and outstanding as of July 31, 2004 was 52,514,420.

AGILE SOFTWARE CORPORATION

FORM 10-Q

JULY 31, 2004

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AGILE SOFTWARE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 31, 2004	April 30, 2004 (1)
ASSETS
Current assets:
Cash and cash equivalents	$119,972	$113,069
Short-term investments	54,714	56,763
Accounts receivable, net of allowance for doubtful accounts of $1,621 and $1,512 as of July 31, 2004 and April 30, 2004, respectively	21,213	19,998
Other current assets	5,728	5,356

Total current assets	201,627	195,186

Long-term investment, net	61,058	68,389
Property and equipment, net	8,519	8,696
Goodwill	34,990	34,724
Intangible assets, net	4,621	5,456
Other assets	1,994	2,186

Total assets	$312,809	$314,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,113	$4,773
Accrued expenses and other liabilities	21,106	20,508
Deferred revenue	20,022	20,104

Total current liabilities	47,241	45,385

Accrued restructuring, non-current	1,336	2,376
Other non-current liabilities	5,330	5,382

Total liabilities	53,907	53,143

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common Stock	52	52
Additional paid-in capital	545,528	544,927
Notes receivable from stockholders	(79)	(83)
Unearned stock compensation	(770)	(1,139)
Accumulated other comprehensive loss	(995)	(432)
Accumulated deficit	(284,834)	(281,831)

Total stockholders’ equity	258,902	261,494

Total liabilities and stockholders’ equity	$312,809	$314,637

(1)	Amounts as of April 30, 2004 have been derived from audited financial statements as of that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGILE SOFTWARE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended July 31,
	2004	2003
Revenues:
License	$10,314	$7,384
Service	16,167	10,879

Total revenues	26,481	18,263

Cost of revenues:
License	1,077	810
Service	7,479	4,759
Stock compensation	90	—
Amortization of intangible assets	178	—

Total cost of revenues	8,824	5,569

Gross margin	17,657	12,694

Operating expenses:
Sales and marketing:
Other sales and marketing	10,177	8,108
Stock compensation	159	540
Research and development:
Other research and development	5,315	5,284
Stock compensation	15	56
General and administrative:
Other general and administrative	2,661	1,760
Stock compensation	72	34
Amortization of intangible assets	656	—
Restructuring and other charges	2,132	—

Total operating expenses	21,187	15,782

Loss from operations	(3,530)	(3,088)
Other income:
Interest and other income, net	800	830

Loss before provision for income taxes	(2,730)	(2,258)
Provision for income taxes	273	417

Net loss	$(3,003)	$(2,675)

Net loss per share:
Basic and diluted	$(0.06)	$(0.05)

Weighted average shares	52,442	49,147

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGILE SOFTWARE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended July 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(3,003)	$(2,675)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	100	75
Depreciation and amortization	2,119	1,477
Stock compensation	336	630
Non-cash portion of restructuring and other charges	39	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,194)	246
Other assets, current and non-current	(315)	942
Accounts payable	1,270	263
Accrued expenses and other liabilities	(1,148)	(1,033)
Deferred revenue	(221)	830

Net cash provided by (used in) operating activities	(2,017)	755

Cash flows from investing activities:
Purchases of investments	(29,189)	(44,759)
Proceeds from maturities of investments	38,225	62,000
Cash paid in business combinations, net of cash acquired	(266)	(670)
Acquisition of property and equipment	(812)	(2,605)

Net cash provided by investing activities	7,958	13,966

Cash flows from financing activities:
Proceeds from issuance of common stock, net of repurchases	632	2,359
Repayment of notes receivable from stockholders	4	21

Net cash provided by financing activities	636	2,380

Effect of exchange rate changes on cash	326	—

Net increase in cash and cash equivalents	6,903	17,101
Cash and cash equivalents at beginning of period	113,069	154,852

Cash and cash equivalents at end of period	$119,972	$171,953

Supplementary disclosure of cash flows information
Cash paid during the period for taxes	$173	$414

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Summary of Significant Accounting Policies:

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Agile Software Corporation and its subsidiaries (“Agile”) have been prepared by us and reflect all adjustments (all of which, except for restructuring charges as discussed in Note 6-Restructuring and other charges, are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2004, included in our Annual Report on Form 10-K filed on July 14, 2004 with the Securities and Exchange Commission.

Concentrations of credit risk and significant customers

In the three months ended July 31, 2004, none of our customers accounted for more than 10% of our total revenue or 10% of our net accounts receivable. In the three months ended July 31, 2003, one customer accounted for 12% of our total revenue and none accounted for more than 10% of our net accounts receivable.

Stock compensation

We account for stock-based compensation for employees arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and comply with the disclosure provisions of Statement of Financial Accounting Standard (“ SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Under APB Opinion No. 25, unearned compensation is based on the difference, if any, on the date of the grant, between the fair value of our common stock and the exercise price of the stock option granted. Unearned compensation is amortized and expensed in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 28 using the accelerated method of amortization. If a stock option is unvested and cancelled due to the termination of employment of the optionee, any excess amortization recorded using the accelerated method over what would have been amortized on a straight-line basis is reversed in the period of cancellation, and classified as recovery.

We account for stock-based compensation arrangements for non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Stock compensation related to stock options granted to non-employees is recognized as an expense over the service period, generally five years.

Fair value disclosures

Under SFAS No. 123, we are required to provide pro forma information disclosing net income and earnings per share determined as if we had accounted for our stock-based compensation plans under the fair value method.

The fair value of shares and options issued pursuant to our employee stock-based compensation plans at the grant date were calculated using the Black-Scholes option pricing model as prescribed by SFAS No. 123 with the following weighted average assumptions:

	Stock Option Plans		Purchase Plan
	Three Months Ended July 31,		Three Months Ended July 31,
	2004	2003	2004	2003
Dividend yield	—	—	—	—
Expected volatility	47%	76%	47%	76%
Average risk-free interest rate	3.83%	3.38%	1.64%	1.02%
Expected life (in years)	5	5.5		.5

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option pricing models require the input of assumptions, including the expected stock price volatility. We use volatility rates based upon our historical volatility rates. Based upon the above assumptions, the weighted average fair value per share of options granted under the stock option plans during the three months ended July 31, 2004 and 2003 was $4.14 and $5.16, respectively. The weighted average fair value per share of shares subject to purchase under the employee stock purchase plan during the three months ended July 31, 2004 and 2003 was $2.72 and $2.38, respectively.

Had we recognized the fair value of our stock-based compensation plans under the provisions of SFAS No. 123, our net loss would have been increased to the pro forma amounts below for the three months ended July 31, 2004 and 2003, respectively (in thousands, except per share amounts):

	Three Months Ended July 31,
	2004	2003
Net loss as reported	$(3,003)	$(2,675)
Add: Stock-based compensation included in reported net loss	340	439
Less: Stock-based compensation under SFAS No. 123	(4,703)	(5,838)

Pro forma net loss	$(7,366)	$(8,074)

Net loss per basic and diluted share as reported	$(0.06)	$(0.05)

Pro forma net loss per basic and diluted share	$(0.14)	$(0.16)

Unearned stock compensation

We record unearned stock compensation when we issue restricted common stock or options to purchase common stock with exercise prices below fair value at the date of grant. Stock compensation is recognized as an expense over the applicable vesting period of the related options, generally five years, using the accelerated method of amortization.

We remeasure the fair value of these options at each reporting period prior to vesting and then finally at the vesting dates of these options. As a result, stock compensation for non-employees fluctuates with the movement in the fair value of our common stock.

During the three months ended July 31, 2004 and 2003, we terminated employment of individuals for whom we had recorded unearned stock compensation and had recognized related expense on an accelerated basis. Upon termination, we record as a recovery within the statements of operations the difference between the actual expense recorded using the accelerated method and the expense that would have been recorded under the straight-line method. Additionally, during the three months ended July 31, 2004 and 2003, the termination of these individuals reduced unearned stock compensation, which would have been amortized to future expense, by $33,000 and $45,000, respectively.

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amortization of employee and non-employee stock options, and recoveries due to cancellations were as follows (in thousands):

	Three Months Ended July 31,
	2004	2003
Amortization - employees	$342	$493
Amortization - non-employees	(4)	191
Recovery - employees	(2)	(54)

Total stock compensation	$336	$630

Note 2—Net Loss Per Share;

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is the same as basic net loss per share because the calculation of diluted net loss per share excludes potential dilutive shares of common stock since their effect is anti-dilutive. Potentially dilutive shares of common stock consist of unvested restricted common stock and shares of common stock issuable upon the exercise of outstanding stock options and warrants.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended July 31,
	2004	2003
Numerator:
Net loss	$(3,003)	$(2,675)

Denominator:
Weighted average shares	52,466	49,316
Weighted average unvested shares of restricted common stock subject to repurchase	(24)	(169)

Denominator for basic and diluted calculation	52,442	49,147

Net loss per share:
Basic and diluted	$(0.06)	$(0.05)

The following table sets forth, as of the dates indicated below, potential dilutive shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive (in thousands):

	Three Months Ended July 31,
	2004	2003
Warrants to purchase common stock	—	50
Unvested common stock subject to repurchase	23	158
Options to purchase common stock	19,769	14,787

Total shares excluded	19,792	14,995

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3—Comprehensive Loss:

Comprehensive loss, which is reflected as a component of stockholders’ equity, includes net loss, unrealized gains or losses on investments, and foreign currency translation adjustments, as follows:

	Three Months Ended July 31,
	2004	2003
Net loss	$(3,003)	$(2,675)
Other comprehensive loss:
Unrealized loss on investments	(344)	(163)
Foreign currency translation adjustment	(219)	—

Other comprehensive loss	$(563)	$(163)

Total comprehensive loss	$(3,566)	$(2,838)

Note 4—Business Combinations:

During fiscal 2004, we acquired TRADEC, Inc. (“Tradec”) and Eigner US Inc. (“Eigner”). Each transaction was accounted for under the purchase method of accounting and, accordingly, the results of operations of each acquisition are included in the accompanying unaudited condensed consolidated statements of operations for all periods or partial periods subsequent to their respective acquisition date.

The net tangible assets acquired and liabilities assumed in each acquisition, as discussed further below, were recorded at their fair values, which approximated their carrying amounts at the respective acquisition dates. We determined the valuation of the identifiable intangible assets using future revenue assumptions and a valuation analysis from an independent appraiser. The amounts allocated to the identifiable intangible assets were determined through established valuation techniques accepted in the technology and software industries. In calculating the value of the acquired in-process research and development (“IPR&D”), the independent appraiser gave consideration to relevant market size and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles, and the estimated lives of each of the products derived from the underlying technology. The value of the acquired IPR&D reflects the relative value and contribution of the acquired research and development. Consideration was given to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project in determining the value assigned to the acquired IPR&D. The amounts allocated to the acquired IPR&D were immediately expensed in the period the acquisition was completed because the projects associated with the IPR&D efforts had not yet reached technological feasibility and no future alternative uses existed for the technology. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the other identifiable intangible assets. Key assumptions used in analyzing the expected cash flows from the other identifiable intangible assets included discount rates ranging from

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

19% to 31% for Eigner and Tradec, and our estimates of revenue growth, maintenance renewal rates, cost of sales, operating expenses and taxes. The purchase price in excess of the identified tangible and intangible assets was allocated to goodwill.

Tradec

On September 30, 2003, we acquired all of the outstanding capital stock of Tradec, which develops cost management software solutions that enable manufacturing companies to reduce direct material costs, increase productivity and improve supplier performance. The acquisition enhances our current cost management offering by leveraging Tradec’s domain expertise for addressing key aspects of direct materials cost and performance management. We delivered increased analytics capabilities and supplier collaboration for our customers to drive product profitability. The financial terms of the transaction were not material to our financial statements.

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

In connection with the acquisition of Eigner, we paid approximately $1.5 million in hiring bonuses to certain persons who were employees of Eigner at the date of the acquisition. We also implemented a plan to terminate approximately 10% of the combined company workforce, for a total of 63 employees, to eliminate duplicative activities and reduce the cost structure of the combined company. The terminations included 30 Eigner employees and 33 Agile employees, and were made across all business functions and geographic regions. Net of these terminations, our overall headcount increased by 89 employees, across all business functions, as a result of the Eigner acquisition. The estimated cost for related severance, benefits, payroll taxes and other associated costs totaled $3.3 million, of which $2.2 million was related to the termination of the Eigner employees and $1.1 was related to the termination of the Agile employees. Both the hiring bonuses and the severance related costs for the Eigner employees, totaling $3.7 million, were accrued for at the time of the acquisition and have been recognized as a liability assumed in the business combination. The severance related costs for the Agile employees of $1.1 million were included in restructuring and other charges during the second quarter of fiscal 2004 (see “Note 6—Restructuring and Other Charges” for additional information). The Eigner and Agile employee termination obligations were fully paid as of April 30, 2004.

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

Eigner
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

Pro forma financial information

The following table presents the unaudited pro forma financial information for Eigner, Tradec, and us for the three months ended July 31, 2003, as if the acquisitions had occurred on May 1, 2003, after giving effect to certain purchase accounting adjustments (in thousands, except per share amounts):

Three Months Ended July 31, 2003
Pro forma net revenue	$25,350

Pro forma net loss	$(5,589)

Pro forma net loss per basic and diluted share	$(0.11)

Pro forma shares outstanding	50,942

These results are presented for illustrative purposes only and are not necessarily indicative of the actual operating results or financial position that would have occurred if the transactions had been consummated on May 1, 2003.

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5—Goodwill and Intangible Assets:

Goodwill

The change in carrying amount of goodwill for the three months ended July 31, 2004, is as follows (in thousands):

Balance as of April 30, 2004	$34,724
Earnout payments (1)	266

Balance as of July 31, 2004	$34,990

(1)	During the three months ended July 31, 2004, we paid $266,000 of additional consideration to the former ProductFactory stockholders, an acquisition by the Company completed on March 27, 2003.

Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer subject to amortization. Rather, we evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable.

Intangible Assets

The components of acquired identifiable intangible assets are as follows (in thousands):

	July 31, 2004			April 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Developed technologies	$2,600	$(897)	$1,703	$2,600	$(720)	$1,880
Customer relationships	4,482	(1,596)	2,886	4,482	(1,239)	3,243
Non-compete agreements	1,200	(1,167)	32	1,200	(867)	333

	$8,282	$(3,660)	$4,621	$8,282	$(2,826)	$5,456

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

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of July 31, 2004, the estimated future amortization expense of acquired identifiable intangible assets is as follows (in thousands):

Fiscal Years:

2005 (remaining nine months)	$1,635
2006	2,138
2007	755
2008	93

Total	$4,621

Note 6—Restructuring and Other Charges:

From time to time during Agile’s existence, management has initiated various restructurings of the Company’s operating capabilities and capacity. These restructurings have been taken primarily in response to redundant or excess capacity brought about by acquisitions and/or significant changes in economic conditions and market demand. Based on the economic environment during the first half of fiscal 2003, we initiated a further restructuring of our operations (the “2003 Restructuring”). During the second quarter of fiscal 2003, we recorded restructuring and other charges of $7.8 million related to the 2003 Restructuring, which consisted primarily of the consolidation of excess facilities, abandonment of certain assets in connection with the consolidation of excess facilities, and a write-down of non-refundable prepaid software licenses. As of July 31, 2004, the amount remaining of the 2003 Restructuring obligations was $2.1 million, which represents costs related to excess facilities.

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

In connection with our acquisition of Eigner during the second quarter of fiscal 2004, we recorded additional restructuring and other charges of $1.7 million. As discussed in “Note 4—Business Combinations” under “Eigner,” we terminated 33 Agile employees, across all business functions and geographic regions and recorded a restructuring and other charge of $1.1 million for the related severance, benefits, payroll taxes and other associated costs. We recorded an additional $623,000 of other charges related to the write-down of certain other assets, including a $471,000 impairment of non-refundable prepaid software license fees for which we determined that the carrying value exceeded its net realizable value as a result of our decision to discontinue selling the products in which the third party licensed software was embedded. As of July 31, 2004, the amount remaining of the 2004 Restructuring obligations was $3.3 million, which represents costs related to excess facilities.

In the first quarter of fiscal 2005, we announced a further restructuring involving termination of employment of approximately 15% of our worldwide headcount and consolidation of our Chinese development centers into a single location. We recorded restructuring and other charges of $2.1 million. As of July 31, 2004, the amount remaining of the 2005 Restructuring obligation was $1.2 million, which primarily represents costs related to severance and excess facilities.

Our restructuring estimates will be reviewed and revised quarterly and may result in an increase to restructuring and other charges.

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summary of Restructuring Obligations

The significant activity within and components of the restructuring and other charges as of July 31, 2004 are as follows (in thousands):

	Employee Termination Costs	Facility- Related Costs	Asset Abandonment Costs	Other Charges	Total
Restructuring obligations at April 30, 2004	$—	$6,586	$—	$—	$6,586

2005 Restructuring charges (1)	1,642	366	10	113	2,131
Cash payments	(818)	(1,164)	—	(79)	(2,061)
Non-cash charges	—	—	(10)	—	(10)

Restructuring obligations at July 31, 2004 (2)	$824	$5,788	$—	$34	$6,646

Included in accrued expenses and other current liabilities					$5,310
Included in accrued restructuring, non-current					1,336

					$6,646

(1)	The 2005 restructuring charges and related obligations were recorded at fair value, after giving effect to the fair value of the related obligations, in accordance with SFAS No. 146.
(2)	The remaining employee termination obligations and other charges are expected to be paid through the quarter ended April 30, 2005. The remaining facility-related obligations are expected to be paid through the quarter ended January 31, 2008.

Note 7—Commitments and Contingencies:

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

Litigation

On or around October 25, 2001, a class action lawsuit was filed on behalf of holders of Agile securities in the Southern District of New York against Agile Software Corporation, Bryan D. Stolle and Thomas P. Shanahan (collectively the “Agile Defendants”) and others including underwriters Morgan Stanley and Deutsche Bank Securities. The case is now captioned In re Agile Software, Inc. Initial Public Offering Securities Litigation, 01 CIV 9413 (SAS), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS).

On or about April 19, 2002, plaintiffs electronically served an amended complaint. The amended complaint is brought purportedly on behalf of all persons who purchased the Company’s common stock from August 19, 1999 through December 6, 2000. It names as defendants the Agile Defendants; and several investment banking firms that served as underwriters of the Company’s initial public offering and secondary offering. The complaint alleges

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

The Company is aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. On July 15, 2002, the Agile Defendants (as well as all other issuer defendants) filed a motion to dismiss the complaint. On February 19, 2003, the Court ruled on the motions to dismiss. The Court denied the motions to dismiss claims under the Securities Act of 1933 in all but 10 of the cases. In the case involving the Company, these claims were dismissed as to the initial public offering, but not the secondary offering. The Court denied the motion to dismiss the claim under Section 10(a) of the Securities Exchange Act of 1934 against the Company and 184 other issuer defendants, on the basis that the amended complaints in these cases alleged that the respective issuers had acquired companies or conducted follow-on offerings after the initial public offerings. As a consequence, the Court denied the motion to dismiss the Section 20(a) claims against the individual defendants. The motion to dismiss the Section 10(a) claims was granted with prejudice as to the individual defendants.

The Company has decided to accept a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Agile Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Agile Defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the limits of the insurance coverage, a circumstance which the Company does not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement.

We are also subject to various other claims arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition or results of operations.

Note 8—Segment and Geographic Information:

We have one operating segment, enterprise class product lifecycle management solutions. We market our products in the United States and in foreign countries through our direct sales force and through indirect distribution channels.

The following geographic information is presented for the three-months ended July 31, 2004 and 2003 (in thousands, except percentages):

	Three Months Ended July 31,		As percentage of total revenue Three Months Ended July 31,
	2004	2003	2004	2003
Revenues:
North America	$17,298	$13,974	65%	77%
Europe	6,981	1,730	26	9
Asia-Pacific	2,202	2,559	9	14

	$26,481	$18,263	100%	100%

As of July 31, 2004, our long-lived assets are primarily located in North America.

Item 2. Management’s Discussion & Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended). Such statements are based upon current expectations that involve risks and uncertainties, and we undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances occurring after the date of this report. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ materially from those reflected in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed below under “Risk Factors,” as well as in the “Risk Factors” section included in our Annual Report on Form 10-K, filed on July 14, 2004 with the Securities and Exchange Commission. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. Our fiscal year ends on April 30 of each year.

Business Overview

We develop and sell an integrated suite of product lifecycle management (“PLM”) software products and offer related business consulting and implementation services. Our solutions enable our customers to accelerate their time-to-market and revenue, reduce costs, improve product quality, ensure regulatory compliance and drive innovation throughout the product lifecycle. Alcatel, Apple Computers, Boeing Service Company, Dell Computer Products, Flextronics International, GE Medical, Haemonetics, Hitachi Corporation, Johnson and Johnson, LeapFrog Enterprises, Lockheed Martin Missile and Fire Control, Magna Steyr, Siemens A&D, QUALCOMM Corporation and ZF are among the nearly 1200 customers that have licensed Agile PLM solutions.

We believe that understanding the following key developments is helpful to an understanding of our overall business.

Increased Product Breadth

We sold our first PLM product in 1996. At that time, our offering consisted of a single product. Over time, we have added features and functionality to our existing products as well as new products, both through internal development and acquisition. In January 2004, we began shipping Agile 9, our most comprehensive PLM product offering to date. Agile 9 provides extensive new features and capabilities, as well as an enterprise technology platform providing customers a broader, deeper PLM solution. Our solution now includes the following products/product suites: Agile Product Collaboration/ Product Data Management, which manages key product information such as bills of materials, documentation and change orders; Agile Product Portfolio Management, which manages programs and projects; Agile Product Cost Management, which provides cost information both internally and to and from external partners; Agile Product Service & Improvement, which integrates product quality and regulatory information; Agile Product Governance & Compliance, which enables organizations to manage product compliance against external standards and regulatory requirements; Agile Product Catalog, which provides a central repository for storing and aggregating technical product information; Agile Requirements Management, which facilitates product requirements management and planning processes; Agile Configuration Management, which links configuration information to product serial numbers; Agile Maintenance, Repair & Overhaul, which enables manufacturers to plan and execute maintenance, repair and overhaul activities; and Agile Engineering Collaboration, which manages complex design databases created by design automation (CAD) and document authoring tools.

Expanded Industry Focus

We were initially focused on solutions targeted principally for customers operating in the electronics and high technology and, to a lesser extent, medical device industries. As we have grown our business and expanded our product suite, we have also expanded our industry focus. While the electronics and high technology industry still represent the single largest industry for us, we now have significant customers in all of the following industries:

•	Electronics and high technology;

•	Industrial products;

•	Life sciences; and

•	Others.

Improved Geographic Balance

We have made significant strides toward geographically balancing our business.

•	Revenues. For the three months ended July 31, 2004, revenues from customers located outside of North America represented 35% of total revenues, which compares to only 23% for the prior-year period. While we expect this mix to vary from period to period, we expect to continue to see a reasonably balanced geographic distribution of revenues in future periods.

•	Product Development. In addition to our development activities in San Jose, we established development centers in India and China in fiscal 2003 and, as a result of our acquisition of Eigner (as discussed below), we now have a development center in Germany.

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

Through the acquisition of ProductFactory, Inc. we acquired what is now our Product Portfolio Management product. Through the acquisition of Eigner we acquired what is now our Product Catalog, Requirements Management, Configuration Management, Engineering Collaboration and Maintenance, Repair and Overhaul products. Eigner also provided us with a stronger presence in the industrial products industries as well as in certain geographic markets such as the Central European region. The acquisition of oneRev, Inc. and TRADEC, Inc. provided additional functionality to our existing products as well as new customers. The results of all of these acquisitions are included in our statements of operations beginning as of the respective acquisition date.

Restructurings

We have taken a number of actions to reduce our expense levels to better align our operations and cost structure with current and anticipated market conditions, as follows:

•	Throughout the first half of fiscal 2003, we evaluated the economic conditions and initiated a restructuring of our operations. During the second quarter of fiscal 2003, we recorded restructuring and other charges of $7.8 million, primarily related to the consolidation of additional excess facilities, the abandonment of additional property and equipment and the further impairment of certain non-refundable prepaid license fees;

•	During the second quarter of fiscal 2004, in connection with our move to our new headquarters in San Jose, California, we recorded restructuring and other charges of $7.5 million, primarily related to our outstanding lease commitments for properties that we vacated in September 2003 and the abandonment of certain long-lived assets;

•	During the second quarter of fiscal 2004, in connection with our acquisition of Eigner, we recorded additional restructuring and other charges of $1.7 million primarily related to a reduction of our workforce by 33 employees, the elimination of duplicative activities and reduction of the cost structure of the combined company (see “Note 6 Restructuring and Other Charges” to our unaudited condensed consolidated financial statements); and

•	Also during the first quarter of fiscal 2005, we terminated approximately 15% of our worldwide headcount and consolidated our Chinese development centers into a single location. In connection with these actions, we recorded restructuring and other charges of $2.1 million.

Overview of Our Results

We derive revenues from the license of software products under software license agreements and from the delivery of associated professional and maintenance services. Our license revenues are comprised of fees charged for the use of our products licensed under perpetual or term-based arrangements. Our service revenue is comprised of fees charged for implementation services and fees charged for post-contract customer support (i.e., technical support and product updates). Our implementation services are typically provided over a period of three to six months subsequent to the signing of a software license arrangement. Post-contract customer support is generally purchased at the time of initial license purchase, and renewed annually thereafter. Post-contract customer support revenue is recognized ratably over the support period, generally 12 months.

Throughout fiscal 2004, 2003 and 2002, the primary factor that has negatively impacted our operations and financial performance has been weak demand for enterprise software resulting from the continuing weakness of the global and U.S. economies. Weak economic conditions persisted through most of fiscal 2004. Beginning in the fourth quarter of fiscal 2004, we began to see early evidence of strengthening demand for our products, particularly in North America. Signs of strengthening demand in North America continued in the first quarter. Demand outside of North America was somewhat soft primarily as a result of the general business slowdown in Europe during the summer months. While it is still too early to determine if this slow improvement in demand will continue, we continue to believe that demand has stabilized and is returning to positive growth later in the fiscal year.

Although our operations and financial performance were directly and adversely impacted by the economic factors described above, we were able to achieve the following results:

•	We recorded total revenues for the first quarter of fiscal 2005 of $26.5 million, a 45% increase from total revenues of $18.3 million in the first quarter of fiscal 2004.

•	We maintained a cash and investments balance as of July 31, 2004 of $235.7 million.

•	We completed our integration of Eigner operationally across all functional areas, and several of our customers have begun to implement integrated Agile/Eigner solutions.

•	In January 2004, we delivered our most comprehensive product release to-date, Agile 9. This product release provides extensive new features and capabilities, as well as an enterprise technology platform providing customers a broader, deeper PLM solution.

Critical Accounting Policies

We have prepared our condensed consolidated financial statements in accordance with accounting principals generally accepted in the United States of America. In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our reported revenues, loss from operations, and net loss, as well as on the value of certain assets and liabilities on our balance sheet. These estimates, assumptions and judgments about future events and their effects on our results cannot be determined with certainty, and are made based upon our historical experience and on other assumptions that are believed to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. The discussion and analysis of our financial condition and results of operations are based upon these statements. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition, allowance for doubtful accounts and sales returns, investments, prepaid software license fees, restructuring reserves, sales commission, stock options and warrants, and business combinations and acquired intangible assets, which are described below. In addition, please refer to Note 1 of our unaudited condensed consolidated financial statements for further discussion of our significant accounting policies.

Additional information about these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2004. There have been no changes to these critical accounting policies subsequent to April 30, 2004.

Results of Operations

The following table sets forth selected unaudited condensed consolidated financial data for the periods indicated, expressed as a percentage of total revenues.

	Three Months Ended July 31,
	2004	2003
Revenues:
License	39%	40%
Service	61	60

Total revenues	100	100

Cost of revenues:
License	4	4
Service	28	26
Stock compensation	—	—
Amortization of intangible assets	1	—

Total cost of revenues	33	30

Gross margin	67	70

Operating expenses:
Sales and marketing:
Other sales and marketing	38	44
Stock compensation	1	3
Research and development:
Other research and development	20	29
Stock compensation	—	1
General and administrative:
Other general and administrative	10	10
Stock compensation	—	—
Amortization of intangible assets	3	—
Restructuring and other charges	8	—

Total operating expenses	80	87

Loss from operations	(13)	(17)
Other income:
Interest and other income, net	3	4

Loss before provision for income taxes	(10)	(13)
Provision for income taxes	1	2

Net loss	(11)%	(15)%

Comparison of the Three Months Ended July 31, 2004 and 2003

Revenues

Total revenues for the three months ended July 31, 2004 increased by 45% from the prior-year period. This increase was primarily attributable to increases in both license and service revenue as the result of our acquisition of Eigner as well as the growth from our new products to existing and new customers in North America.

During the three months ended July 31, 2004, no one customer accounted for more than 10% of total revenues. During the three months ended July 31, 2003, one customer accounted for 12% of total revenues.

Our revenues by geographic region for the three months ended July 31, 2004 and 2003 are as follows (in thousands, except percentages):

	Three Months Ended July 31,		As percentage of total revenue Three Months Ended July 31,
	2004	2003	2004	2003
Revenues:
North America	$17,298	$13,974	65%	77%
Europe	6,981	1,730	26	9
Asia-Pacific	2,202	2,559	9	14

	$26,481	$18,263	100%	100%

During the three months ended July 31, 2004 and 2003, revenues from customers located outside of North America were approximately 35% and 23% of total revenues, respectively. Revenues from customers located outside of North America during the three months ended July 31, 2004 were derived primarily from sales to customers in Europe and, to a lesser extent, the Asia-Pacific region. Revenues from customers located outside of North America during the three months ended July 31, 2003 were derived primarily from sales to customers in the Asia-Pacific region and, to a lesser extent, Europe. The increases in sales to customers located outside of North America during the three months ended July 31, 2004 compared to the prior-year period was primarily related to our acquisition of Eigner, whose customer base was largely located in Europe.

License Revenue

	Three Months Ended July 31, 2004	Change		Three Months Ended July 31, 2003
		$	%
	(in thousands, except percentages)
License revenue	$10,314	$2,930	40%	$7,384
As a percentage of total revenues	39%			40%

The increase in license revenue in absolute dollars during the three-month ended July 31, 2004 when compared to the prior-year period was primarily due to increases in sales of our newer products to new and existing customers, as well as the addition of Eigner products and customers. The decrease in license revenue as a percentage of total revenues during the three-month period ended July 31, 2004 compared to the same period in the prior year was primarily due to a more significant increase in service revenue as discussed below.

Service Revenue

	Three Months Ended July 31, 2004	Change		Three Months Ended July 31, 2003
		$	%
	(in thousands, except percentages)
Professional service	$5,749	$3,097	117%	$2,652
Maintenance	10,418	2,191	27	8,227

Total service revenue	$16,167	$5,288	49%	$10,879

As a percentage of total revenues	61%			60%

Service revenue includes fees, and to a lesser extent, reimbursable expenses earned in connection with consulting, software implementation and training services we provide to our customers as well as fees from software maintenance agreements we offer. The increase in service revenue in absolute dollars and as a percentage of total revenues during the three-months ended July 31, 2004 compared to the prior-year period was primarily due to our acquisition of Eigner, whose revenue mix was weighted more heavily toward professional service and maintenance, combined with an increase in North American implementation services as we are now selling a broader suite of products. In addition, maintenance revenue increased due to year over year growth of our installed customer base. We expect that service revenue will increase or decrease as our license revenue increases or decreases.

Cost of Revenues

Cost of License Revenue

	Three Months Ended July 31, 2004	Change		Three Months Ended July 31, 2003
		$	%
	(in thousands, except percentages)
Cost of license revenue	$1,077	$267	33%	$810
As a percentage of license revenue	10%			11%

Our cost of license revenue includes license fees due to third parties for technology integrated into or sold with our products, and the cost of order fulfillment such as shipping and packaging.

The increase in cost of license revenue in absolute dollars during the three months ended July 31, 2004 when compared to the prior-year period was primarily due to our overall increase in license revenue. The decrease in cost of license revenue as a percentage of license revenue reflects the fact that Agile 9 relies on less embedded third-party software than did the earlier version of our products.

For the three months ending October 31, 2004, we expect cost of license revenue in absolute dollars to track our overall license revenue. For such period, we expect cost of license revenue as a percentage of license revenue to either remain comparable to, or decrease slightly when compared with our results for the three months ended July 31, 2004. Over the longer term, we expect cost of license revenue as a percentage of license revenue to decrease from our historic levels due to the lower cost of third-party software embedded in our Agile 9 product. Actual results may fluctuate somewhat depending upon the amount of non-embedded third-party software sold in any particular period.

Cost of Service Revenue

	Three Months Ended July 31, 2004	Change		Three Months Ended July 31, 2003
		$	%
	(in thousands, except percentages)
Cost of service revenue	$7,479	$2,720	57%	$4,759
As a percentage of service revenue	46%			44%

Our cost of service revenue includes salaries and related expenses for the implementation, training services, and customer support organizations, costs of third parties contracted to provide implementation services to customers and an allocation of overhead expenses, including rent, information technology and other overhead expenses. In addition, cost of service revenue includes support and upgrade fees paid to third parties with respect to the third-party software integrated into or sold with our products for which our customers have purchased support from us.

The increase in cost of service revenue in absolute dollars during the three months ended July 31, 2004 when compared to the prior-year period was primarily related to: (a) $1.4 million in increased personnel-related costs (including compensation and benefits, travel expenditures, and facilities and depreciation expense) resulting from an increase in service organization headcount, to a large extent due to the addition of the Eigner workforce; and (b) $1.0 million in incremental costs associated with third-party service providers we relied on to meet increased demand, particularly in regions where we have limited services resources. The increase in cost of service revenue as a percentage of service revenue during the period was primarily a result of higher proportion of professional service revenue in the current-year period.

For the three months ending October 31, 2004, we expect cost of service revenue in absolute dollars to track with our service revenue and as a percentage of service revenue to be generally consistent with the results achieved in the three months ended July 31, 2004.

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

As a result of our restructuring efforts, as discussed further under “Restructuring and Other Charges” below, we realized significant reduction in our operating expenses during the three months ended July 31, 2004. Specifically, during the three-months ended July 31, 2004, our aggregate facilities and depreciation expenses decreased $543,000, when compared to the same period in the prior year. Significant portions of these costs savings are reflected in the Sales and Marketing, Research and Development and General and Administrative operating expenses through decreased facilities and depreciation expenses.

Sales and Marketing

The following table sets forth a summary of our sales and marketing expenses in absolute dollars and expressed as a percentage of total revenues for the three months ended July 31, 2004 and 2003, excluding the stock compensation which is explained separately under “Stock Compensation (Recovery)” below.

	Three Months Ended July 31, 2004	Change		Three Months Ended July 31, 2003
		$	%
	(in thousands, except percentages)
Sales and marketing, excluding stock compensation	$10,177	$2,069	26%	$8,108
As a percentage of total revenues	38%			44%

In addition to the common recurring expenditures mentioned above, our sales and marketing expenses include expenditures specific to the sales group, such as sales related commissions and bonuses, and expenditures specific to the marketing group, such as public relations and advertising, trade shows, marketing collateral and materials, and customer user group meetings, net of fees assessed, if any, for attendance.

The increase in sales and marketing expenses, excluding stock compensation, in absolute dollars during the three-months ended July 31, 2004 when compared to the prior-year period was primarily related to $2.2 million in increased personnel-related costs. These costs increased primarily as a result of increased commissions associated with higher revenues and, to a lesser extent, an increase in the number of sales and marketing employees, primarily due to the addition of the Eigner workforce. Related expenses such as traveling and training also increased. These increases in expenses were partially offset by a $134,000 decrease in facilities and depreciation expenses, as well as reductions in marketing and advertising.

For the three months ending October 31, 2004, we expect sales and marketing expenses, excluding stock compensation, in absolute dollars to increase or decrease in direct proportion to increases or decreases in our license revenue.

Research and Development

The following table sets forth a summary of our research and development expenses in absolute dollars and expressed as a percentage of total revenues for the three months ended July 31, 2004 and 2003, excluding stock compensation which is explained separately under “Stock Compensation (Recovery)” below.

	Three Months Ended July 31, 2004	Change		Three Months Ended July 31, 2003
		$	%
	(in thousands, except percentages)
Research and development, excluding stock compensation	$5,315	$31	1%	$5,284
As a percentage of total revenues	20%			29%

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

The increase in research and development expenses, excluding stock compensation, in absolute dollars during the three months ended July 31, 2004 when compared to the prior-year period was primarily related to (a) $263,000 in increased outside consultant fees related to our new product initiatives and (b) $132,000 in increased compensation and benefits resulting from the additions of the Eigner workforce. These increased expenses were partially offset by the consolidation of our Chinese development centers into a single location and by $231,000 in decreased facilities and depreciation expenses, as a result of our restructurings discussed above.

For the three months ending October 31, 2004, we expect research and development expenses, excluding stock compensation, in absolute dollars to remain essentially flat compared to our results for the three months ended July 31, 2004.

General and Administrative

The following table sets forth a summary of our general and administrative expenses in absolute dollars and expressed as a percentage of total revenues for the three months ended July 31, 2004 and 2003, excluding stock compensation which is explained separately under “Stock Compensation (Recovery)” below.

	Three Months Ended July 31, 2004	Change		Three Months Ended July 31, 2003
		$	%
	(in thousands, except percentages)
General and administrative, excluding stock compensation	$2,661	$901	51%	$1,760
As a percentage of total revenues	10%			10%

In addition to the common recurring expenditures mentioned above, our general and administrative expenses consist primarily of compensation and benefits costs for executive, finance, human resources, legal and administrative personnel, bad debt expense, and other costs associated with being a publicly held company, including SEC and Sarbanes-Oxley compliance and director compensation.

The increase in general and administrative expenses, excluding stock compensation, in absolute dollars during the three months ended July 31, 2004 when compared to the prior-year period was primarily related to: (a) $510,000 in increased compensation and benefits, resulting from an increase in the number of general and administrative employees, primarily due to the addition of the Eigner workforce; and (b) $299,000 in increased outside consultant fees primarily related to Sarbanes-Oxley compliance activities.

For the three months ending October 31, 2004, we expect general and administrative expenses, excluding stock compensation, to increase in absolute dollars and as a percentage of revenue when compared with our results for the three months ended July 31, 2004 primarily due to additional costs related to initiatives undertaken in connection with compliance with the Sarbanes-Oxley Act and new rules implemented by the Securities and Exchange Commission.

Stock Compensation

	Three Months Ended July 31, 2004	Change		Three Months Ended July 31, 2003
		$	%
	(in thousands, except percentages)
Stock compensation (recovery):
Cost of revenues	$90	$90	100%	$—
Sales and marketing	159	(381)	(71)	540
Research and development	15	(41)	(73)	56
General and administrative	72	38	112	34

Total stock compensation	$336	$(294)	(47)%	$630
As a percentage of total revenues	1%			4%

Stock compensation expenses include the amortization of unearned employee stock compensation, stock compensation as a result of modifications to the terms of certain stock option grants, and options issued to non-employees, offset by recoveries associated with the impact of the reversal of accelerated amortization on unvested options cancelled in connection with employee terminations. The fair value of stock options granted to non-employees is recognized as an expense as the underlying stock options vest. We are required to remeasure the fair value of these options at each reporting period prior to vesting and then finally at the vesting dates of these options. As a result, the stock compensation for non-employees fluctuates with the movement in the fair value of our common stock.

The decrease in stock compensation expense in absolute dollars during the three months ended July 31, 2004 when compared to the prior-year period was primarily related to: (a) $150,000 in decreased employee-related stock compensation, primarily due to lower amortization amounts in later periods as a result of using the accelerated method of amortization; and (b) $195,000 in decreased stock compensation recognized on stock options granted to non-employees in prior periods, as the fair value for the unvested portion of these stock options has decreased and lower amortization amounts in later periods as a result of using the accelerated method of amortization. These amounts were partially offset by a decrease of $51,000 in recoveries recognized from the reversal of accelerated amortization on options cancelled in connection with employee terminations.

As of July 31, 2004, the estimated future amortization expense of unearned stock compensation is as follows (in thousands):

Fiscal Year
2005 (remaining nine months)	$473
2006	226
2007	58
2008	10
2009	3

$770

Amortization of Intangible Assets

	Three Months Ended July 31, 2004	Change		Three Months Ended July 31, 2003
		$	%
	(in thousands, except percentages)
Amortization of goodwill and other intangible assets	$834	$834	100%	$—
As a percentage of total revenues	4%			—

During fiscal 2004 we made selective acquisitions of assets and businesses, including certain intangible assets. Intangible assets consist of developed technologies, customer relationships, and non-compete agreements acquired as part of our acquisitions described above. Intangible assets are subject to amortization and have original estimated weighted-average useful lives ranging from one to four years. No significant residual value is estimated for the intangible assets.

The components of acquired identifiable intangible assets are as follows (in thousands):

	July 31, 2004			April 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Developed technologies	$2,600	$(897)	$1,703	$2,600	$(720)	$1,880
Customer relationships	4,482	(1,596)	2,886	4,482	(1,239)	3,243
Non-compete agreements	1,200	(1,167)	32	1,200	(867)	333

	$8,282	$(3,660)	$4,621	$8,282	$(2,826)	$5,456

As of July 31, 2004, the estimated future amortization expense of acquired intangible assets is as follows (in thousands):

Fiscal Years:
2005 (remaining nine months)	$1,635
2006	2,138
2007	755
2008	93

Total	$4,621

We may continue purchasing assets or businesses to accelerate industry or geographic expansion, or increase the features and functions of our products available to our customers. These purchase transactions may result in the creation of additional intangible assets that leads to a corresponding increase in our amortization expense in future periods. In addition, in connection with preparing financial statements for each reporting period, we analyze whether our intangible assets have been impaired and should be written down or off. Our future operating performance could be impacted by the future amortization and/or impairment of intangible assets.

Restructuring and Other Charges

	Three Months Ended July 31, 2004	Change		Three Months Ended July 31, 2003
		$	%
	(in thousands, except percentages)
Restructuring and other charges	$2,132	$2,132	100%	$—
As a percentage of total revenues	8%			—

From time to time during Agile’s existence, management has initiated various restructurings of the Company’s operating capabilities and capacity. These restructurings have been taken primarily in response to redundant or excess capacity brought about by acquisitions and/or significant changes in economic conditions and market demand. Based on the economic environment during the first half of fiscal 2003, we initiated a further restructuring of our operations (the “2003 Restructuring”). During the second quarter of fiscal 2003, we recorded restructuring and other charges of $7.8 million related to the 2003 Restructuring, which consisted primarily of the consolidation of excess facilities, abandonment of certain assets in connection with the consolidation of excess facilities, and a write-down of non-refundable prepaid software licenses. As of July 31, 2004, the amount remaining of the 2003 Restructuring obligations was $2.1 million, which represents costs related to excess facilities.

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

In connection with our acquisition of Eigner during the second quarter of fiscal 2004, we recorded additional restructuring and other charges of $1.7 million. As discussed further in “Note 4—Business Combinations” of the notes to our unaudited condensed consolidated financial statements under “Eigner,” we terminated 33 Agile employees, across all business functions and geographic regions and recorded a restructuring and other charge of $1.1 million for the related severance, benefits, payroll taxes and other associated costs. We recorded an additional $623,000 of other charges related to the write-down of certain other assets, including a $471,000 impairment of non-refundable prepaid software license fees for which we determined that the carrying value exceeded its net realizable value as a result of our decision to discontinue selling the products in which the third party licensed software was embedded. As of July 31, 2004, the amount remaining of the 2004 Restructuring obligations was $3.3 million, which represents costs related to excess facilities.

In the first quarter of fiscal 2005, we announced a restructuring program as part of our cost-containment program (the “2005 Restructuring”). The program involved terminating the employment of approximately 15% of our worldwide headcount and consolidating our Chinese development centers into a single location. We recorded restructuring and other charges of $2.1 million. As of July 31, 2004, the amount remaining of the 2005 Restructuring obligation was $1.2 million, which primarily represents costs related to severance and excess facilities.

Our restructuring estimates will be reviewed and revised quarterly and may result in an increase to restructuring and other charges.

Summary of Restructuring Obligations

The significant activity within and components of the restructuring and other charges as of and for the three months ended July 31, 2004 are as follows (in thousands):

	Employee Termination Costs	Facility- Related Costs	Asset Abandonment Costs	Other Charges	Total
Restructuring obligations at April 30, 2004	$—	$6,586	$—	$—	$6,586

2005 Restructuring charges (1)	1,642	366	10	113	2,131
Cash payments	(818)	(1,164)	—	(79)	(2,061)
Non-cash charges	—	—	(10)	—	(10)

Restructuring obligations at July 31, 2004 (2)	$824	$5,788	$—	$34	$6,646

Included in accrued expenses and other current liabilities					$5,310
Included in accrued restructuring, non-current					1,336

					$6,646

(1)	The 2005 Restructuring charges and related obligations were recorded at fair value, after giving effect to the fair value of the related obligations, in accordance with SFAS No. 146.
(2)	The remaining employee termination obligations and other charges are expected to be paid through the quarter ended April 30, 2005. The remaining facility-related obligations are expected to be paid through the quarter ended January 31, 2008.

Interest and Other Income (Expense), Net

	Three Months Ended July 31, 2004	Change		Three Months Ended July 31, 2003
		$	%
	(in thousands, except percentages)
Interest and other income, net	$800	$(30)	(4)%	$830
As a percentage of total revenues	3%			4%

Interest and other income, net consists of interest earned on cash, cash equivalents, and investments as well as foreign exchange transaction gains and losses and other miscellaneous non-operating transactions.

The decrease in interest and other income, net during the three months ended July 31, 2004 compared to the prior-year period was due to lower average cash and investment balances during the period. See “Liquidity and Capital Resources” below.

Provision for Income Taxes

	Three Months Ended July 31, 2004	Change		Three Months Ended July 31, 2003
		$	%
	(in thousands, except percentages)
Provision for income taxes	$273	$(144)	(35)%	$417
As a percentage of total revenues	1%			2%

Our provision for income taxes primarily reflects taxes associated with our international operations, since we incurred net losses in all periods presented. The decrease in the provision for income taxes in absolute dollars during the three months ended July 31, 2004 when compared to the prior-year period was related to a decrease in foreign withholding taxes. Other than the provision for foreign taxes, and to a lesser extent, provision for state income taxes, no provision for income taxes has been recorded since our inception because we have incurred net losses in all periods. We have recorded a valuation allowance for the full amount of our net deferred tax assets, including our net operating loss carryforwards and tax credits, as sufficient uncertainty exists regarding our ability to realize the deferred tax asset balance.

Liquidity and Capital Resources

Overview

Our principal source of liquidity consists of cash, cash equivalents and investments, as follows (in thousands):

	As of July 31,
	2004	2003
Cash and cash equivalents	$119,972	$113,069
Short-term and long-term investments	115,772	125,152

	$235,744	$238,221

Our cash, cash equivalents, and investments are placed with high credit quality financial institutions, commercial companies and government agencies in order to limit the amount of credit exposure. As of July 31, 2004, our working capital was $154.4 million and our days sales outstanding (“DSO”) was 73 days.

Cash Flows

In summary, our cash flows were as follows (in thousands):

	Three Months Ended July 31,
	2004	2003
Net cash provided by (used in) operating activities	$(2,017)	$755
Net cash provided by investing activities	7,958	13,966
Net cash provided by financing activities	636	2,380

Cash used in operating activities during the three months ended July 31, 2004 was primarily due to our net loss for the period of $3.0 million, adjusted for non-cash items of $2.6 million, and a net decrease of approximately $1.6 million in working capital. Non-cash items include a provision for doubtful accounts, depreciation and amortization, stock compensation, and the non-cash portion of restructuring and other charges. The net decrease in working capital primarily consisted of increases in accounts receivable (as a result of increased revenues) and payment of accrued restructuring costs and purchase commitments. These items were partially offset by charges incurred as a result of the 2005 Restructuring and increases in accounts payable (primarily related to timing of payment). Cash provided by operating activities during the three months ended July 31, 2003 was primarily due to our non-cash items of $2.2 million, and a net increase of approximately $1.2 million in working capital, offset by our net loss for the period of $2.7 million. The net increase in working capital primarily consisted of decreases in other assets and accounts receivable (as a result of improved cash collections) and increases in deferred revenue and accounts payable.

Cash provided by investing activities during the three months ended July 31, 2004 consisted of $9.0 million of net maturities of short-term and long-term investments, partially offset by $812,000 of purchases of property and equipment and $266,000 of cash paid in earn-out payments to the stockholders of ProductFactory. Cash provided by investing activities during the three months ended July 31, 2003 consisted of $17.2 million of net maturities of short-term investments, offset by $2.6 million of purchases of property and equipment, primarily computer hardware and software and furniture and fixtures, and $670,000 of net cash paid in business combinations.

Cash provided by financing activities in the three months ended July 31, 2004 and 2003 was primarily due to the issuance of common stock associated with the exercise of stock options and our employee stock purchase plan totaling $632,000 and $2.4 million, respectively.

We anticipate that our operating expenses, particularly sales and marketing and research and development expenses, will constitute a material use of our cash resources over the next quarter, partially offset by anticipated collections of accounts receivable. In addition, we may utilize cash resources to fund acquisitions of or investments in complimentary businesses, technologies or product lines. We believe that our existing cash, cash equivalents and investments, together with our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months.

Recent Accounting Pronouncements

In March 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method currently used by the Company and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the Company’s consolidated statement of operations. The recommended effective date of the proposed standard is currently for fiscal years beginning after December 15, 2004. Should this proposed statement be finalized in its current form, it will have a significant impact on the Company’s consolidated statement of operations, as the Company will be required to expense the fair value of its stock option grants and stock purchases under the Company’s employee stock purchase plan.

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”). The consensus clarifies the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. This consensus is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The Company does not believe that this consensus will have a material impact on its consolidated results of operations.

RISK FACTORS

If any of the events described in the following risk factors occur, our business, financial condition and/or results of operations would likely suffer. In that event, the trading price of our common stock could decline. Any forward-looking statements set forth in this Report should be considered in light of the factors discussed below.

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

We recently began shipping, and customers have recently begun implementing, Agile 9. In the course of customer implementation activities with which we have been involved to date, we have encountered what we believe to be ordinary errors of the type generally associated with a new release of major software programs. There can be no assurance that material errors will not come to light as implementation activities continue and expand. Software errors, if significant, or market perception that our software is not fully ready for production use—whether accurate or not—could result in (i) lost or delayed revenue and market acceptance, (ii) injury to our reputation, (iii) increased service and warranty costs, including the potential need to provide services at reduced fees or no charge at all in order to address customer concerns, and (iv) claims or litigation for breach of contract or warranty. Any of these adverse consequences, either alone or in conjunction with others, could have a material negative impact on our business and results of operations.

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

Our Quarterly Operating Results Fluctuate and Are Difficult to Predict. The Timing of Large Orders is More Unpredictable. Our Expenses are Relatively Fixed in the Short Term. Unpredicted Revenue Shortfalls Could Disproportionately and Adversely Affect Operating Results. If Our Future Results Are Below the Expectations of Public Market Analysts or Investors, the Price of Our Common Stock May Decline Significantly

Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future. Our products have an unpredictable and generally lengthy sales cycle. The timing of large orders, which continue to account for a significant percentage of our total license revenues, remains unpredictable as a result of the overall economic conditions and cautious capital spending by businesses. If any large order anticipated for a particular quarter is not realized in that quarter, we may experience an unplanned shortfall in revenues. In contrast, our expense levels are relatively fixed in the near term and are based in part on expectations of future revenues. As a result, a revenue shortfall from estimated levels can cause a disproportionately adverse impact on our operating results for the quarter in which the revenue shortfall occurs.

Due to these and other factors, we believe that period-to-period comparisons of our results of operations may not be meaningful and, therefore, should not be relied upon as indicators of our future performance. It is possible that in some future periods our results of operations may be below the expectations of public market analysts and investors. If this were to occur, the price of our common stock would likely decline significantly.

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

We Have Many New Sales Representatives Who May Take Time to Reach Productivity which could Result in Lost or Delayed Sales

We sell our products primarily through our direct sales force. Late in fiscal 2003 we began to reorganize our sales organizations, starting first with North America and then internationally. As a result of these changes, many of our account executives are relatively new to Agile and we need to attract and retain additional qualified sales people, particularly internationally. It generally takes three to six months for a new account executive to become productive and could take nine to twelve months to become fully productive. Changes in account executives can also result in the need to reestablish relationships with existing customers. This can result in dissatisfaction, and lost or delayed sales as customers become accustomed to their new account executives. In addition, a significant number of Eigner sales personnel joined Agile as a result of the Eigner acquisition. Training these individuals on the Agile products and the Agile sales personnel on the products acquired with Eigner is a substantial undertaking and is still ongoing. The ability of our entire sales force to effectively sell our full suite of products will be critical to our growth. If the new members of our sales team are unable to quickly become fully productive, if we cannot attract additional qualified sales people, or if we cannot successfully cross-train our expanded sales force in our full suite of products, it may be difficult for us to sell our products, we may lose sales opportunities and market share, take longer to close anticipated sales, and experience a shortfall in revenues.

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

Competition Among Providers of Product Lifecycle Management Software May Increase, Which Could Cause Us to Reduce Prices, and Result in Reduced Gross Margins or Loss of Market Share

We believe that the market for product lifecycle management solutions is becoming increasingly competitive due to a number of factors, including: (i) entry of new competitors; (ii) alliances among existing competitors; (iii) alliances between our competitors and systems integrators; and (iv) consolidation in the product lifecycle management software industry. In addition, as a result of the increasing availability of offshore software development resources efforts, we have begun to face additional competition from customers’ and prospective customers’ custom development efforts.

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

We Have Significantly Expanded Our International Operations. This Exposes Us to Risks Inherent in International Business Activities.

In May 2002, we began establishing research and development operations in India and China and in August 2003, through our acquisition of Eigner, we began significant operations in Germany. We also have sales offices located in many additional locations. In addition to the increase in our international operations, we also are beginning to derive an increasing portion of our revenues from customers located outside of the United States. For example, during the three months ended July 31, 2004, revenues from customers located outside of North America were approximately 35% of total revenues. In contrast, revenues from customers outside of the North America during the prior-year period represented only 23% of total revenues. We expect both our operations and revenues from outside of North America to continue to represent an increasing portion of our overall operations and revenues, respectively.

Our recent and expected international expansion subjects us to a number of risks associated with conducting operations internationally, including:

•	Difficulties in managing geographically disparate operations;

•	Longer sales cycles associated with educating foreign customers on the benefits of using our products;

•	Greater difficulty and longer time in collecting accounts receivable from customers located abroad;

•	Difficulty in providing customer support for our software in multiple time zones;

•	The need to develop our software in multiple foreign languages;

•	Difficulties in enforcing agreements through non-U.S. legal systems;

•	Unexpected changes in regulatory requirements that may limit our ability to export our software or sell into particular jurisdictions or impose multiple conflicting tax laws and regulations;

•	Political and economic instability, civil unrest or war;

•	Terrorist activities that impact international commerce;

•	Difficulties in protecting our intellectual property rights, particularly in countries where the laws and practices do not protect proprietary rights to as great an extent as do the laws and practices of the United States;

•	Changing laws and policies affecting economic liberalization, foreign investment, currency convertibility or exchange rates, taxation or employment; and

•	Nationalization of foreign owned assets, including intellectual property.

In addition, prior to the acquisition of Eigner, most of our revenues have been denominated in United States dollars. In both Europe and Japan, an increasing portion of our revenues is denominated in local currencies (Euro and Yen, respectively). As a result, we are exposed to greater risks in currency fluctuations. We currently do not engage in foreign exchange hedging activities, and therefore our international revenues and expenses are currently subject to the risks of foreign currency fluctuations. For example, we assumed a Euro-denominated obligation in connection with our acquisition of Eigner. As a result of the Euro strengthening against the U.S Dollar during fiscal 2004, we recorded an unrealized loss from foreign currency translation of $639,000.

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

If Our Service Revenue Continues to Increase As a Percentage of Total Revenues, Our Gross Margins Could Decrease, Adversely Affecting Our Operating Results; We Currently Perform Some of Our Implementations on a Fixed-Price Basis, Which Could Cause Us to Incur More Costs Than We Expect

We realize lower margins on service revenue than on license revenues. As a result, if, as has happened recently, service revenue increase as a percentage of total revenues, or, if we increase our use of third parties to provide such services, our gross margins may decline and our operating results may be adversely affected.

In addition, we may at times charge customers a fixed fee for installation services. If we underestimate the amount of time or resources required to install our products in fixed-fee situations, our gross margins could decline, adversely impacting our operating results.

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

Our Efforts to Expand Sales of Our Products to Other Industries May Not Succeed

We currently sell our products primarily to companies in the electronics and high technology and life sciences industries. We also market products to customers in additional industries, including automotive, aerospace and industrial equipment. Although we have targeted enterprises in these other markets as potential customers, these potential customers may not be as willing to purchase our products as our customers in the high technology and life sciences industries have been. Targeting additional industries requires us to invest significant amounts in sales and marketing activities, including developing product positioning and market messages, and possibly developing features or functionality specific to the unique requirements of such industries. If we are unable to expand into other industries and markets, we may not recover this investment. In addition, if we are not able to expand into other industries, we may be unable to maintain or increase sales of our software.

We Have a History of Losses and May Not Achieve or Maintain Profitability

Since inception, we have funded our business primarily through selling our stock, not from cash generated from our business. We have incurred quarterly and annual losses in each of the years since we were formed. We incurred losses of $3.0 million and $2.7 million for the three months ended July 31, 2004 and 2003, respectively. As of July 31, 2004, we had an accumulated deficit of approximately $284.8 million. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses, as well as substantial non-cash costs relating to the amortization of intangible assets and stock compensation which will contribute to our net losses.

For the three months ended July 31, 2004, we achieved modestly profitable non-GAAP operating results (excluding stock compensation, restructuring and other charges, and amortization of intangible assets). Sustaining non-GAAP profitable results, and achieving profitable GAAP results, will depend upon a combination of careful expense management coupled with higher revenue levels. Many of our expenses are relatively fixed in the short term and there can be no assurance that we will be able to maintain expenses at target levels. There can also be no assurance that our revenues will increase. As a result, there can be no assurance that we will achieve break-even or profitable operations or, once achieved, that we would be able to sustain or increase profitability on a quarterly or annual basis in the future.

The Impact of Changes in Global Economic Conditions on Our Current and Potential Customers May Adversely Affect our Revenues and Results of Operations

Our operating results have been adversely affected over the past few years by the reduced levels of capital spending and by the overall weak economic conditions affecting our current and potential customers. The economic environment that we faced in fiscal 2004 was uncertain, and that uncertainty continues in fiscal 2005. Because customers and potential customers are deferring and may continue to defer major infrastructure investments until general economic conditions improve, we may be especially prone to this weak economy, particularly as it relates to large license transactions. Although we have begun to see early evidence of strengthening demand, this trend may not continue and could even reverse, which could adversely impact our business for at least the new few quarters.

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

We may, from time to time, be subject to claims of infringement of other parties’ proprietary rights or claims that our own intellectual property rights are invalid. There has been a substantial amount of litigation in the software industry regarding intellectual property rights. It is possible that, in the future, third parties may claim that our current or potential future products infringe their intellectual property. We expect that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims as the number of products and competitors in our industry grows and the functionality of PLM products begins to overlap with other software applications. Any infringement claims made against us, with or without merit, could be time-consuming, result in costly litigation, cause product shipment delays or negative publicity. In addition, if our products were found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements in order to continue to be able to sell our products. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or acceptable at all.

The Market Price of our Common Stock Has Been and May Continue to Be Volatile, Which Could Result in Substantial Losses for Individual Security Holders

The market price for our common stock has been, and is likely to continue to be, highly volatile. During the three months ended July 31, 2004, the high and low closing sales prices of our common stock were $8.82 and $7.00, respectively. Our stock price is subject to wide fluctuations in response to factors, some of which will be beyond our control.

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

Legislative Action and Potential New Accounting Pronouncements are Likely to Cause our General and Administrative Expenses to Increase

In order to comply with the Sarbanes-Oxley Act of 2002, as well as recent changes to listing standards by NASDAQ, and proposed accounting changes by the Securities and Exchange Commission, we will be required to hire additional personnel and utilize additional outside legal, accounting and advisory services. We currently anticipate that these efforts will cost at least $1 million during fiscal 2005, which will cause our general and administrative costs to increase. Moreover, in the rapidly changing regulatory environment in which we now operate, there is significant uncertainty as to what will be required to comply with many of the new rules and regulations. As a result, we may be required to spend substantially more than we currently estimate, and may need to divert resources from other activities, as we develop our compliance plans.

Investor Confidence and Share Value May Be Adversely Impacted if We Are Unable to Favorably Assess, or Our Independent Registered Public Accountants Are Unable to Provide an Unqualified Attestation Report on Our Assessment of, the Effectiveness of Our Internal Control Over Financial Reporting As of the End of Fiscal Year 2005 as Required by Section 404 of the Sarbanes-Oxley Act of 2002.

An effective system of internal control over financial reporting is necessary for us to provide reliable financial reports. Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of our assessment by our independent registered public accountants. This requirement will first apply to our Annual Report on Form 10-K for the fiscal year ending April 30, 2005. The rules governing the standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation. Although we are diligently reviewing, documenting and testing our internal control over financial reporting, we may encounter problems or delays in completing the implementation of any changes necessary to receive a favorable assessment of our internal control over financial reporting under the new standards. If we cannot complete our internal processes, or our independent registered public accountants are unable to provide an unqualified attestation report on our assessment of, the effectiveness of our internal control over financial reporting, investor confidence and share value may be negatively impacted.

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

Provisions Contained in Our Charter Documents and in Certain Anti-Takeover Measures Adopted By Us May Delay or Prevent a Change in Our Control

Provisions of our Delaware certificate of incorporation and bylaws and of Delaware law could make it more difficult for a third party to acquire us, even if a change in control would be beneficial to our stockholders. These provisions also may prevent changes in our management. We are subject to the provisions of Section 203 of the Delaware General Corporation Law, which restricts certain business combinations with interested stockholders. The combination of these provisions may inhibit a non-negotiated merger or other business combination.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We develop and market our products in North America, Europe, and the Asia-Pacific region. As a result of our non-North American business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. In second half of fiscal 2004, we started to sell our products through some of our foreign subsidiaries, including those in Europe, Japan and Taiwan, in their functional currencies. This provides some natural hedging because most of the subsidiaries’ operating expenses are denominated in their functional currencies. Regardless of this natural hedging, our results of operations may be adversely impacted by the exchange rate fluctuation. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions.

Interest Rate Risk

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since all of our investments are in instruments with maturities of less than two years. The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our entire portfolio of cash in money market funds and investments classified as “available-for-sale.” In general, money market funds and investments with maturities of less than two years are not subject to significant market risk because the interest paid on such funds fluctuates with the prevailing interest rate. Because our mortgage arrangement is based on variable rates of interest, our interest expense is sensitive to changes in interest rates. Since these obligations represent a small percentage of our total capitalization, we believe that there is not a material risk exposure.

The table below represents principal (or notional) amounts and related weighted-average interest rates by year of maturity of our investment portfolio (in thousands, except interest rates).

	Maturing within 12 months	Maturing between 1 and 2 years	Thereafter	Total
Cash equivalents	$67,628	$—	$—	$67,628
Weighted average interest rate	1.59%	—%	—%	1.59%
Investments	$54,714	$61,058	$—	$115,772
Weighted average interest rate	1.68%	2.06%	—%	1.88%

Total investment securities	$122,342	$61,058	$—	$183,400

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

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation described above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

On or around October 25, 2001, a class action lawsuit was filed on behalf of holders of Agile securities in the Southern District of New York against Agile Software Corporation, Bryan D. Stolle and Thomas P. Shanahan (collectively the “Agile Defendants”) and others including underwriters Morgan Stanley and Deutsche Bank Securities. The case is now captioned In re Agile Software, Inc. Initial Public Offering Securities Litigation, 01 CIV 9413 (SAS), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS).

On or about April 19, 2002, plaintiffs electronically served an amended complaint. The amended complaint is brought purportedly on behalf of all persons who purchased the Company’s common stock from August 19, 1999 through December 6, 2000. It names as defendants the Agile Defendants; and several investment banking firms that served as underwriters of the Company’s initial public offering and secondary offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

The Company is aware that similar allegations have been made in other lawsuits filed in the Southern District of New York challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. On July 15, 2002, the Agile Defendants (as well as all other issuer defendants) filed a motion to dismiss the complaint. On February 19, 2003, the Court ruled on the motions to dismiss. The Court denied the motions to dismiss claims under the Securities Act of 1933 in all but 10 of the cases. In the case involving the Company, these claims were dismissed as to the initial public offering, but not the secondary offering. The Court denied the motion to dismiss the claim under Section 10(a) of the Securities Exchange Act of 1934 against the Company and 184 other issuer defendants, on the basis that the amended complaints in these cases alleged that the respective issuers had acquired companies or conducted follow-on offerings after the initial public offerings. As a consequence, the Court denied the motion to dismiss the Section 20(a) claims against the individual defendants. The motion to dismiss the Section 10(a) claims was granted with prejudice as to the individual defendants.

The Company has decided to accept a settlement proposal presented to all issuer defendants. In this settlement, plaintiffs will dismiss and release all claims against the Agile Defendants, in exchange for a contingent payment by the insurance companies collectively responsible for insuring the issuers in all of the IPO cases, and for the assignment or surrender of control of certain claims the Company may have against the underwriters. The Agile Defendants will not be required to make any cash payments in the settlement, unless the pro rata amount paid by the insurers in the settlement exceeds the limits of the insurance coverage, a circumstance which the Company does not believe will occur. The settlement will require approval of the Court, which cannot be assured, after class members are given the opportunity to object to the settlement.

We are also subject to various other claims and legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission Of Matters To A Vote Of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits And Reports On Form 8-K

(a)	Exhibits

3.1	Certificate of Incorporation of Agile Software Corporation, as amended to date. (1)

3.2	Certificate of Elimination and Certificate of Amendment. (1)

3.3	Amended and Restated Bylaws of Agile Software Corporation. (2)

4.1	Specimen Common Stock Certificate. (1)

4.2	Form of Rights Agreement between Agile Software Corporation and Fleet National Bank, as Rights Agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement). (2)

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Agile’s Registration Statement on Form S-1 (Reg. No. 333-81387), declared effective on August 19, 1999.
(2)	Incorporated by reference to Agile’s Current Report on Form 8-K (file No. 000-27071), filed on April 26, 2001.

(b)	We filed or furnished the following reports on Form 8-K during the quarter ended July 31, 2004:

(i)	Form 8-K furnished on May 25, 2004 reporting that we issued a press release announcing financial results for our fourth quarter and year ended April 30, 2004.

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

Date: September 8, 2004