Form 10-Q
period 2004-10-31
AGILE SOFTWARE CORP
filed 2004-12-09
CIK 1088653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The number of shares of common stock of the Registrant issued and outstanding as of October 31, 2004 was 52,771,836.

AGILE SOFTWARE CORPORATION

FORM 10-Q

OCTOBER 31, 2004

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AGILE SOFTWARE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31, 2004	April 30, 2004 (1)
ASSETS
Current assets:
Cash and cash equivalents	$139,103	$113,069
Short-term investments	52,710	56,763
Accounts receivable, net of allowance for doubtful accounts of $1,603 and $1,512 as of October 31, 2004 and April 30, 2004, respectively	20,708	19,998
Other current assets	5,871	5,356

Total current assets	218,392	195,186

Long-term investment, net	43,992	68,389
Property and equipment, net	8,807	8,696
Goodwill	35,485	34,724
Intangible assets, net	4,055	5,456
Other assets	1,337	2,186

Total assets	$312,068	$314,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,165	$4,773
Accrued expenses and other current liabilities	16,778	16,298
Accrued restructuring, current	4,187	4,210
Deferred revenue	17,382	20,104

Total current liabilities	45,512	45,385

Accrued restructuring, non-current	913	2,376
Other non-current liabilities	5,167	5,382

Total liabilities	51,592	53,143

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock	53	52
Additional paid-in capital	547,068	544,927
Notes receivable from stockholders	(77)	(83)
Unearned stock compensation	(564)	(1,139)
Accumulated other comprehensive loss	(1,078)	(432)
Accumulated deficit	(284,926)	(281,831)

Total stockholders’ equity	260,476	261,494

Total liabilities and stockholders’ equity	$312,068	$314,637

(1)	Amounts as of April 30, 2004 have been derived from audited financial statements as of that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGILE SOFTWARE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Revenues:
License	$11,206	$8,243	$21,520	$15,627
Service	17,011	16,425	33,178	27,304

Total revenues	28,217	24,668	54,698	42,931

Cost of revenues:
License	1,164	976	2,241	1,786
Service	7,960	7,794	15,439	12,553
Stock compensation	53	52	143	52
Acquisition-related compensation	—	256	—	256
Amortization of intangible assets	177	160	355	160

Total cost of revenues	9,354	9,238	18,178	14,807

Gross margin	18,863	15,430	36,520	28,124

Operating expenses:
Sales and marketing:
Other sales and marketing	11,037	9,563	21,214	17,671
Stock compensation	85	2,133	244	2,673
Research and development:
Other research and development	5,507	5,892	10,822	11,176
Stock compensation	8	56	23	112
General and administrative:
Other general and administrative	2,693	2,501	5,354	4,261
Stock compensation	51	457	123	491
Acquisition-related compensation	—	562	—	562
Amortization of intangible assets	390	756	1,046	756
Acquired in-process research and development	—	500	—	500
Restructuring and other charges	—	9,201	2,132	9,201

Total operating expenses	19,771	31,621	40,958	47,403

Loss from operations	(908)	(16,191)	(4,438)	(19,279)
Other income:
Interest and other income, net	1,078	763	1,878	1,593

Income (loss) before provision for income taxes	170	(15,428)	(2,560)	(17,686)
Provision for income taxes	262	243	535	660

Net loss	$(92)	$(15,671)	$(3,095)	$(18,346)

Net loss per share:
Basic and diluted	$(0.00)	$(0.31)	$(0.06)	$(0.37)

Weighted average shares	52,677	51,248	52,560	50,197

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGILE SOFTWARE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended October 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(3,095)	$(18,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process technology	—	500
Provision for doubtful accounts	175	175
Depreciation and amortization	3,900	3,703
Stock compensation	533	3,328
Non-cash portion of restructuring and other charges	39	2,043
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(571)	(1,490)
Other assets, current and non-current	117	1,977
Accounts payable	2,213	(1,821)
Accrued expenses and other liabilities	(2,422)	4,243
Deferred revenue	(2,942)	(3,533)

Net cash used in operating activities	(2,053)	(9,221)

Cash flows from investing activities:
Purchases of investments	(317,864)	(139,665)
Proceeds from maturities of investments	346,150	119,805
Cash paid in business combinations, net of cash acquired	(788)	(2,471)
Acquisition of property and equipment	(2,167)	(6,110)

Net cash provided by (used in) investing activities	25,331	(28,441)

Cash flows from financing activities:
Payment of acquired capital lease obligations	—	(718)
Proceeds from issuance of common stock, net of repurchases	2,183	6,415
Repayment of notes receivable from stockholders	6	92

Net cash provided by financing activities	2,189	5,789

Effect of exchange rate changes on cash	567	(84)

Net increase (decrease) in cash and cash equivalents	26,034	(31,957)
Cash and cash equivalents at beginning of period	113,069	154,852

Cash and cash equivalents at end of period	$139,103	$122,895

Supplementary disclosure of cash flows information
Cash paid during the period for taxes	$199	$217

Non-cash investing activities
Common Stock issued in business combination	$—	$15,634

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

Concentrations of credit risk and significant customers

In the three and six months ended October 31, 2004 and 2003, none of our customers accounted for more than 10% of our total revenue. As of October 31, 2004 and April 30, 2004, none of our customers accounted for more than 10% of our net accounts receivable.

Stock compensation

We account for stock-based compensation arrangements for employees in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and comply with the disclosure provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Under APB Opinion No. 25, unearned compensation is based on the difference, if any, on the date of the grant, between the fair value of our common stock and the exercise price of the stock option granted. Unearned compensation is amortized and expensed in accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 28 using the accelerated method of amortization. If a stock option is unvested and cancelled due to the termination of employment of the optionee, any excess amortization recorded using the accelerated method over what would have been amortized on a straight-line basis is reversed in the period of cancellation, and classified as recovery.

We account for stock-based compensation arrangements for non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Under SFAS 123, the fair value of options issued to non-employees are calculated using the Black-Scholes option pricing model and are recognized as an expense over the applicable service period of the related options using the accelerated method of amortization. As of July 31, 2004, we have fully amortized the expense related the fair value of options issued to non-employees.

Fair value disclosures

Under SFAS No. 123, we are required to provide pro forma information disclosing net income and earnings per share determined as if we had accounted for our stock-based compensation plans under the fair value method.

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of options issued pursuant to our employee stock-based compensation plans at the grant date were calculated using the Black-Scholes option pricing model as prescribed by SFAS No. 123 with the following weighted average assumptions:

	Stock Option Plans
	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Dividend yield	—	—	—	—
Expected volatility	46%	67%	47%	68%
Average risk-free interest rate	3.33%	3.27%	3.59%	3.28%
Expected life (in years)	5	5	5	5

	Purchase Plan
	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Dividend yield	—	—	—	—
Expected volatility	45%	67%	46%	72%
Average risk-free interest rate	1.79%	1.04%	1.72%	1.03%
Expected life (in years)	.5	.5	.5	.5

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the use of assumptions, including the expected stock price volatility. We use volatility rates based upon our historical volatility rates. Based upon the above assumptions, the weighted average fair value per share of options granted under the stock option plans during the three months ended October 31, 2004 and 2003 was $4.23 and $5.00, respectively. The weighted average fair value per share of options granted under the stock option plans during the six months ended October 31, 2004 and 2003 was $4.16 and $5.02, respectively. The weighted average fair value per share of shares subject to purchase under the employee stock purchase plan during the three months ended October 31, 2004 and 2003 was $2.29 and $2.89, respectively. The weighted average fair value per share of shares subject to purchase under the employee stock purchase plan during the six months ended October 31, 2004 and 2003 was $2.49 and $2.61, respectively.

Had we recognized the fair value of our options issued under our stock-based compensation plans under the provisions of SFAS No. 123, our net loss would have been increased to the pro forma amounts below for the three and six months ended October 31, 2004 and 2003, respectively (in thousands, except per share amounts):

	Three Months Ended October 31,
	2004	2003
Net loss as reported	$(92)	$(15,671)
Add: Employee stock-based compensation included in reported net loss	197	2,674
Less: Employee stock-based compensation under SFAS No. 123	(6,254)	(6,388)

Pro forma net loss	$(6,149)	$(19,385)

Net loss per share as reported, basic and diluted	$(0.00)	$(0.31)

Pro forma net loss per share, basic and diluted	$(0.12)	$(0.38)

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended October 31,
	2004	2003
Net loss as reported	$(3,095)	$(18,346)
Add: Employee stock-based compensation included in reported net loss	537	3,113
Less: Employee stock-based compensation under SFAS No. 123	(10,957)	(12,226)

Pro forma net loss	$(13,515)	$(27,459)

Net loss per share as reported, basic and diluted	$(0.06)	$(0.37)

Pro forma net loss per share, basic and diluted	$(0.26)	$(0.55)

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

During the three and six months ended October 31, 2004 and 2003, we terminated employment of individuals for whom we had recorded unearned stock compensation and had recognized related expense on accelerated basis. Upon termination, we record as a recovery within the statements of operations the difference between the actual expenses recorded using the accelerated method and the expense that would have been recorded under the straight-line method. Additionally, during the three months ended October 31, 2004 and 2003, the termination of these individuals reduced unearned stock compensation, which would have been amortized to future expense, by $9,000 and $213,000, respectively. During the six months ended October 31, 2004 and 2003, we reduced unearned stock compensation, which would have been amortized to future expense, by $42,000 and $268,000, respectively.

Amortization of employee and non-employee stock options, and recoveries due to cancellations were as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Amortization - employees	$200	$2,880	$542	$3,373
Amortization - non-employees	—	24	(4)	215
Recovery - employees	(3)	(206)	(5)	(260)

Total stock compensation	$197	$2,698	$533	$3,328

Note 2—Net Loss Per Share:

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

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Numerator:
Net loss	$(92)	$(15,671)	$(3,095)	$(18,346)

Denominator:
Weighted average shares	52,689	51,382	52,578	50,348
Weighted average unvested shares of restricted common stock subject to repurchase	(12)	(134)	(18)	(151)

Denominator for basic and diluted calculation	52,677	51,248	52,560	50,197

Net loss per share:
Basic and diluted	$(0.00)	$(0.31)	$(0.06)	$(0.37)

The following table sets forth, as of the dates indicated below, potential dilutive shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive (in thousands):

	As of October 31,
	2004	2003
Unvested common stock subject to repurchase	12	124
Options to purchase common stock	19,132	18,405

Total shares excluded	19,144	18,529

Note 3—Comprehensive Loss:

Comprehensive loss, which is reflected as a component of stockholders’ equity, includes net loss, unrealized gains or losses on investments, and foreign currency translation adjustments, as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Net loss	$(92)	$(15,671)	$(3,095)	$(18,346)
Other comprehensive loss:
Unrealized gain (loss) on investments	180	1	(164)	(162)
Foreign currency translation adjustment	(263)	(84)	(482)	(84)

Other comprehensive loss	(83)	(83)	(646)	(246)

Total comprehensive loss	$(175)	$(15,754)	$(3,741)	$(18,592)

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

The net tangible assets acquired and liabilities assumed in each acquisition, as discussed further below, were recorded at their fair values, which approximated their carrying amounts at the respective acquisition dates. We determined the valuation of the identifiable intangible assets using future revenue assumptions and a valuation analysis from an independent appraiser. The amounts allocated to the identifiable intangible assets were determined through established valuation techniques accepted in the technology and software industries. In calculating the value of the acquired in-process research and development (“IPR&D”), the independent appraiser gave consideration to relevant market size and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles, and the estimated lives of each of the products derived from the underlying technology. The value of the acquired IPR&D reflects the relative value and contribution of the acquired research and development. Consideration was given to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project in determining the value assigned to the acquired IPR&D. The amounts allocated to the acquired IPR&D were immediately expensed in the period the acquisition was completed because the projects associated with the IPR&D efforts had not yet reached technological feasibility and no future alternative uses existed for the technology. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the other identifiable intangible assets. Key assumptions used in analyzing the expected cash flows from the other identifiable intangible assets included discount rates ranging from 19% to 31% for Eigner and Tradec, and our estimates of revenue growth, maintenance renewal rates, cost of sales, operating expenses and taxes. The purchase price in excess of the identified tangible and intangible assets was allocated to goodwill.

Tradec

On September 30, 2003, we acquired all of the outstanding capital stock of Tradec, which developed cost management software solutions. These solutions enable manufacturing companies to reduce direct material costs, increase productivity and improve supplier performance. The acquisition enhanced our current cost management product offering by leveraging Tradec’s domain expertise for addressing key aspects of direct materials cost and performance management. Through the acquisition, we delivered increased analytics capabilities and supplier collaboration for our customers to drive product profitability. The financial terms of the transaction were not material to our financial statements.

Eigner

On August 11, 2003, we acquired all of the outstanding capital stock of Eigner, a provider of complementary product lifecycle management solutions. The acquisition of Eigner provided us with a stronger presence in the automotive supply chain, industrial equipment, aerospace, and defense industries, as well as in certain geographic markets.

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The total purchase price of $19.3 million consisted of $2.8 million in cash, the issuance of 1.8 million shares of Agile common stock valued at $15.6 million, and $894,000 in direct transaction costs. The value of the share consideration ($8.71/share) was based upon the average of the closing market prices of Agile common stock on the three trading days before and three trading days after the announcement of the acquisition on August 5, 2003.

In connection with the acquisition of Eigner, we paid approximately $1.5 million in hiring bonuses to certain persons who were employees of Eigner at the date of the acquisition and agreed to pay approximately $1.7 million in retention bonuses to certain persons who were employees of Eigner at the date of the acquisition and who remained employees of Agile for six months following completion of this acquisitions. These bonuses were paid in February 2004 and were recorded as acquisition-related compensation in fiscal 2004.

Also in connection with the Eigner acquisition, we implemented a plan to terminate approximately 10% of the combined company workforce, for a total of 63 employees, to eliminate duplicative activities and reduce the cost structure of the combined company. The terminations included 30 Eigner employees and 33 Agile employees, and were made across all business functions and geographic regions. Net of these terminations, our overall headcount increased by 89 employees as a result of the Eigner acquisition. The estimated cost for related severance, benefits, payroll taxes and other associated costs totaled $3.3 million, of which $2.2 million was related to the termination of the Eigner employees and $1.1 was related to the termination of the Agile employees. Both the hiring bonuses and the severance related costs for the Eigner employees, totaling $3.7 million, were accrued for at the time of the acquisition and have been recognized as a liability assumed in the business combination. The severance-related costs for the Agile employees of $1.1 million were included in restructuring and other charges during the second quarter of fiscal 2004 (see “Note 6—Restructuring and Other Charges” for additional information). The Eigner and Agile employee termination obligations were fully paid as of April 30, 2004.

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

Pro forma financial information

The following table presents certain unaudited pro forma combined financial information for Eigner, Tradec, and us for the three and six months ended October 31, 2003, as if the acquisitions had occurred on May 1, 2003, after giving effect to certain purchase accounting adjustments (in thousands, except per share amounts):

	Three Months Ended October 31, 2003	Six Months Ended October 31, 2003
Pro forma net revenue	$25,369	$50,720

Pro forma net loss	$(17,113)	$(22,202)

Pro forma net loss per basic and diluted share	$(0.33)	$(0.43)

Pro forma shares outstanding	51,443	51,192

These results are presented for illustrative purposes only and are not necessarily indicative of the actual operating results or financial position that would have occurred if the transactions had been consummated on May 1, 2003.

Note 5—Goodwill and Intangible Assets:

Goodwill

The change in carrying amount of goodwill for the six months ended October 31, 2004, is as follows (in thousands):

Balance as of April 30, 2004	$34,724
Earnout payments (1)	761

Balance as of October 31, 2004	$35,485

(1)	Earnout payments represent payments made during the six months ended October 31, 2004 to the former ProductFactory stockholders related to the acquisition by the Company completed on March 27, 2003. Such payment represented the final payment due in connection with the ProductFactory acquisition.

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer subject to amortization. Rather, we evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable.

Intangible Assets

The components of acquired identifiable intangible assets are as follows (in thousands):

	October 31, 2004			April 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Developed technologies	$2,600	$(1,074)	$1,526	$2,600	$(720)	$1,880
Cutomer relationships	4,482	(1,953)	2,529	4,482	(1,239)	3,243
Non-compete agreements	1,200	(1,200)	—	1,200	(867)	333

	$8,282	$(4,227)	$4,055	$8,282	$(2,826)	$5,456

All of our acquired identifiable intangible assets are subject to amortization and have approximate original estimated weighted-average useful lives as follows: Developed technologies—three to five years; Customer relationships—three years; Non-compete agreements—one year. No significant residual value is estimated for the intangible assets.

As of October 31, 2004, the estimated future amortization expense for acquired identifiable intangible assets is as follows (in thousands):

Fiscal Years:
2005 (remaining six months)	$1,069
2006	2,138
2007	755
2008	93

Total	$4,055

Note 6—Restructuring and Other Charges:

From time to time during Agile’s existence, management has initiated various restructurings of our operating capabilities and capacity. These restructurings have been taken primarily in response to redundant or excess capacity brought about by acquisitions and/or significant changes in economic conditions and market demand. During the

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

second quarter of fiscal 2003, we recorded restructuring and other charges of $7.8 million (the “2003 Restructuring”). The 2003 Restructuring consisted primarily of the consolidation of excess facilities, abandonment of certain assets in connection with the consolidation of excess facilities, and a write-down of non-refundable prepaid software licenses. As of October 31, 2004, $1.7 million of the 2003 Restructuring obligations remained, which represents costs related to excess facilities.

During the second quarter of fiscal 2004, we recorded restructuring and other charges of $9.2 million (the “2004 Restructuring”) as follows:

In connection with our move to our new headquarters in San Jose, California, during the second quarter of fiscal 2004, we recorded restructuring and other charges of $7.5 million, which was comprised of (i) $5.5 million related to the fair value of the remainder of our outstanding lease commitments for properties that we vacated in September 2003, net of the fair value of estimated sublease income and net of deferred rent of $581,000 related to the vacated properties, and (ii) $2.0 million related to the abandonment of certain long-lived assets, including leasehold improvements, furniture and fixtures, and computer equipment.

In connection with our acquisition of Eigner during the second quarter of fiscal 2004, we recorded additional restructuring and other charges of $1.7 million. As discussed in “Note 4—Business Combinations - Eigner,” above, we terminated 33 Agile employees and recorded restructuring and other charges of $1.1 million for the related severance, benefits, payroll taxes and other associated costs. We recorded an additional $623,000 of other charges related to the write-down of certain other assets, including a $471,000 impairment of non-refundable prepaid software license fees for which we determined that the carrying value exceeded its net realizable value as a result of our decision to discontinue selling the products in which the third party licensed software was embedded.

As of October 31, 2004, $2.7 million of the 2004 Restructuring obligations remained, which represents costs related to excess facilities.

In the first quarter of fiscal 2005, we announced a further restructuring involving termination of employment of approximately 15% of our employees worldwide and consolidation of our Chinese development centers into a single location (the “2005 Restructuring”). In connection with the 2005 Restructuring, we recorded restructuring and other charges of $2.1 million. As of October 31, 2004, $695,000 of the 2005 Restructuring obligation remained, which represents costs related to severance and excess facilities.

We review the assumptions used in estimating our restructuring charges, principally, sublease income expectations for excess facilities and employee termination expenses, quarterly. Based upon this review, we did not make any adjustments to our prior restructuring estimates and assumptions during the quarter ended October 31, 2004. Furthermore, we currently do not expect our existing restructuring estimates and assumptions to change materially.

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summary of Restructuring Obligations

The significant activity within and components of the restructuring and other charges as of October 31, 2004 are as follows (in thousands):

	Employee Termination Costs	Facility- Related Costs	Asset Abandonment Costs	Other Charges	Total
Restructuring obligations at April 30, 2004	$—	$6,586	$—	$—	$6,586

2005 Restructuring charges (1)	1,643	366	10	113	2,132
Cash payments	(1,132)	(2,363)	—	(84)	(3,579)
Non-cash charges	—	—	(10)	(29)	(39)

Restructuring obligations at October 31, 2004 (2)	$511	$4,589	$—	$—	$5,100

Accrued restructuring, current					$4,187
Accrued restructuring, non-current					913

					$5,100

(1)	The 2005 restructuring charges and related obligations were recorded at fair value, after giving effect to the fair value of the related obligations, in accordance with SFAS No. 146.
(2)	The remaining employee termination obligations and other charges are expected to be paid through the quarter ending April 30, 2005. The remaining facility-related obligations are expected to be paid through the quarter ending January 31, 2008.

Note 7—Commitments and Contingencies:

Indemnification obligations

Our software license agreements typically provide for indemnification of customers for intellectual property infringement claims. To date, no such claims have been filed against us. We also warrant to customers that our software products operate substantially in accordance with specifications. Historically, minimal costs have been incurred related to product warranties, and as such no accruals for warranty costs have been made. In addition, we are obligated to indemnify our officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to our certificate of incorporation, bylaws, and applicable Delaware law. To date, we have not incurred any material costs related to these obligations.

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

On or about April 19, 2002, plaintiffs electronically served an amended complaint. The amended complaint is brought purportedly on behalf of all persons who purchased the Company’s common stock from August 19, 1999 through December 6, 2000. It names as defendants the Agile Defendants; and several investment banking firms that served as underwriters of the Company’s initial public offering and secondary offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that : (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Note 8—Segment and Geographic Information:

We have one operating segment, product lifecycle management solutions. We market our products in the United States and internationally through our direct sales force and through indirect distribution channels.

The following revenue by geographic information is presented for the three and six months ended October 31, 2004 and 2003 (in thousands, except percentages):

	Three Months Ended October 31,		As percentage of total revenue Three Months Ended October 31,
	2004	2003	2004	2003
Revenues:
North America	$18,913	$14,850	67%	60%
Europe	7,253	6,849	26	28
Asia-Pacific	2,051	2,969	7	12

	$28,217	$24,668	100%	100%

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended October 31,		As percentage of total revenue Six Months Ended October 31,
	2004	2003	2004	2003
Revenues:
North America	$36,211	$28,618	66%	67%
Europe	14,234	8,529	26	20
Asia-Pacific	4,253	5,784	8	13

	$54,698	$42,931	100%	100%

The following long-lived assets by geographic information is presented as of the balance sheet dates (in thousands):

	October 31, 2004	April 30, 2004
Long-lived assets:
North America	$7,013	$7,102
Europe	1,503	1,284
Asia-Pacific	291	310

	$8,807	$8,696

Item 2. Management’s Discussion & Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended) including statements about expected financial results and business, financial and operational trends in future periods. Such statements are based upon current expectations that involve risks and uncertainties, and we undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances occurring after the date of this report. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ materially from those reflected in the forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those discussed below under “Risk Factors,” as well as in the “Risk Factors” section included in our Annual Report on Form 10-K, filed on July 14, 2004 with the Securities and Exchange Commission. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto appearing elsewhere in this report. Our fiscal year ends on April 30 of each year.

Business Overview

We develop and sell an integrated suite of product lifecycle management (“PLM”) software products and offer related business consulting and implementation services. Our solutions enable our customers to accelerate their time-to-market and revenue, reduce costs, improve product quality, ensure regulatory compliance and drive innovation throughout the product lifecycle. Albertson’s. Inc., Alcatel, Bayer Consumer Healthcare, Boeing Service Company, Dell Computer Products, Flextronics International, GE Medical, Haemonetics, Harris Corporation, Hitachi Corporation, Johnson and Johnson, LeapFrog Enterprises, Lockheed Martin Missile and Fire Control, Magna Steyr, Siemens A&D, QUALCOMM Corporation, ThyssenKrupp Presta AG, Tyco Healthcare Group LP, Veritas Software Corporation and ZF are among the over 1200 customers that have licensed Agile PLM solutions.

We believe that understanding the following key developments is helpful to an understanding of our overall business.

Increased Product Breadth

We sold our first PLM product in 1996. At that time, our offering consisted of a single product. Over time, we have added features and functionality to our existing products as well as new products, both through internal development and acquisition. In January 2004, we began shipping Agile 9, our most comprehensive PLM product offering to date. Agile 9 provides extensive new features and capabilities, as well as an enterprise technology platform providing customers a broader, deeper PLM solution. In October 2004, we introduced Agile Advantage, a PLM product targeted to the needs of small and medium-sized enterprises (“SMEs”). Agile Advantage provides the features and functionality most sought after by SMEs, and is offered in licensing/pricing models that make PLM affordable for SMEs.

Expanded Industry Focus

We were initially focused on solutions targeted principally for customers operating in the electronics and high technology and, to a lesser extent, medical device industries. As we have grown our business and expanded our product suite, we have also expanded our industry focus. While the electronics and high technology industry still represent the single largest industry for us, we now have significant customers in all of the following industries:

•	Electronics and high technology;

•	Industrial products;

•	Life sciences; and

•	Others.

Geographic Balance

•	Revenues. For the three and six months ended October 31, 2004, revenues from customers located outside of North America represented 33% and 34% of total revenues, respectively. While these results represent a better geographic revenue balance than we had prior to acquiring Eigner, revenues have been growing more rapidly in North America than in the international markets we serve. As a result, the percentage of total revenues represented by revenues from customers located outside of North America has been declining in recent quarters. We are focusing significant effort on expanding and developing our international sales force to both grow our overall revenue and to achieve a better geographic revenue balance.

•	Product Development. In addition to our development activities in San Jose, we established development centers in India and China in fiscal 2003 and, as a result of our acquisition of Eigner (as discussed below), we now have a development center in Germany.

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

Through the acquisition of ProductFactory, Inc. we acquired what is now our Product Portfolio Management product. Through the acquisition of Eigner we acquired what is now our Product Catalog, Requirements Management, Configuration Management, Engineering Collaboration and Maintenance, Repair and Overhaul products. Eigner also provided us with a stronger presence in the industrial products industries as well as in certain geographic markets, primarily the Central European. The acquisition of oneRev, Inc. and TRADEC, Inc. provided additional functionality to our existing products as well as new customers. The results of all of these acquisitions are included in our statements of operations beginning as of the respective acquisition dates.

Restructurings

We have taken a number of actions to reduce our expense levels to better align our operations and cost structure with current and anticipated market conditions, as follows:

•	Throughout the first half of fiscal 2003, we evaluated the economic conditions and initiated a restructuring of our operations. As a consequences, during the second quarter of fiscal 2003, we recorded restructuring and other charges of $7.8 million, primarily related to the consolidation of additional excess facilities, the abandonment of additional property and equipment and the further impairment of certain non-refundable prepaid license fees;

•	During the second quarter of fiscal 2004, in connection with our move to our new headquarters in San Jose, California, we recorded restructuring and other charges of $7.5 million, primarily related to our outstanding lease commitments for properties that we vacated in September 2003 and the abandonment of certain related long-lived assets;

•	During the second quarter of fiscal 2004, in connection with our acquisition of Eigner, we recorded additional restructuring and other charges of $1.7 million primarily related to a reduction of our workforce, elimination of duplicative activities and reduction of the cost structure of the combined company (see “Note 6 Restructuring and Other Charges” to our unaudited condensed consolidated financial statements); and

•	During the first quarter of fiscal 2005, we terminated approximately 15% of our worldwide workforce and consolidated our Chinese development centers into a single location. In connection with these actions, we recorded restructuring and other charges of $2.1 million.

Overview of Our Results

We derive revenues from the license of software products under software license agreements and from the delivery of associated professional and maintenance services. Our license revenues are comprised of fees charged for the use of our products licensed primarily under perpetual and, to a lesser extent, under term-based arrangements. Our service revenue is comprised of fees charged for implementation services and fees charged for post-contract customer support (i.e., technical support and product updates). Our implementation services are typically provided over a period of three to six months subsequent to the signing of a software license arrangement. Post-contract customer support is generally purchased at the time of initial license purchase, and renewed annually thereafter. Post-contract customer support revenue is recognized ratably over the support period, generally 12 months.

Throughout fiscal 2004, 2003 and 2002, the primary factor that has negatively impacted our operations and financial performance has been weak demand for enterprise software resulting from weakness in the global and U.S. economies and the resulting more constrained technology-spending environment. Weak economic conditions persisted through most of fiscal 2004. Beginning in the fourth quarter of fiscal 2004, we began to see early evidence of strengthening demand for our products, particularly in North America. Signs of strengthening demand in North America continued in the first and second quarter of fiscal 2005. Demand outside of North America was somewhat soft primarily as a result of the general business slowdown in Europe during the summer months. While it is still too early to determine if this slow improvement in demand will continue, we continue to believe that demand has stabilized and is returning to modestly positive growth.

Recent highlights in our business include:

•	We recorded total revenues for the second quarter of fiscal 2005 of $28.2 million, a 14% increase from total revenues of $24.7 million in the second quarter of fiscal 2004. License revenue for the second quarter of fiscal 2005 was $11.2 million, a 36% increase from license revenue of $8.2 million in the second quarter of fiscal 2004.

•	We maintained a cash and investments balance as of October 31, 2004 of $235.8 million.

•	In January 2004, we delivered our most comprehensive product release to-date, Agile 9. This product release provides extensive new features and capabilities, as well as an enterprise technology platform providing customers a broader, deeper PLM solution.

•	In October 2004, we introduced Agile Advantage, a PLM product targeted to the needs of small and medium-sized enterprises (“SMEs”). Agile Advantage provides the features and functionality most sought after by SMEs, and is offered in licensing/pricing models that make PLM affordable for these customers.

Critical Accounting Policies

We have prepared our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our reported revenues, loss from operations, and net loss, as well as on the value of certain assets and liabilities on our balance sheet. These estimates, assumptions and judgments about future events and their effects on our results cannot be determined with certainty, and are made based upon our historical experience and on other assumptions that are believed to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. The discussion and analysis of our financial condition and results of operations are based upon these statements. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition, allowance for doubtful accounts and sales returns, investments, prepaid software license fees, restructuring reserves, sales commission, stock options and warrants, and business combinations and acquired intangible assets, which are described below. In addition, please refer to Note 1 of our unaudited condensed consolidated financial statements for further discussion of our significant accounting policies.

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2004	2003	2004	2003
Revenues:
License	40%	33%	39%	36%
Service	60	67	61	64

Total revenues	100	100	100	100

Cost of revenues:
License	4	4	4	4
Service	28	32	28	29
Stock compensation	—	—	—	—
Acquisition-related compensation	—	1	—	1
Amortization of intangible assets	1	1	1	—

Total cost of revenues	33	38	33	34

Gross margin	67	62	67	66

Operating expenses:
Sales and marketing:
Other sales and marketing	39	39	39	41
Stock compensation	—	9	—	6
Research and development:
Other research and development	20	24	20	26
Stock compensation	—	—	—	—
General and administrative:
Other general and administrative	10	10	10	10
Stock compensation	—	2	—	1
Acquisition-related compensation	—	2	—	1
Amortization of intangible assets	1	3	2	2
Acquired in-process research and development	—	2	—	1
Restructuring and other charges	—	37	4	21

Total operating expenses	70	128	75	109

Loss from operations	(3)	(66)	(8)	(43)
Other income:
Interest and other income, net	4	3	3	4

Income (loss) before provision for income taxes	1	(63)	(5)	(39)
Provision for income taxes	1	1	1	2

Net loss	(0)%	(64)%	(6)%	(41)%

Comparison of the Three and Six Months Ended October 31, 2004 and 2003

Revenues

Total revenues for the three months ended October 31, 2004 increased by 14% from the prior-year period. Total revenues for the six months ended October 31, 2004 increased by 27% from the prior-year period. These increases were primarily attributable to increases in both license and service revenue from both existing and new customers in North America and Europe, partially offset by decrease in revenues in Asia-Pacific. The increase in total revenues for the six months ended October 31, 2004 was also attributable to our acquisition of Eigner in the beginning of the second quarter of fiscal 2004.

Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future. Our products have a complex and unpredictable sales cycle. The timing of large orders, which continue to account for a significant percentage of our total license revenue, remains unpredictable. Recently, we have seen increasing interest in PLM, particularly in North America. At the same time, pricing remains challenging as customers are still cautious with their information technology spending. During the three and six months ended October 31, 2004, no one customer accounted for more than 10% of total revenues.

Our revenues by geographic region for the three and six months ended October 31, 2004 and 2003 are as follows (in thousands, except percentages):

	Three Months Ended October 31,		As percentage of total revenue Three Months Ended October 31,
	2004	2003	2004	2003
Revenues:
North America	$18,913	$14,850	67%	60%
Europe	7,253	6,849	26	28
Asia-Pacific	2,051	2,969	7	12

	$28,217	$24,668	100%	100%

	Six Months Ended October 31,		As percentage of total revenue Six Months Ended October 31,
	2004	2003	2004	2003
Revenues:
North America	$36,211	$28,618	66%	67%
Europe	14,234	8,529	26	20
Asia-Pacific	4,253	5,784	8	13

	$54,698	$42,931	100%	100%

During the three months ended October 31, 2004 and 2003, revenues from customers located outside of North America represented approximately 33% and 40% of total revenues, respectively. Revenues from customers located outside of North America during the three months ended October 31, 2004 and 2003 were derived primarily from sales to customers in Europe and, to a lesser extent, the Asia-Pacific region. The increase in revenue from customers located in Europe in absolute dollars during the three months ended October 31, 2004 compared to the prior-year period resulted in part from a strengthening in european currencies in the current-year period in relation to the US dollar. The slight decrease in sales to customers located outside of North America during the three months ended October 31, 2004 compared to the prior-year period was primarily related to lower sales in Asia-Pacific region, particularly in Japan.

During the six months ended October 31, 2004 and 2003, revenues from customers located outside of North America represented approximately 34% and 33% of total revenues, respectively. Revenues from customers located outside of North America during the six months ended October 31, 2004 and 2003 were derived primarily from sales to customers in Europe and, to a lesser extent, the Asia-Pacific region. The increase in sales to customers located outside of North America during the six months ended October 31, 2004 compared to the same period in the prior year was primarily a result of our acquisition of Eigner in the beginning of the second quarter of fiscal 2004, as Eigner’s customer base was concentrated in Europe, partially offset by lower sales in Asia-Pacific region, particularly in Japan.

While our recent results represent a better geographic revenue balance than we had prior to acquiring Eigner, revenues have been growing more rapidly in North America than in the international markets we serve. As a result, the percentage of total revenues represented by revenues from customers located outside of North America has been declining in recent quarters. We are focusing significant effort on expanding and developing our international sales force to both grow our overall revenue and to achieve a better geographic revenue balance.

License Revenue

	Three Months Ended October 31,		% Change	Six Months Ended October 31,		% Change
	2004	2003		2004	2003
	(in thousands, except percentages)			(in thousands, except percentages)
License revenue	$11,206	$8,243	36%	$21,520	$15,627	38%
As a percentage of total revenues	40%	33%		39%	36%

The increase in license revenue in absolute dollars during the three months ended October 31, 2004 compared to the prior-year period was primarily due to increases in sales of our newer products to new and existing customers in North America, and to a lesser extent in Europe, partially offset by the decrease in sales in Asia Pacific region, particularly in Japan.

The increase in license revenue in absolute dollars during the six months ended October 31, 2004 compared to the prior-year period was primarily due to increases in sales of our newer products to new and existing customers in North America as well as the addition of Eigner products and customers, partially offset by the decrease in sales to customers in the Asia-Pacific region, particularly in Japan.

The increase in license revenue as a percentage of total revenues during the three and six months ended October 31, 2004 compared to the prior-year period was primarily due to a more significant increase in license revenue as discussed above compared to the increase in service revenue and the lag effect of service revenue as discussed below.

Service Revenue

	Three Months Ended October 31,		% Change	Six Months Ended October 31,		% Change
	2004	2003		2004	2003
	(in thousands, except percentages)			(in thousands, except percentages)
Professional service	$6,566	$6,530	1%	$12,315	9,182	34%
Maintenance	10,445	9,895	6%	20,863	18,122	15%

Total service revenue	$17,011	$16,425	4%	$33,178	$27,304	22%

As a percentage of total revenues	60%	67%		61%	64%

Service revenue includes fees earned, and to a lesser extent, reimbursable expenses incurred in connection with consulting, software implementation and training services we provide to our customers as well as fees from software maintenance agreements we offer. Service revenue inherently lags behind the related license revenue as the service engagements and maintenance (and the related revenue) commence after initial license sale. As a result, the positive impact of increasing license revenue on service revenue tends to be delayed by one to two quarters.

The increase in service revenue in absolute dollars during the three months ended October 31, 2004 compared to the prior-year period was primarily due to the increase in maintenance revenue in Europe and North America as a result of the year over year growth of our installed customer base, partially offset by the decrease in both professional service and maintenance revenue in Asia-Pacific, particularly in Japan, and by a decrease in professional service revenue in Europe.

The increase in service revenue in absolute dollars during the six months ended October 31, 2004 compared to the prior-year period was primarily due to the increase in professional service and maintenance revenue in Europe and North America, primarily due to our acquisition of Eigner in the beginning of second quarter of fiscal 2004.

The decrease in service revenue as a percentage of total revenues during the three and six months ended October 31, 2004 compared to the prior-year period was primarily due to a more significant increase in license revenue as discussed above compared to the increase in service revenue.

Although demand for services is currently strong, we expect that service revenue for the three months ending January 31, 2005 to be comparable to the level achieved in the three months ended October 31, 2004 because of fewer billing days due to the holiday season during the third fiscal quarter.

Cost of Revenues

Cost of License Revenue

	Three Months Ended October 31,		% Change	Six Months Ended October 31,		% Change
	2004	2003		2004	2003
	(in thousands, except percentages)			(in thousands, except percentages)
Cost of license revenue	$1,164	$976	19%	$2,241	$1,786	25%
As a percentage of license revenue	10%	12%		10%	11%

Our cost of license revenue includes license fees due to third parties for technology integrated into or sold with our products, and the cost of order fulfillment such as shipping and packaging.

The increase in cost of license revenue in absolute dollars during the three and six months ended October 31, 2004 when compared to the prior-year period was primarily due to our overall increase in license revenue. The decrease in cost of license revenues as a percentage of license revenue was due to the lower cost of third-party software embedded in Agile 9 compared to the earlier version of our products.

For the three months ending January 31, 2005, we expect cost of license revenue in absolute dollars to track our overall license revenue. For such period, we expect cost of license revenue as a percentage of license revenue to either remain comparable to, or decrease slightly when compared with, our results for the three months ended October 31, 2004. Over the longer term, we expect cost of license revenue as a percentage of license revenue to decrease from our historic levels due to the lower cost of third-party software embedded in our Agile 9 product. Actual results may fluctuate somewhat depending upon the amount of non-embedded third-party software sold in any particular period.

Cost of Service Revenue

	Three Months Ended October 31,		% Change	Six Months Ended October 31,		% Change
	2004	2003		2004	2003
	(in thousands, except percentages)			(in thousands, except percentages)
Cost of service revenue	$7,960	$7,794	2%	$15,439	$12,553	23%
As a percentage of service revenue	47%	47%		47%	46%

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

The increase in cost of service revenue in absolute dollars during the three months ended October 31, 2004 compared to the prior-year period was primarily related to incremental costs associated with third-party service providers we relied on to meet increased demand, particularly in regions where we have limited services resources.

The increase in cost of service revenues in absolute dollars during the six months ended October 31, 2004 compared to the prior year period was as a result of: (a) $1.4 million in incremental costs associated with third-party service providers we relied on to meet increased demand (particularly in regions where we have limited services resources); and (b) $1.4 million in increased personnel-related costs (including compensation and benefits, travel expenditures, and facilities and depreciation expense) resulting from an increase in service organization headcount, to a large extent due to the addition of the Eigner employees in the beginning of second quarter of fiscal 2004.

For the three months ending January 31, 2005, we expect cost of service revenue in absolute dollars to track with our service revenue and, as a percentage of service revenue, to be generally consistent with the results achieved in the three months ended October 31, 2004.

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

As a result of our restructuring efforts, as discussed further under “Restructuring and Other Charges” below, we realized significant reduction in our operating expenses during the three and six months ended October 31, 2004. Specifically, during the three and six months ended October 31, 2004, our aggregate facilities and depreciation expenses decreased by $484,000 and $929,000 when compared to the same periods in the prior year, respectively. Significant portions of these costs savings are reflected in the Sales and Marketing, Research and Development and General and Administrative operating expenses through decreased facilities and depreciation expenses.

Sales and Marketing

The following table sets forth a summary of our sales and marketing expenses in absolute dollars and expressed as a percentage of total revenues for the three and six months ended October 31, 2004 and 2003, respectively, excluding the stock compensation which is explained separately under “Stock Compensation (Recovery)” below.

	Three Months Ended October 31,		% Change	Six Months Ended October 31,		% Change
	2004	2003		2004	2003
	(in thousands, except percentages)			(in thousands, except percentages)
Sales and marketing, excluding stock compensation	$11,037	$9,563	15%	$21,214	$17,671	20%
As a percentage of total revenues	39%	39%		39%	41%

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

The increase in sales and marketing expenses, excluding stock compensation, in absolute dollars during the three months ended October 31, 2004 compared to the prior-year period was primarily related to increased personnel-related costs arising from higher bonuses and commissions associated with higher revenues.

The increase in sales and marketing expenses, excluding stock compensation, in absolute dollars during the six months ended October 31, 2004 compared to the prior-year period was primarily related to increased personnel-related costs arising from higher bonuses and commissions associated with higher revenues and, to a lesser extent, an increase in the number of sales and marketing employees, primarily due to the addition of the Eigner employees in the beginning of the second quarter of fiscal 2004.

For the three months ending January 31, 2005, we expect sales and marketing expenses, excluding stock compensation, as a percentage of revenues to remain comparable to the levels achieved in the three months ended October 31, 2004.

Research and Development

The following table sets forth a summary of our research and development expenses in absolute dollars and expressed as a percentage of total revenues for the three and six months ended October 31, 2004 and 2003, respectively, excluding stock compensation which is explained separately under “Stock Compensation (Recovery)” below.

	Three Months Ended October 31,		% Change	Six Months Ended October 31,		% Change
	2004	2003		2004	2003
	(in thousands, except percentages)			(in thousands, except percentages)
Research and development, excluding stock compensation	$5,507	$5,892	(7)%	$10,822	$11,176	(3)%
As a percentage of total revenues	20%	24%		20%	26%

In addition to the common recurring expenditures mentioned above, our research and development expenses consist of costs associated with the development of new products, enhancements to existing products, and quality assurance procedures. These costs primarily consist of employee salaries, benefits, consulting costs and the cost of software development tools and equipment. To date, we have expensed as incurred all software development costs in research and development.

The decrease in research and development expenses, excluding stock compensation, in absolute dollars during the three months ended October 31, 2004 compared to the prior-year period was primarily a result of our restructuring efforts (see the discussion under “Restructuring and Other Charges” below) and our shift of research and development activities to lower-cost development centers in India and China, and the consolidation of our Chinese development centers into a single location, which reduced our personnel-related costs by $643,000 and our facilities and depreciation expenses by $169,000. These decreases were partially offset by a $480,000 increase in outside consultant fees related to our new product initiatives.

The decrease in research and development expenses, excluding stock compensation, in absolute dollars during the six months ended October 31, 2004 compared to the prior-year period was primarily a result of our restructuring efforts (see the discussion under “Restructuring and Other Charges” below) and our shift of research and development activities to lower-cost development centers in India and China, which reduced our personnel-related costs by $604,000 and our facilities and depreciation expenses by $400,000. These decreases were partially offset by a $743,000 increase in outside consultant fees related to our new product initiatives.

For the three months ending January 31, 2005, we expect research and development expenses, excluding stock compensation, in absolute dollars to remain essentially flat compared to our results for the three months ended October 31, 2004.

General and Administrative

The following table sets forth a summary of our general and administrative expenses in absolute dollars and expressed as a percentage of total revenues for the three and six months ended October 31, 2004 and 2003, respectively, excluding the stock compensation which is explained separately under “Stock Compensation (Recovery)” below.

	Three Months Ended October 31,		% Change	Six Months Ended October 31,		% Change
	2004	2003		2004	2003
	(in thousands, except percentages)			(in thousands, except percentages)
General and administrative, excluding stock compensation	$2,693	$2,501	8%	$5,354	$4,261	26%
As a percentage of total revenues	10%	10%		10%	10%

In addition to the common recurring expenditures mentioned above, our general and administrative expenses consist primarily of compensation and benefits costs for executive, finance, human resources, legal and administrative personnel, director compensation, bad debt expense, and other costs associated with being a publicly held company, including periodic reporting under the rules and regulations of the Securities and Exchange Commission and compliance with the Sarbanes-Oxley Act of 2002.

The increase in general and administrative expenses, excluding stock compensation, in absolute dollars during the three months ended October 31, 2004 compared to the prior-year period was due to increased compensation and benefits and increased outside consultant fees as we add resources to comply with increased regulatory requirements, including the Sarbanes-Oxley Act of 2002.

The increase in general and administrative expenses, excluding stock compensation, in absolute dollars during the six months ended October 31, 2004 compared to the prior-year period was due to $692,000 in increased compensation and benefits associated with expanding our internal resources and $396,0000 in increased outside consultant fees, primarily related to Sarbanes-Oxley compliance activities.

For the three months ending January 31, 2005, we expect general and administrative expenses, excluding stock compensation, in absolute dollars to remain comparable to, or increase slightly from, the level achieved in three months ended October 31, 2004, primarily due to additional costs related to initiatives undertaken in connection with Sarbanes-Oxley compliance.

Stock Compensation

	Three Months Ended October 31,		% Change	Six Months Ended October 31,		% Change
	2004	2003		2004	2003
	(in thousands, except percentages)			(in thousands, except percentages)
Stock compensation:
Cost of revenues	$53	$52	2%	$143	$52	175%
Sales and marketing	85	2,133	(96)%	244	2,673	(91)%
Research and development	8	56	(86)%	23	112	(79)%
General and administrative	51	457	(89)%	123	491	(75)%

Total stock compensation	$197	$2,698	(93)%	$533	$3,328	(84)%

As a percentage of total revenues	1%	11%		1%	8%

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

The decrease in stock compensation expense in absolute dollars during the three and six months periods ended October 31, 2004 compared to the prior-year period was primarily related to the $2.4 million charge taken during the prior-year periods due to the modifications made to the terms of certain stock options held by certain employees we involuntary terminated in the prior year and, to a lesser extent, related to the lower amortization of employee and non-employee stock compensation amounts in later periods as a result of using the accelerated method of amortization. This decrease was partially offset by a lower reversal of accelerated amortization on options cancelled in connection with employee terminations in the current-year periods.

As of October 31, 2004, the estimated future amortization expense of unearned stock compensation is as follows (in thousands):

Fiscal Years:
2005 (remaining six months)	$267
2006	226
2007	58
2008	10
2009	3

Total	$564

Acquisition-Related Compensation

	Three Months Ended October 31,		% Change	Six Months Ended October 31,		% Change
	2004	2003		2004	2003
	(in thousands, except percentages)			(in thousands, except percentages)
Acquisition-related compensation	$—	$818	(100)%	$—	$818	(100)%
As a percentage of total revenues	—	3%		—	2%

In connection with our acquisition of Eigner during fiscal 2004, we agreed to pay approximately $1.7 million in retention bonuses to certain persons who were employees of Eigner at the date of the acquisition and who remained employees of Agile for six months following the acquisition. The retention bonuses are recorded as acquisition-related compensation in the unaudited condensed consolidated statements of operations. During the three and six months ended October 31, 2003, we recorded $818,000 of acquisition-related compensation. In addition, we recorded $868,000 of acquisition-related compensation during the three months ending January 31, 2004. We paid all of this acquisition-related compensation in February 2004. There was no such compensation during the three or six months ended October 31, 2004.

Amortization of Intangible Assets

	Three Months Ended October 31,		% Change	Six Months Ended October 31,		% Change
	2004	2003		2004	2003
	(in thousands, except percentages)			(in thousands, except percentages)
Amortization of goodwill and other intangible assets	$567	$916	(38)%	$1,401	$916	53%
As a percentage of total revenues	2%	4%		3%	2%

During fiscal 2004 we made selective acquisitions of assets and businesses, including certain intangible assets. Intangible assets consist of developed technologies, customer relationships, and non-compete agreements acquired as part of our acquisitions described above. Intangible assets are subject to amortization and have original estimated weighted-average useful lives ranging from one to five years. No significant residual value is estimated for the intangible assets.

The components of acquired identifiable intangible assets are as follows (in thousands):

	October 31, 2004			April 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Developed technologies	$2,600	$(1,074)	$1,526	$2,600	$(720)	$1,880
Cutomer relationships	4,482	(1,953)	2,529	4,482	(1,239)	3,243
Non-compete agreements	1,200	(1,200)	—	1,200	(867)	333

	$8,282	$(4,227)	$4,055	$8,282	$(2,826)	$5,456

As of October 31, 2004, the estimated future amortization expense of acquired intangible assets is as follows (in thousands):

Fiscal Years:
2005 (remaining six months)	$1,069
2006	2,138
2007	755
2008	93

Total	$4,055

We may continue purchasing assets or businesses to accelerate industry or geographic expansion, or increase the features and functions of our products available to our customers. Any future acquisitions may result in the creation of additional intangible assets that leads to a corresponding increase in our amortization expense in future periods. In addition, in connection with preparing financial statements for each reporting period, we analyze whether our intangible assets have been impaired and should be written down or off. Our future operating performance could be impacted by the future amortization and/or impairment of intangible assets.

Acquired In-Process Research and Development

	Three Months Ended October 31,		% Change	Six Months Ended October 31,		% Change
	2004	2003		2004	2003
	(in thousands, except percentages)			(in thousands, except percentages)
Acquired in-process technology	$—	$500	(100)%	$—	$500	(100)%
As a percentage of total revenues	—	2%		—	1%

In connection with our acquisition of Eigner during fiscal 2004, we allocated $500,000 of the purchase price to acquired in-process research and development (“IPR&D”). The amounts allocated to the acquired IPR&D were immediately expensed in the period the acquisition was completed because the projects associated with the acquired IPR&D efforts had not yet reached technological feasibility and no future alternative uses existed for the technology. We used an independent appraiser to calculate the amount allocated to acquired IPR&D. In calculating the value of the acquired IPR&D, the independent appraiser used established valuation techniques accepted in the technology and software industries. This calculation gave consideration to relevant market size and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles, and the estimated lives of each of the products derived from the underlying technology. The value of the acquired IPR&D reflects the relative value and contribution of the acquired research and development. Consideration was given to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project in determining the value assigned to the acquired IPR&D. During the three and six months ended October 31, 2003, we recognized a $500,000 charge for acquired IPR&D. There were no such charges during the three or six months ended October 31, 2004.

Restructuring and Other Charges

	Three Months Ended October 31,		% Change	Six Months Ended October 31,		% Change
	2004	2003		2004	2003
	(in thousands, except percentages)			(in thousands, except percentages)
Restructuring and other charges	$—	$9,201	(100)%	$2,132	$9,201	(77)%
As a percentage of total revenues	—	37%		4%	21%

From time to time during Agile’s existence, management has initiated various restructurings of our operating capabilities and capacity. These restructurings have been taken primarily in response to redundant or excess capacity brought about by acquisitions and/or significant changes in economic conditions and market demand. During the second quarter of fiscal 2003, we recorded restructuring and other charges of $7.8 million (the “2003 Restructuring”). The 2003 Restructuring consisted primarily of the consolidation of excess facilities, abandonment of certain assets in connection with the consolidation of excess facilities, and a write-down of non-refundable prepaid software licenses. As of October 31, 2004, $1.7 million of the 2003 Restructuring obligations remained, which represents costs related to excess facilities.

During the second quarter of fiscal 2004, we recorded restructuring and other charges of $9.2 million (the “2004 Restructuring”) as follows:

In connection with our move to our new headquarters in San Jose, California, during the second quarter of fiscal 2004, we recorded restructuring and other charges of $7.5 million, which was comprised of (i) $5.5 million related to the fair value of the remainder of our outstanding lease commitments for properties that we vacated in September 2003, net of the fair value of estimated sublease income and net of deferred rent of $581,000 related to the vacated properties, and (ii) $2.0 million related to the abandonment of certain long-lived assets, including leasehold improvements, furniture and fixtures, and computer equipment.

In connection with our acquisition of Eigner during the second quarter of fiscal 2004, we recorded additional restructuring and other charges of $1.7 million. As discussed further in “Note 4 Business Combinations – Eigner,” we terminated 33 Agile employees and recorded restructuring and other charges of $1.1 million for the related severance, benefits, payroll taxes and other associated costs. We recorded an additional $623,000 of other charges related to the write-down of certain other assets, including a $471,000 impairment of non-refundable prepaid software license fees for which we determined that the carrying value exceeded its net realizable value as a result of our decision to discontinue selling the products in which the third party licensed software was embedded.

As of October 31, 2004, $2.7 million of the 2004 Restructuring obligations remained, which represents costs related to excess facilities.

In the first quarter of fiscal 2005, we announced a further restructuring involving termination of employment of approximately 15% of our employees worldwide and consolidation our Chinese development centers into a single location (the “2005 Restructuring”). In connection with the 2005 Restructuring, we recorded restructuring and other charges of $2.1 million. As of October 31, 2004, $695,000 of the 2005 Restructuring obligation remained, which represents costs related to severance and excess facilities.

We review the assumptions used in estimating our restructuring charges, principally sublease income expectations for excess facilities and employee termination expenses, quarterly. Based upon this review, we did not make any adjustments to our prior restructuring estimates and assumptions during the quarter ended October 31, 2004. Furthermore, we currently do not expect our existing restructuring estimates and assumptions to change materially.

Summary of Restructuring Obligations

The significant activity within and components of the restructuring and other charges as of and for the six months ended October 31, 2004 are as follows (in thousands):

	Employee Termination Costs	Facility- Related Costs	Asset Abandonment Costs	Other Charges	Total
Restructuring obligations at April 30, 2004	$—	$6,586	$—	$—	$6,586

2005 Restructuring charges (1)	1,643	366	10	113	2,132
Cash payments	(1,132)	(2,363)	—	(84)	(3,579)
Non-cash charges	—	—	(10)	(29)	(39)

Restructuring obligations at October 31, 2004 (2)	$511	$4,589	$—	$—	$5,100

Accrued restructuring, current					$4,187
Accrued restructuring, non-current					913

					$5,100

(1)	The 2005 Restructuring charges and related obligations were recorded at fair value, after giving effect to the fair value of the related obligations, in accordance with SFAS No. 146.
(2)	The remaining employee termination obligations and other charges are expected to be paid through the quarter ending April 30, 2005. The remaining facility-related obligations are expected to be paid through the quarter ending January 31, 2008.

Interest and Other Income, Net

	Three Months Ended October 31,		% Change	Six Months Ended October 31,		% Change
	2004	2003		2004	2003
	(in thousands, except percentages)			(in thousands, except percentages)
Interest and other income, net	$1,078	$763	41%	$1,878	$1,593	18%
As a percentage of total revenues	4%	3%		3%	4%

Interest and other income, net, consists of interest earned on cash, cash equivalents, and investments as well as foreign exchange transaction gains and losses and other miscellaneous non-operating transactions.

The increase in interest and other income, net, during the three and six months ended October 31, 2004 compared to the prior year periods was due to slightly higher interest rate earned on our investments, slightly offset by lower average cash and investment balances during the current-year period. See “Liquidity and Capital Resources” below.

Provision for Income Taxes

	Three Months Ended October 31,		% Change	Six Months Ended October 31,		% Change
	2004	2003		2004	2003
	(in thousands, except percentages)			(in thousands, except percentages)
Provision for income taxes	$262	$243	8%	$535	$660	(19)%
As a percentage of total revenues	1%	1%		1%	2%

Our provision for income taxes primarily reflects actual taxes associated with our international operations, since we incurred overall net losses in all periods presented. Other than the provision for foreign taxes, and to a lesser extent, provision for state income taxes, no provision for income taxes has been recorded since our inception because we have incurred net losses in all periods. We have recorded a valuation allowance for the full amount of our net deferred tax assets, including our net operating loss carryforwards and tax credits, as sufficient uncertainty exists regarding our ability to realize the deferred tax asset balance.

Liquidity and Capital Resources

Overview

Our principal source of liquidity consists of cash, cash equivalents and investments, as follows (in thousands):

	October 31, 2004	April 30, 2004
Cash and cash equivalents	$139,103	$113,069
Short-term and long-term investments	96,702	125,152

	$235,805	$238,221

Our cash, cash equivalents, and investments are placed with high credit quality financial institutions, commercial companies and government agencies in order to limit the amount of credit exposure. As of October 31, 2004, our working capital was $172.9 million and our days sales outstanding (“DSO”) was 67 days.

Cash Flows

In summary, our cash flows were as follows (in thousands):

	Six Months Ended October 31,
	2004	2003
Net cash used in operating activities	$(2,053)	$(9,221)
Net cash provided by (used in) investing activities	25,331	(28,441)
Net cash provided by financing activities	2,189	5,789

Cash used in operating activities during the six months ended October 31, 2004 was primarily due to our net loss for the period of $3.1 million, adjusted for non-cash items of $4.6 million, and a net decrease of approximately $3.6 million in other operating assets and liabilities. Non-cash items include provision for doubtful accounts, depreciation and amortization, stock compensation, and the non-cash portion of restructuring and other charges. The net decrease in working capital items consisted primarily of increases in accounts receivable (as a result of increased revenues), net payment of accrued restructuring costs, purchase commitments and decreases in deferred revenue due to the timing of our software maintenance renewal agreements. These items were partially offset by increases in accounts payable.

Cash used in operating activities during the six months ended October 31, 2003 was primarily due to our net loss for the period of $18.3 million, adjusted for non-cash items of $9.7 million, and a net decrease of approximately $624,000 in other operating assets and liabilities. Non-cash items include acquired in-process research and developments, provision for doubtful accounts, depreciation and amortization, stock compensation and non-cash portion of restructuring and other charges. The net decrease in other operating assets and liabilities consisted primarily of increase in accounts receivable, decrease in accounts payable and deferred revenue, partially offset by increase in accrued expenses and other liabilities (primarily accrued restructuring costs, offset by payments of bonuses and severance benefits resulting from our acquisitions during the period) and decrease in other assets.

Cash provided by investing activities during the six months ended October 31, 2004 consisted of $28.3 million of net maturities of short-term and long-term investments, partially offset by $2.2 million of purchases of property and equipment and $788,000 of cash paid as the final earn-out payment to the stockholders of ProductFactory.

Cash used in investing activities during the six months ended October 31, 2003 consisted of $19.9 million of net purchases of investments, $6.1 million of purchases of property and equipment, primarily related to furnishing and equipping our corporate headquarters in San Jose, California, and $2.5 million of net cash paid in business combinations for businesses acquired during the period.

Cash provided by financing activities in the six months ended October 31, 2004 and 2003 was due primarily to the issuance of common stock associated with the exercise of stock options and our employee stock purchase plan totaling $2.2 million and $6.4 million, respectively.

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

Recent Accounting Pronouncements

On March 31, 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements No. 123 and 95,” that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic value method as prescribed by Accounting Principles Board, or APB, Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expenses in our consolidated statement of operation. The proposed standard would require that the modified prospective method be used, which requires that the fair value of new awards granted from the beginning of the year of adoption (plus unvested awards at the date of adoption) be expensed over the vesting period. In its current form, the proposed statement would require companies to assess the most appropriate model to calculate the value of the options. We currently use the Black-Scholes option-pricing model to value options and are currently assessing which model we may use in the future under the proposed statement and may deem an alternative model to be the most appropriate. The use of a different model to value options may result in a different fair value than the use of the Black-Scholes option-pricing model. In addition, there are a number of other requirements under the proposed standard that would result in differing accounting treatment than currently required, should the proposed standard be implemented in its current form. These differences include, but are not limited to, the accounting for the tax benefit on employee stock options and for stock issued under our employee stock purchase plan. The recommended effective date of the proposed standard for public companies is currently for fiscal periods beginning after June 15, 2005.

Should this proposed statement be finalized in its current form, it will have a significant impact on our consolidated statement of operation as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes (see Note 1 – Summary of Significant Accounting Policies), as is our current practice.

At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued FASB Staff Position 03-01-1, which delays the effective date of the recognition and measurement guidance. The Company does not believe that this consensus on the recognition and measurement guidance will have a significant impact on its financial position or results of operations.

RISK FACTORS

If any of the events described in the following risk factors occur, our business, financial condition or results of operations would likely suffer. In that event, the trading price of our common stock could decline. Any forward-looking statements set forth in this Report should be considered in light of the factors discussed below.

Our Software Products, Including Our Agile 9 Product Suite, Could Contain Defects that Could Harm Our Reputation, Diminish Demand For Our Products, Be Costly to Remediate, and/or Expose Us to Litigation

Our software products are complex and may contain errors that may be detected at any point in the life of the product. This risk is more significant as it relates to new products, where there is limited experience with the product in customer environments. We cannot be sure that, despite testing by us, our implementation partners and our current and potential customers, errors will not be found in new products or releases after shipment.

We began shipping Agile 9 in January 2004, and have been working with customers on implementations in the intervening months. In the course of customer implementation activities with which we have been involved to date, we have encountered what we believe to be ordinary errors of the type generally associated with a new release of major software programs. There can be no assurance that material errors will not come to light as implementation activities continue and expand. Software errors, if significant, or market perception that our software is not fully ready for production use—whether accurate or not—could result in (i) lost or delayed revenue and market acceptance, (ii) injury to our reputation, (iii) increased service and warranty costs, including the potential need to provide services at reduced fees or no charge at all in order to address customer concerns, and (iv) claims or litigation for breach of contract or warranty. Any of these adverse consequences, either alone or in conjunction with others, could have a material negative impact on our business and results of operations.

Our Quarterly Operating Results Fluctuate and Are Difficult to Predict. The Timing of Large Orders is Highly Unpredictable. Our Expenses are Relatively Fixed in the Short Term. Unpredicted Revenue Shortfalls Could Disproportionately and Adversely Affect Operating Results. If Our Future Results Are Below the Expectations of Public Market Analysts or Investors, the Price of Our Common Stock May Decline Significantly

Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future. Our products have a complex and unpredictable sales cycle. The timing of large orders, which can account for a significant percentage of our total license revenues, remains unpredictable as a result of the overall economic conditions, cautious capital spending by businesses and customer expenditure approval process. If any large order anticipated for a particular quarter is not received in that quarter, or the related license revenue is not recognizable in that quarter, we may experience an unplanned shortfall in revenues. In contrast, our expense levels are relatively fixed in the near term and are based in part on expectations of future revenues. As a result, a revenue shortfall from estimated levels can cause a disproportionately adverse impact on our operating results for the quarter in which the revenue shortfall occurs.

Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. It is possible that in some future periods our results of operations may be below our guidance or the expectations of public market analysts and investors. If this were to occur, the price of our common stock would likely decline significantly.

If We Do Not Achieve A High Level of Customer Satisfaction, Our Customers May Not Purchase Additional Products From Us and Our Reputation in the Market Could Suffer, Adversely Impacting Our Ability to Attract New Customers

The size of a new customer’s initial order is often relatively small and may include a limited number of user licenses. In subsequent orders, customers typically add user licenses or additional products. We depend, to a significant extent, on sales of additional user licenses and products to our existing customers to grow our revenues. Therefore, it is important that our customers are satisfied with their initial product implementations and that they believe that expanded use of the product they purchased will provide them with additional benefits.

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

We Have Many New Sales Representatives, Particularly in Our International Sales Force, Who Could Take Time to Reach Productivity which could Result in Lost or Delayed Sales

We sell our products primarily through our direct sales force. Late in fiscal 2003 we began to reorganize our sales organizations, starting first with North America and then internationally. As a result of these changes, many of our account executives, particularly our international sales executives, are relatively new to Agile. It generally takes three to six months for a new account executive to become productive and could take nine to twelve months to become fully productive. Changes in account executives can also result in the need to reestablish relationships with existing customers. This can result in dissatisfaction, and lost or delayed sales as customers become accustomed to their new account executives. In addition, a significant number of Eigner sales personnel joined Agile as a result of the Eigner acquisition. Training these individuals on the Agile products and the Agile sales personnel on the products acquired with Eigner is a substantial undertaking and is still ongoing. The ability of our entire sales force to effectively sell our full suite of products will be critical to our growth. If the new members of our sales team are unable to quickly become fully productive, or if we cannot successfully cross-train our expanded sales force in our full suite of products, it may be difficult for us to sell our products, we may lose sales opportunities and market share, take longer to close anticipated sales, and experience a shortfall in revenues.

If Our Service Revenue Increases As a Percentage of Total Revenues, Our Gross Margins Could Decrease; Demand for Our Services is Exceeding Internal Capacity, Increasing Reliance on Third-Party Subcontractors Which Adversely Impacts Gross Margin; We Currently Perform Some of Our Implementations on a Fixed-Price Basis, Which Could Cause Us to Incur More Costs Than We Expect

We realize lower margins on service revenue particularly with respect to Professional Service than on license revenues. As a result, if service revenue increases as a percentage of total revenues, or, if we increase our use of third parties to provide such services, our gross margins may decline.

The profitability of our Professional Services is critically dependent on our ability to maintain a minimum average billing rate and a fairly high utilization level of professional services personnel. If we are unable to maintain or improve our billing and utilization rates, the profitability of our Professional Services activities, our service revenues and our overall profitability will suffer.

Demand for our services, principally implementation services for Agile 9, has begun to exceed the capacity of our internal services organization. As a result, we have had to engage third parties to subcontract all or a portion of the services engagements in some instances. The costs associated with using third parties are significantly higher than the costs associated with direct delivery of services. As a result, the increased use of third parties has adversely impacted our services gross margins. While we are seeking to hire additional internal services resources, we expect to continue to rely to a significant extent on third parties for the next few quarters which will continue to adversely affect our gross margins. Moreover, newly hired services personnel require up-front training and take some time before becoming fully productive. Accordingly, the addition of a significant number of new services personnel can adversely affect services margins in the short term. In addition, there are only limited number of people with PLM experience. We may then find it difficult to attract and retain the personnel we would need to successfully grow our services organization.

We may at times charge customers a fixed fee for installation services. If we underestimate the amount of time or resources required to install our products in fixed-fee situations, our gross margins could decline, adversely impacting our operating results.

Software Product Development is Inherently Complex, and We Could Experience Difficulties in Introducing New Products and Upgrades Which Could Result in Lost or Delayed Sales

In addition to Agile 9, our future financial performance also depends on our successful and timely development, introduction and market acceptance of other new and enhanced products, including products that we may introduce using technology that we acquire from other companies. The lifecycles of our products are difficult to predict because the market for our products is characterized by rapid technological change, changing customer needs and evolving industry standards.

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

Going forward, we believe that acquiring additional products, technologies and/or companies will be important to remaining competitive in the PLM marketplace. However, we may not be able to identify complementary acquisition targets or, even once targets are identified, we may not be able to reach agreement on the terms of acquisition or complete the acquisitions. Acquisitions could cause us to issue dilutive equity securities, incur debt or contingent liabilities, amortize goodwill and other intangibles, write off in-process research and development and other acquisition-related expenses, any of which could adversely affect our financial condition and operating results.

Competition Among Providers of Product Lifecycle Management Software May Increase, Which May Cause Us to Reduce Prices and Experience Accompanying Reduced Gross Margins or Loss Business to Competitors, Resulting Ultimately in a Loss of Market Share

We believe that the market for product lifecycle management solutions is becoming increasingly competitive due to a number of factors, including: (i) entry of new competitors; (ii) alliances among existing competitors; (iii) alliances between our competitors and systems integrators; and (iv) consolidation in the product lifecycle management software industry. In addition, as a result of the increasing availability of offshore software development resources efforts, we have begun to face additional competition from customers’ and prospective customers’ custom development efforts. Finally, we are seeing pricing pressure from customers and prospects who, during the recent economic downturn, became accustomed to receiving substantial discounts on all of their purchases.

We have recently experienced some pricing pressure on sales of our products, where competitors have offered to sell licenses at much lower cost in exchange for customer purchases of maintenance or other services from the competitor. In some situations, we believe competitors may have offered initial licenses at no cost in order to establish a relationship with the customer. We expect that these pressures will continue, particularly with the constraint in the capital budgets for purchases of enterprise software that our customers are operating under. In order to remain competitive, and retain or expand our market share, and to expand into new industries, we may have to meet some of these demands for lower prices on our license fees, and offer initial licenses at low, or even no cost, to the customer.

There is a risk that, even as the economy improves overall, businesses may not increase their information technology spending commensurate with their business growth. Moreover, even in an environment of increasing information technology spending, we (and other PLM vendors) are not only competing for PLM opportunities but also competing against unrelated internal projects and vendors of unrelated products and services, all of whom are competing for the limited information technology funding being made available by current and prospective customers. There can be no assurance that PLM in general or Agile in particular will compete favorably against other potential uses of information technology spending.

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

We Have Significantly Expanded Our International Operations Which has Increased Our Exposure to Risks Inherent in Conducting Business Activities in Geographics Outside of the United States.

In May 2002, we began establishing research and development operations in India and China and in August 2003, through our acquisition of Eigner, we began significant operations in Germany. We also have sales offices located in many additional locations. In addition to the increase in our international operations, we derive a significant portion of our revenues from customers located outside of the United States. For example, during the three months ended October 31, 2004, revenues from customers located outside of North America were approximately 33% of total revenues. We expect both our operations and revenues from outside of North America to represent a significant portion of our overall operations and revenues, respectively.

Our recent and expected international expansion subjects us to a number of risks associated with conducting operations internationally, including:

•	Difficulties in managing geographically disparate operations;

•	Longer sales cycles associated with educating foreign customers on the benefits of using our products;

•	Greater difficulty and longer time in collecting accounts receivable from customers located abroad;

•	Difficulty in providing customer support for our software in multiple time zones and languages;

•	The need to develop our software in multiple foreign languages;

•	Difficulties in enforcing agreements through non-U.S. legal systems;

•	Unexpected changes in regulatory requirements that may limit our ability to export our software or sell into particular jurisdictions or impose multiple conflicting tax laws and regulations;

•	Political and economic instability, civil unrest or war;

•	Terrorist activities that impact international commerce;

•	Difficulties in protecting our intellectual property rights, particularly in countries where the laws and practices do not protect proprietary rights to as great an extent as do the laws and practices of the United States;

•	Changing laws and policies affecting economic liberalization, foreign investment, currency convertibility or exchange rates, taxation or employment; and

•	Nationalization of foreign owned assets, including intellectual property.

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

Our Efforts to Expand Sales of Our Products to Other Industries May Not Succeed Thereby Limiting Our Available Markets and Revenue Growth Potential

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

We Have a History of Losses and May Not Achieve or Maintain Profitability

Since inception, we have funded our business primarily through selling our stock, not from cash generated from our business. We have incurred quarterly and annual losses in each of the years since we were formed. We incurred losses of $92,000 and $15.7 million for the three months ended October 31, 2004 and 2003, respectively. As of October 31, 2004, we had an accumulated deficit of approximately $284.9 million. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses, as well as substantial non-cash costs relating to the amortization of intangible assets and stock compensation which will contribute to our net losses.

For the three months ended October 31, 2004, we achieved nearly breakeven results on a GAAP basis, and modestly profitable non-GAAP operating results (which excludes stock compensation and amortization of intangible assets). Sustaining non-GAAP profitable results, and achieving profitable GAAP results, will depend upon a combination of careful expense management coupled with higher revenue levels. Many of our expenses are relatively fixed in the short term and there can be no assurance that we will be able to maintain expenses at target levels. There can also be no assurance that our revenues will increase. As a result, there can be no assurance that we will achieve break-even or profitable operations or, once achieved, that we would be able to sustain or increase profitability on a quarterly or annual basis in the future.

Changes in Global Business Conditions Could Adversely Affect Demand for Our Products and Sevices, Thereby Negatively Impacting Our Revenues and Results of Operations

Our operating results have been adversely affected over the past few years by the reduced levels of capital spending, overall weak economic conditions affecting our current and potential customers, and political uncertainties such as the ongoing threat of terrorist strikes. The economic environment that we faced in fiscal 2004 was uncertain, and that uncertainty continues in fiscal 2005. Because customers and potential customers are deferring and may continue to defer major infrastructure investments until general economic conditions improve, we may be especially prone to this weak economy, particularly as it relates to large license transactions. Although we have begun to see early evidence of strengthening demand, weak economic conditions may continue to adversely impact our business for at least the new few quarters.

We Depend on Third-Party Licensed Technology That if Lost, Could Result in Increased Cost or Delays in Sales of Our Products

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

The Market For Our Products Is Still Developing, and There Is Significant Uncertainly as to How Rapidly It Will Grow, If At All, and How Large It Will Become

The market for PLM software products is still developing. Our customers and potential customers have not traditionally automated product lifecycle management solutions like we offer throughout their supply chains. As this is a relatively new market, we cannot be certain that this market will continue to develop and grow.

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

The Market Price of our Common Stock Has Been and May Continue to Be Volatile, Which Could Result in Substantial Losses for Individual Security Holders

The market price for our common stock has been, and is likely to continue to be, highly volatile. During the six months ended October 31, 2004, the high and low closing sales prices of our common stock were $8.82 and $6.67, respectively. Our stock price is subject to wide fluctuations in response to factors, some of which will be beyond our control.

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

Legislative Action and Potential New Accounting Pronouncements Could Cause our General and Administrative Expenses to Increase

In order to comply with the Sarbanes-Oxley Act of 2002, as well as recent changes to listing standards by NASDAQ, and rules implemented by the Securities and Exchange Commission, we will be required to hire additional personnel and utilize additional outside legal, accounting and advisory services. We currently anticipate that these efforts will cost at least $1 million during fiscal 2005, which will cause our general and administrative costs to increase. Moreover, in the rapidly changing regulatory environment in which we now operate, there is significant uncertainty as to what will be required to comply with many of the new rules and regulations. As a result, we may be required to spend substantially more than we currently estimate, and may need to divert resources from other activities, as we develop our compliance plans.

Investor Confidence and Share Value May Be Adversely Impacted if We or Our Independent Registered Public Accountants Are Unable to Favorably Assess the Effectiveness of Our Internal Control Over Financial Reporting As of the End of Fiscal Year 2005 as Required by Section 404 of the Sarbanes-Oxley Act of 2002.

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

If Requirements Relating to Accounting Treatment For Employee Stock Options Are Changed, We May Find it Necessary to Change Our Business Practices

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

Interest Rate Risk

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since all of our investments are in instruments with maturities of less than two years. The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our entire portfolio of cash in money market funds and investments classified as “available-for-sale.” In general, money market funds and investments with maturities of less than two years are not subject to significant market risk because the interest paid on such funds fluctuates with the prevailing interest rate. Because our mortgage arrangement is based on variable rates of interest, our interest expense is sensitive to changes in interest rates. Since these obligations represent a small percentage of our total capitalization, we believe that there is not a material risk.

The table below represents principal (or notional) amounts and related weighted-average interest rates by year of maturity of our investment portfolio as of October 31, 2004 (in thousands, except interest rates).

	Maturing within 12 months	Maturing between 1 and 2 years	Thereafter	Total
Cash equivalents	$139,103	$—	$—	$139,103
Weighted average interest rate	1.68%	—%	—%	1.68%
Investments	$52,710	$43,992	$—	$96,702
Weighted average interest rate	1.97%	2.17%	—%	2.06%

Total investment securities	$191,813	$43,992	$—	$235,805

Item 4. Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There has been no change in our internal control over financial reporting during the quarter ended October 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Notwithstanding these limitations, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Our CEO and CFO have concluded that our controls and procedures are, in fact, effective at the “reasonable assurance” level.

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

Item 2. Change in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission Of Matters To A Vote Of Security Holders

We held our Annual Meeting of Stockholders in San Jose, California on September 21, 2004. Of the 52,514,420 shares outstanding as of the record date (July 30, 2004), 48,894,290 shares were present or represented by proxy at the meeting. We solicited proxies pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. At the meeting, our stockholders voted as follows in the following matters:

(a)	Proposal to elect two Class II directors, each to serve for a three-year term and until his/her successor is duly elected and qualified:

	For	Withheld
Nancy Schoendorf	43,580,806	5,313,404
Ronald E.F. Codd	45,187,720	3,706,570

(b)	Proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending April 30, 2005:

For	Against	Abstain
47,138,685	949,677	805,928

Each proposal was approved by the required vote.

Item 5. Other Information

Not Applicable

Item 6. Exhibits

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

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Agile’s Registration Statement on Form S-1 (Reg. No. 333-81387), declared effective on August 19, 1999.

(2)	Incorporated by reference to Agile’s Current Report on Form 8-K (file No. 000-27071), filed on April 26, 2001.

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

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGILE SOFTWARE CORPORATION

By:	/s/ CAROLYN V. AVER
Carolyn V. Aver Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

Date: December 8, 2004