Form 10-Q
period 2005-01-31
AGILE SOFTWARE CORP
filed 2005-03-14
CIK 1088653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The number of shares of common stock of the Registrant issued and outstanding as of January 31, 2005 was 53,277,519.

AGILE SOFTWARE CORPORATION

FORM 10-Q

JANUARY 31, 2005

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AGILE SOFTWARE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 31, 2005	April 30, 2004 (1)
ASSETS
Current assets:
Cash and cash equivalents	$90,321	$45,337
Short-term investments	106,755	124,495
Accounts receivable, net of allowance for doubtful accounts of $1,798 and $1,512 as of January 31, 2005 and April 30, 2004, respectively	23,146	19,998
Other current assets	7,173	5,356

Total current assets	227,395	195,186

Long-term investments, net	44,264	68,389
Property and equipment, net	8,734	8,696
Other assets	1,255	2,186
Intangible assets, net	3,520	5,456
Goodwill	35,485	34,724

Total assets	$320,653	$314,637

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,304	$4,773
Accrued expenses and other current liabilities	18,358	16,298
Accrued restructuring, current	3,209	4,210
Deferred revenue	21,942	20,104

Total current liabilities	49,813	45,385

Accrued restructuring, non-current	714	2,376
Other non-current liabilities	6,569	5,382

Total liabilities	57,096	53,143

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock	53	52
Additional paid-in capital	550,515	544,927
Notes receivable from stockholders	(77)	(83)
Unearned stock compensation	(769)	(1,139)
Accumulated other comprehensive loss	(1,529)	(432)
Accumulated deficit	(284,636)	(281,831)

Total stockholders’ equity	263,557	261,494

Total liabilities and stockholders’ equity	$320,653	$314,637

(1)	Amounts as of April 30, 2004 have been derived from audited financial statements as of that date with certain reclassifications to conform to the current financial statements presentation (see Note 1- Summary of Significant Accounting Policies).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGILE SOFTWARE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Revenues:
License	$12,455	$9,527	$33,975	$25,154
Service	17,825	16,656	51,003	43,960

Total revenues	30,280	26,183	84,978	69,114

Cost of revenues:
License	1,243	988	3,484	2,774
Service	8,424	8,461	23,863	21,014
Stock compensation	36	95	179	147
Acquisition-related compensation	—	339	—	595
Amortization of intangible assets	178	212	533	372
Impairment of prepaid software licenses	—	—	—	471

Total cost of revenues	9,881	10,095	28,059	25,373

Gross margin	20,399	16,088	56,919	43,741

Operating expenses:
Sales and marketing:
Other sales and marketing	11,956	9,828	33,170	27,499
Stock compensation	87	315	331	2,988
Research and development:
Other research and development	5,649	6,038	16,471	17,214
Stock compensation	2	53	25	165
General and administrative:
Other general and administrative	2,908	2,246	8,262	6,507
Stock compensation	34	101	157	592
Acquisition-related compensation	—	529	—	1,091
Amortization of intangible assets	357	679	1,403	1,435
Acquired in-process research and development	—	—	—	500
Restructuring and other charges	—	—	2,132	8,730

Total operating expenses	20,993	19,789	61,951	66,721

Loss from operations	(594)	(3,701)	(5,032)	(22,980)
Other income:
Interest and other income, net	1,169	754	3,047	2,347
Loss from foreign currency translation	—	(743)	—	(743)

Income (loss) before provision for income taxes	575	(3,690)	(1,985)	(21,376)
Provision for income taxes	285	348	820	1,008

Net income (loss)	$290	$(4,038)	$(2,805)	$(22,384)

Net income (loss) per share:
Basic and diluted	$0.01	$(0.08)	$(0.05)	$(0.45)

Weighted average shares
Basic	53,058	51,947	52,732	50,139

Diluted	54,840	51,947	52,732	50,139

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGILE SOFTWARE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended January 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(2,805)	$(22,384)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Acquired in-process research and development	—	500
Provision for doubtful accounts	413	390
Depreciation and amortization	5,684	5,757
Stock compensation	692	3,892
Loss from foreign currency translation	—	743
Non-cash portion of restructuring and other charges	39	2,043
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,164)	(3,078)
Other assets, current and non-current	(1,209)	1,714
Accounts payable	1,254	(4,138)
Accrued expenses and other liabilities	(2,679)	2,702
Deferred revenue	3,020	(169)

Net cash provided by (used in) operating activities	1,245	(12,028)

Cash flows from investing activities:
Purchases of investments	(92,071)	(152,201)
Proceeds from maturities of investments	133,350	186,805
Cash paid in business combinations, net of cash acquired	(761)	(2,543)
Acquisition of property and equipment	(3,188)	(6,247)

Net cash provided by investing activities	37,330	25,814

Cash flows from financing activities:
Payment of acquired capital lease obligations	—	(718)
Proceeds from issuance of common stock, net of repurchases	5,265	7,933
Repayment of notes receivable from stockholders	6	103

Net cash provided by financing activities	5,271	7,318

Effect of exchange rate changes on cash	1,138	(422)

Net increase in cash and cash equivalents	44,984	20,682
Cash and cash equivalents at beginning of period	45,337	57,852

Cash and cash equivalents at end of period	$90,321	$78,534

Supplementary disclosure of cash flows information
Cash paid during the period for taxes	$368	$688

Non-cash investing activities
Common Stock issued in business combination	$—	$15,634

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

Reclassification

Agile has reclassified its auction rate securities of $67.7 million, previously classified as cash equivalents, as short-term investments in the accompanying April 30, 2004 Unaudited Condensed Consolidated Balance Sheets, because even though these securities are issued and rated as long term bonds, they are priced and traded as short term instruments because of the liquidity provided through the interest rate resets occurring at predetermined intervals, usually every 7, 28 or 25 days. The Company had historically classified these instruments as cash equivalents if the period between interest rate resets was 90 days or less, which was based on our ability to either liquidate our holdings or roll our investment over to the next reset period. In addition, “Purchases of investments” and “Proceeds from maturities of investments”, included in the accompanying Unaudited Condensed Consolidated Statements of Cash Flows for the period ended January 31, 2004 have been revised to include the purchase and sale of auction rate securities. This reclassification has no impact on our Unaudited Condensed Consolidated Statements of Operations.

Agile also reclassified a $471,000 impairment of non-refundable prepaid software licenses from restructuring charge to a separate component of cost of revenues in the accompanying Unaudited Condensed Consolidated Statement of Operations for the nine months ended January 31, 2004. This reclassification has no impact on our loss from operations and net loss.

Concentrations of credit risk and significant customers

In the three months ended January 31, 2005, one of our customers accounted for more than 10% of our total revenue. In the three months ended January 31, 2004 and nine months ended January 31, 2005 and 2004, none of our customers accounted for more than 10% of our total revenue. As of January 31, 2005, one of our customers accounted for more than 10% of our net accounts receivable. As of April 30, 2004, none of our customers accounted for more than 10% of our net accounts receivable.

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

We account for stock-based compensation arrangements for non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” We calculate the fair value of options issued to non-employees under SFAS 123 using the Black-Scholes option pricing model and recognize the fair value as an expense over the applicable service period of the related options using the accelerated method of amortization. As of July 31, 2004, we have fully amortized the expense related the fair value of options issued to non-employees.

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

The fair value of options issued pursuant to our employee stock-based compensation plans at the grant date were calculated using the Black-Scholes option pricing model as prescribed by SFAS No. 123 with the following weighted average assumptions:

	Stock Option Plans
	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Dividend yield	—	—	—	—
Expected volatility	43%	54%	44%	66%
Average risk-free interest rate	3.75%	3.17%	3.61%	3.27%
Expected life (in years)	5	5	5	5

	Purchase Plan
	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Dividend yield	—	—	—	—
Expected volatility	38%	54%	40%	66%
Average risk-free interest rate	2.63%	1.01%	2.36%	1.02%
Expected life (in years)	.5	.5	.5	.5

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the use of assumptions, including the expected stock price volatility. We use volatility rates based upon our historical volatility rates. Based upon the above assumptions, the weighted average fair value per share of options granted under the stock option plans during the three months ended January 31, 2005 and 2004 was $4.20 and $5.01, respectively. The weighted average fair value per share of options granted under the stock option plans during the nine months ended January 31, 2005 and 2004 was $4.17 and $5.02, respectively. The weighted average fair value per share of shares subject to purchase under the employee stock purchase plan during the three months ended January 31, 2005 and 2004 was $1.99 and $3.02, respectively. The weighted average fair value per share of shares subject to purchase under the employee stock purchase plan during the nine months ended January 31, 2005 and 2004 was $2.31 and $2.75, respectively.

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Had we recognized the fair value of our options issued under our stock-based compensation plans under the provisions of SFAS No. 123, our net loss would have been increased to the pro forma amounts below for the three and nine months ended January 31, 2005 and 2004, respectively (in thousands, except per share amounts):

	Three Months Ended January 31,
	2005	2004
Net income (loss) as reported	$290	$(4,038)
Add: Employee stock-based compensation included in reported net loss	159	563
Less: Employee stock-based compensation under SFAS No. 123	(5,446)	(7,529)

Pro forma net loss	$(4,997)	$(11,004)

Net income (loss) per share as reported, basic and diluted	$0.01	$(0.08)

Pro forma net loss per share, basic and diluted	$(0.09)	$(0.21)

	Nine Months Ended January 31,
	2005	2004
Net loss as reported	$(2,805)	$(22,384)
Add: Employee stock-based compensation included in reported net loss	696	3,676
Less: Employee stock-based compensation under SFAS No. 123	(16,403)	(19,755)

Pro forma net loss	$(18,512)	$(38,463)

Net loss per share as reported, basic and diluted	$(0.05)	$(0.45)

Pro forma net loss per share, basic and diluted	$(0.35)	$(0.77)

Unearned stock compensation

In accordance to APB No. 25, we record unearned stock compensation when we issue restricted common stock or options to purchase common stock with exercise prices below fair value on the date of grant. Stock compensation is recognized as an expense over the applicable vesting period of the related options, generally five years.

We remeasure the fair value of options issued to non-employees at each reporting period prior to vesting and then finally at the vesting dates of these options. As a result, stock compensation for non-employees fluctuates with the movement in the fair value of our common stock.

During the three and nine months ended January 31, 2005 and 2004, we terminated employment of individuals for whom we had recorded unearned stock compensation and had recognized related expense on an accelerated basis. Upon termination, we recorded as a recovery within the statements of operations the difference between the actual expenses recorded using the accelerated method and the expense that would have been recorded under the straight-line method. Additionally, during the three months ended January 31, 2005 and 2004, the termination of these individuals reduced unearned stock compensation, which would have been amortized to future expense, by $2,000 and $4,000, respectively. During the nine months ended January 31, 2005 and 2004, we reduced unearned stock compensation, which would have been amortized to future expense, by $44,000 and $272,000, respectively.

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amortization of employee and non-employee stock options, and recoveries due to cancellations were as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Amortization - employees	$161	$564	$703	$3,937
Amortization - non-employees	—	1	(4)	216
Recovery - employees	(2)	(1)	(7)	(261)

Total stock compensation	$159	$564	$692	$3,892

Note 2—Net Loss Per Share:

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Except for the three months ended January 31, 2005, diluted net loss per share is the same as basic net loss per share because the calculation of diluted net loss per share excludes potential dilutive shares of common stock since their effect is anti-dilutive. Potentially dilutive shares of common stock consist of unvested restricted common stock and shares of common stock issuable upon the exercise of outstanding stock options and warrants.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Numerator:
Net loss	$290	$(4,038)	$(2,805)	$(22,384)

Denominator (basic):
Weighted average shares	53,058	52,010	52,738	50,261
Weighted average unvested shares of restricted common stock subject to repurchase	—	(63)	(6)	(122)

Denominator for basic calculation	53,058	51,947	52,732	50,139

Denominator (diluted):
Weighted average shares	53,058	52,010	52,738	50,261
Weighted average unvested shares of restricted common stock subject to repurchase	—	(63)	(6)	(122)
Dilutive effect of employee stock options	1,782	—	—	—

Denominator for diluted calculation	54,840	51,947	52,732	50,139

Net loss per share:
Basic and diluted	$0.01	$(0.08)	$(0.05)	$(0.45)

The following table sets forth, as of the dates indicated below, potential dilutive shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Unvested common stock subject to repurchase	—	59	—	59
Options to purchase common stock	17,255	18,435	19,037	18,435

Total shares excluded	17,255	18,494	19,037	18,494

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3—Comprehensive Loss:

Comprehensive loss, which is reflected as a component of stockholders’ equity, includes net income (loss), unrealized gains or losses on investments, and foreign currency translation adjustments, as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Net income (loss)	$290	$(4,038)	$(2,805)	$(22,384)
Other comprehensive loss:
Unrealized gain (loss) on investments	(422)	205	(586)	43
Foreign currency translation adjustment	(29)	(397)	(511)	(481)

Other comprehensive loss	(451)	(192)	(1,097)	(438)

Total comprehensive loss	$(161)	$(4,230)	$(3,902)	$(22,822)

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

In connection with the acquisition of Eigner, we paid approximately $1.5 million in hiring bonuses to certain persons who were employees of Eigner at the date of the acquisition and agreed to pay approximately $1.7 million in retention bonuses to certain persons who were employees of Eigner at the date of the acquisition and who remained employees of Agile for six months following completion of this acquisition. These bonuses were paid in February 2004 and were recorded as acquisition-related compensation in fiscal 2004.

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

Pro forma financial information

The following table presents certain unaudited pro forma combined financial information for Eigner, Tradec, and us for the nine months ended January 31, 2004, as if the acquisitions had occurred on May 1, 2003, after giving effect to certain purchase accounting adjustments (in thousands, except per share amounts):

Nine Months Ended January 31, 2004
Pro forma net revenue	$76,903

Pro forma net loss	$(25,027)

Pro forma net loss per basic and diluted share	$(0.49)

Pro forma shares outstanding	50,802

These results are presented for illustrative purposes only and are not necessarily indicative of the actual operating results or financial position that would have occurred if the transactions had been consummated on May 1, 2003.

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5—Goodwill and Intangible Assets:

Goodwill

The change in carrying amount of goodwill for the nine months ended January 31, 2005, is as follows (in thousands):

Balance as of April 30, 2004	$34,724
Earnout payments (1)	761	(1)

Balance as of January 31, 2005	$35,485

(1)	Earnout payments represent payments made during the nine months ended January 31, 2005 to the former ProductFactory stockholders related to the acquisition of ProductFactory, Inc. by the Company completed on March 27, 2003. Included in such payment was the final payment due in connection with the ProductFactory acquisition.

Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer subject to amortization. Rather, we evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable.

As at January 31, 2005, none of the goodwill is deductible for tax purpose.

Intangible Assets

The components of acquired identifiable intangible assets are as follows (in thousands):

	January 31, 2005			April 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Developed technologies	$2,600	$(1,252)	$1,348	$2,600	$(720)	$1,880
Customer relationships	4,482	(2,310)	2,172	4,482	(1,239)	3,243
Non-compete agreements	1,200	(1,200)	—	1,200	(867)	333

	$8,282	$(4,762)	$3,520	$8,282	$(2,826)	$5,456

All of our acquired identifiable intangible assets are subject to amortization and have approximate original estimated weighted-average useful lives as follows: Developed technologies—three to five years; Customer relationships—three years; Non-compete agreements—one year. No significant residual value is estimated for the intangible assets.

As of January 31, 2005, the estimated future amortization expense for acquired identifiable intangible assets is as follows (in thousands):

Fiscal Years:
2005 (remaining three months)	$534
2006	2,138
2007	755
2008	93

Total	$3,520

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6—Restructuring and Other Charges:

From time to time, management has initiated various restructurings of our operations and facilities. These restructurings have been taken primarily in response to redundant or excess capacity brought about by acquisitions and/or significant changes in economic conditions and market demand. During the second quarter of fiscal 2003, we recorded restructuring and other charges of $5.2 million (the “2003 Restructuring”). The 2003 Restructuring consisted primarily of the consolidation of excess facilities and abandonment of certain assets in connection with the consolidation of excess facilities. As of January 31, 2005, $1.5 million of the 2003 Restructuring obligations remained, which represents costs related to excess facilities.

During the second quarter of fiscal 2004, we recorded restructuring and other charges of $8.7 million (the “2004 Restructuring”) as follows:

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

In connection with our acquisition of Eigner during the second quarter of fiscal 2004, we recorded additional restructuring and other charges of $1.2 million, primarily related to the severance, benefits, payroll taxes and other associated costs of the termination of 33 Agile employees (see “Note 4—Business Combination—Eigner”).

As of January 31, 2005, $2.0 million of the 2004 Restructuring obligations remained, which represents costs related to excess facilities.

In the first quarter of fiscal 2005, we announced a further restructuring involving termination of employment of approximately 15% of our employees worldwide and consolidation of our Chinese development centers into a single location (the “2005 Restructuring”). In connection with the 2005 restructuring, we recorded restructuring and other charges of $2.1 million. As of January 31, 2005, $436,000 of the 2005 Restructuring obligations remained, which represents costs related to severance and excess facilities.

We review the assumptions used in estimating our restructuring charges, principally sublease income expectations for excess facilities and employee termination expenses, quarterly. Based upon this review, we did not make any adjustments to our prior restructuring estimates and assumptions during the quarter ended January 31, 2005. Furthermore, we currently do not expect our existing restructuring estimates and assumptions to change materially.

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summary of Restructuring Obligations

The significant activity within and components of the restructuring and other charges as of January 31, 2005 are as follows (in thousands):

	Employee Termination Costs	Facility- Related Costs	Asset Abandonment Costs	Other Charges	Total
Restructuring obligations at April 30, 2004	$—	$6,586	$—	$—	$6,586

2005 Restructuring charges (1)	1,643	366	10	113	2,132
Cash payments	(1,132)	(3,540)	—	(84)	(4,756)
Non-cash charges/adjustments	(91)	91	(10)	(29)	(39)

Restructuring obligations at January 31, 2005 (2)	$420	$3,503	$—	$—	$3,923

Accrued restructuring, current					$3,209
Accrued restructuring, non-current					714

					$3,923

(1)	The 2005 restructuring charges and related obligations were recorded at fair value, after giving effect to the fair value of the related obligations, in accordance with SFAS No. 146.
(2)	The remaining employee termination obligations and other charges are expected to be paid through the quarter ending January 31, 2006. The remaining facility-related obligations are expected to be paid through the quarter ending January 31, 2008.

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

On February 15, 2005, the Court issued an order providing preliminary approval of the settlement except insofar as the settlement would have cut off contractual indemnification claims that underwriters may have against securities issuers, such as the Company. The Court set for hearing on March 18, 2005, a conference to determine the final form, substance and program of class notice and the scheduling of a fairness hearing for final approval of the settlement.

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

The following table presents our revenue by geographic location, based on the location of the customer, for the three and nine months ended January 31, 2005 and 2004 (in thousands, except percentages):

	Three Months Ended January 31,		As percentage of total revenue Three Months Ended January 31,
	2005	2004	2005	2004
Revenues:
North America	$20,996	$15,246	69%	58%
Europe	7,675	7,706	26	30
Asia-Pacific	1,609	3,231	5	12

	$30,280	$26,183	100%	100%

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Nine Months Ended January 31,		As percentage of total revenue Nine Months Ended January 31,
	2005	2004	2005	2004
Revenues:
North America	$57,207	$43,806	67%	63%
Europe	21,909	16,292	26	24
Asia-Pacific	5,862	9,016	7	13

	$84,978	$69,114	100%	100%

The following table presents our long-lived assets by geographic location, as of the balance sheet dates (in thousands):

	January 31, 2005	April 30, 2004
Long-lived assets:
North America	$6,961	$7,102
Europe	1,491	1,284
Asia-Pacific	282	310

	$8,734	$8,696

Note 9—Subsequent Event:

On February 3, 2005, we acquired substantially all of the assets and assumption of certain liabilities of Cimmetry Systems, Inc. (“Cimmetry”), a privately held company. Cimmetry is a leading provider of visualization and collaboration solutions for the A/E/C, Engineering, Manufacturing and Electronic Markets.

Under the terms of the acquisition, we paid approximately $41.5 million in cash. The final purchase price is subject to an adjustment based upon Cimmetry’s closing balance sheet. We funded the consideration from our current investments. We have been partnering with Cimmetry for a number of years to solve critical viewing and collaboration issues, and prior to the acquisition, we integrated the Cimmetry software into our products under a license from Cimmetry.

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

Business Overview

We develop, market and support an integrated suite of product lifecycle management (“PLM”) software products and offer related business consulting and implementation services. Our solutions enable our customers to accelerate their time-to-market and revenue, reduce costs, improve product quality, ensure regulatory compliance and drive innovation throughout the product lifecycle. Albertson’s. Inc., Alcatel, Bayer Consumer Healthcare, Boeing Service Company, Dell Computer Products, Flextronics International, GE Medical, Haemonetics, Harris Corporation, Hitachi Corporation, Johnson and Johnson, LeapFrog Enterprises, Lockheed Martin Missile and Fire Control, Magna Steyr, Siemens A&D, QUALCOMM Corporation, ThyssenKrupp Presta AG, Tyco Healthcare Group LP, Veritas Software Corporation and ZF are among the over 1200 customers that have licensed Agile PLM solutions.

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

Acquisitions

Our strategy has been, and continues to be, to expand our business both organically and through acquisitions of complementary products, technologies and companies. We have made the following acquisitions over the past two years:

•	oneRev, Inc., acquired in December 2002;

•	ProductFactory, Inc., acquired in March 2003;

•	Eigner US Inc., acquired in August 2003;

•	TRADEC, Inc., acquired in September 2003; and

•	Cimmetry Systems, Inc., acquired in February 2005.

Through the acquisition of ProductFactory, Inc. we acquired what is now our Product Portfolio Management product. Through the acquisition of Eigner we acquired what is now our Product Catalog, Requirements Management, Configuration Management, Engineering Collaboration and Maintenance, Repair and Overhaul products. Eigner also provided us with a stronger presence in the industrial products industries as well as in certain geographic markets, primarily the Central European. The acquisition of oneRev, Inc. and TRADEC, Inc. provided additional functionality to our existing products, as well as new customers. The results of all of these acquisitions are included in our statements of operations beginning as of the respective acquisition dates.

In addition, on February 3, 2005, we acquired Cimmetry Systems, Inc. (“Cimmetry”). Through the Cimmetry acquisition, we acquired visual collaboration software that has become an increasingly important element of PLM solutions. The results of Cimmetry will be included in our statements of operations beginning with our fiscal quarter ending April 30, 2005. Prior to this acquisition, we had integrated and offered Cimmetry product, in our Agile 9 through a license agreement.

Restructurings

We have taken a number of actions in prior periods to reduce our expense levels to better align our operations and cost structure with current and anticipated market conditions, as follows:

•	Throughout the first half of fiscal 2003, we evaluated the economic conditions and initiated a restructuring of our operations. As a consequence, during the second quarter of fiscal 2003, we recorded restructuring and other charges of $5.2 million, primarily related to the consolidation of additional excess facilities and the abandonment of additional property and equipment;

•	During the second quarter of fiscal 2004, in connection with our move to our new headquarters in San Jose, California, we recorded restructuring and other charges of $7.5 million, primarily related to our outstanding lease commitments for properties that we vacated in September 2003 and the abandonment of certain related long-lived assets;

•	Also during the second quarter of fiscal 2004, in connection with our acquisition of Eigner, we recorded additional restructuring and other charges of $1.2 million primarily related to a reduction of our workforce, elimination of duplicative activities and reduction of the cost structure of the combined company (see “Note 6 Restructuring and Other Charges” to our unaudited condensed consolidated financial statements); and

•	During the first quarter of fiscal 2005, we terminated approximately 15% of our worldwide workforce and consolidated our China-based development centers into a single location. In connection with these actions, we recorded restructuring and other charges of $2.1 million.

Overview of Our Results

We derive revenues from the license of software products under software license agreements and from the delivery of associated professional and maintenance services. Our license revenues are comprised of fees charged for the use of our products licensed primarily under perpetual and, to a lesser extent, term-based arrangements. Our service revenue is comprised of fees charged for implementation services and fees charged for post-contract customer support (i.e., technical support and product updates). Our implementation services are typically provided over a period of three to six months subsequent to the signing of a software license arrangement. Post-contract customer support is generally purchased at the time of initial license purchase, and renewed annually thereafter. Post-contract customer support revenue is recognized ratably over the support period, generally 12 months.

Throughout fiscal 2004, 2003 and 2002, the primary factor that has negatively impacted our operations and financial performance has been weak demand for enterprise software resulting from weakness in the global and U.S. economies and the resulting more constrained technology-spending environment. Weak economic conditions persisted through most of fiscal 2004. Beginning in the fourth quarter of fiscal 2004, we began to see early evidence of strengthening demand for our products, particularly in North America. Demand appears to have continued to slowly build in North America in fiscal 2005; however, while demand from customers outside of North America appears to have remained relatively stable, we have not yet seen the same strengthening in the market as we have seen in North America.

Recent highlights in our business include:

•	We reported record revenues for the third quarter of fiscal 2005 of $30.3 million, a 16% increase from total revenues of $26.2 million in the third quarter of fiscal 2004. License revenue for the third quarter of fiscal 2005 was $12.5 million, a 31% increase from license revenue of $9.5 million in the third quarter of fiscal 2004.

•	Our net income for the three months ended January 31, 2005 was $290,000, or $0.01 per share, compared to a net loss of $4.0 million or ($0.08) per share for the comparable prior-year period.

•	Our cash flows provided by operations for the nine months ended January 31, 2005 were $1.2 million. In addition, we maintained a cash and investments balance as of January 31, 2005 of $241.3 million, an increase of $3.1 million over the balance as of April 30, 2004.

Critical Accounting Policies

We have prepared our condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America. In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our reported revenues, loss from operations, and net loss, as well as on the value of certain assets and liabilities on our balance sheet. These estimates, assumptions and judgments about future events and their effects on our results cannot be determined with certainty, and are made based upon our historical experience and on other assumptions that we believed to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. The discussion and analysis of our financial condition and results of operations are based upon these estimates and assumptions. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition, allowance for doubtful accounts and sales returns, investments, prepaid software license fees, restructuring reserves, sales commission, stock options and warrants, and business combinations and acquired intangible assets, which are described below. In addition, please refer to Note 1 of our unaudited condensed consolidated financial statements for further discussion of our significant accounting policies.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
Revenues:
License	41%	36%	40%	36%
Service	59	64	60	64

Total revenues	100	100	100	100

Cost of revenues:
License	4	4	4	4
Service	28	32	28	30
Stock compensation	—	1	—	—
Acquisition-related compensation	—	1	—	1
Amortization of intangible assets	1	1	1	1
Impairment of prepaid software license	—	—	—	1

Total cost of revenues	33	39	33	37

Gross margin	67	61	67	63

Operating expenses:
Sales and marketing:
Other sales and marketing	39	38	39	40
Stock compensation	—	1	—	4
Research and development:
Other research and development	19	23	19	25
Stock compensation	—	—	—	—
General and administrative:
Other general and administrative	10	9	10	9
Stock compensation	—	—	—	1
Acquisition-related compensation	—	2	—	2
Amortization of intangible assets	1	2	2	2
Acquired in-process research and development	—	—	—	1
Restructuring and other charges	—	—	3	12

Total operating expenses	69	75	73	96

Loss from operations	(2)	(14)	(6)	(33)
Other income:
Interest and other income, net	4	3	4	3
Loss from foreign currency translation	—	(3)	—	(1)

Income (loss) before provision for income taxes	2	(14)	(2)	(31)
Provision for income taxes	1	1	1	1

Net income (loss)	1%	(15)%	(3)%	(32)%

Comparison of the Three and Nine Months Ended January 31, 2005 and 2004

Revenues

Total revenues for the three months ended January 31, 2005 increased by 16%, or $4.1 million from the prior-year period. This increase was primarily attributable to increases in both license and service revenue from both existing and new customers in North America, partially offset by a decrease in revenues in Asia-Pacific due to weak sales in Japan (see the license revenue, service revenue and revenues by geographic region discussion below). The increase in total revenue for the three months ended January 31, 2005 compared to the prior year period in part was also attributable to stronger European currencies in the current-year period compared to the US Dollar. Had our revenues from Europe for the three months ended January 31, 2005 been translated at exchange rates in effect during the comparable prior-year period, our revenues for such three month period would have been lower by approximately $434,000.

Total revenues for the nine months ended January 31, 2005 increased by $15.9 million from the prior-year period. These increases were primarily attributable to increases in both license and service revenue from both existing and new customers in North America, partially offset by a decrease in revenues in Asia-Pacific due to weak sales in Japan (see the license revenue, service revenue and revenues by geographic region discussion below). The increase in total revenue for the nine months ended January 31, 2005 compared to the prior year period was also attributable to the inclusion of Eigner, acquired in the second quarter of fiscal 2004, and in part to stronger European currencies in the current-year period compared to the US Dollar. Excluding the contribution from Eigner, total revenues for the nine months ended January 31, 2005 increased by $10.9 million from the prior-year period. Had our revenues from Europe for the nine months ended January 31, 2005 been translated at exchange rates in effect during the comparable prior-year period, our revenues for such nine-month period would have been lower by approximately $1.3 million.

Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future. Our products have a complex and unpredictable sales cycle. The timing of large orders, which continue to account for a significant percentage of our total license revenue, remains unpredictable. During the three months ended January 31, 2005, one of our customers accounted for more than 10% of total revenues. During the nine months ended January 31, 2005, no one customer accounted for more than 10% of total revenues.

Our revenues by geographic region for the three and nine months ended January 31, 2005 and 2004 are as follows (in thousands, except percentages):

	Three Months Ended January 31,		As percentage of total revenue Three Months Ended January 31,
	2005	2004	2005	2004
Revenues:
North America	$20,996	$15,246	69%	58%
Europe	7,675	7,706	26	30
Asia-Pacific	1,609	3,231	5	12

	$30,280	$26,183	100%	100%

	Nine Months Ended January 31,		As percentage of total revenue Nine Months Ended January 31,
	2005	2004	2005	2004
Revenues:
North America	$57,207	$43,806	67%	63%
Europe	21,909	16,292	26	24
Asia-Pacific	5,862	9,016	7	13

	$84,978	$69,114	100%	100%

During the three months ended January 31, 2005 and 2004, revenues from customers located outside of North America represented approximately 31% and 42% of total revenues, respectively.

During the nine months ended January 31, 2005 and 2004, revenues from customers located outside of North America represented approximately 33% and 37% of total revenues, respectively.

While our results represent a better geographic revenue balance than we had prior to acquiring Eigner, revenues have been growing more rapidly from customers in North America than in the international markets we serve. As a result, the percentage of total revenues represented by revenues from customers located outside of North America has been declining in recent quarters. However, we continue to develop our international sales force to both grow our overall revenue and to achieve a better geographic revenue balance.

License Revenue

	Three Months Ended January 31,		% Change	Nine Months Ended January 31,		% Change
	2005	2004		2005	2004
	(in thousands, except percentages)			(in thousands, except percentages)
Total license revenue	$12,455	$9,527	31%	$33,975	$25,154	35%
As a percentage of total revenues	41%	36%		40%	36%

The increase in license revenue in absolute dollars during the three months ended January 31, 2005 compared to the prior-year period was primarily due to increases in sales of newer products to new and existing customers in North America of $3.8 million, and to a lesser extent in Europe of $423,000, partially offset by the decrease in sales to customers in the Asia Pacific region of $1.3 million, due to weak sales in Japan.

The increase in license revenue in absolute dollars during the nine months ended January 31, 2005 compared to the prior-year period was primarily due to increases in sales of newer products to new and existing customers in North America of $9.4 million, offset by the decrease in sales to customers in the Asia Pacific region of $2.3 million, due to weak sales in Japan. License revenue in Europe for the nine months ended January 31, 2005 was also increased by $1.8 million compared to the prior year period, which was attributable to the inclusion of Eigner as well as to stronger European currencies in the current-year period compared to the US Dollar. Excluding the contribution from Eigner, total license revenue for the nine months ended January 31, 2005 increased by $7.6 million from the prior-year period. Had our license revenue from Europe for the nine months ended January 31, 2005 been translated at exchange rates in effect during the comparable prior-year period, our license revenue for such nine-month period would have been lower by approximately $399,000.

The increase in license revenue as a percentage of total revenues during the three and nine months ended January 31, 2005 compared to the prior-year period was primarily due to a more significant increase in license revenue as discussed above than in service revenue, as well as to the lag in generating service revenue as discussed below.

We expect that license revenue for the three months ending April 30, 2005 will be higher than the level achieved in the three months ended January 31, 2005 due in part to the inclusion of Cimmetry’s license revenue.

Service Revenue

	Three Months Ended January 31,		% Change	Nine Months Ended January 31,		% Change
	2005	2004		2005	2004
	(in thousands, except percentages)			(in thousands, except percentages)
Professional service	$7,004	$6,294	11%	$19,319	15,476	25%
Maintenance	10,821	10,362	4	31,684	28,484	11

Total service revenue	$17,825	$16,656	7%	$51,003	$43,960	16%

As a percentage of total revenues	59%	64%		60%	64%

Service revenue includes fees earned, and to a lesser extent reimbursable expenses incurred, in connection with consulting, software implementation and training services we provide to our customers as well as fees from software maintenance agreements we offer. Service revenue inherently lags behind the related license revenue as the service engagements and maintenance (and the related revenue) commence after the initial license sale. As a result, the positive impact of increasing license revenue on service revenue tends to be delayed by one to two quarters.

The increase in service revenue in absolute dollars during the three months ended January 31, 2005 compared to the prior-year period was primarily due to a $1.8 million increase in professional service revenue in North America, driven by our growth in license revenue, partially offset by the $1.1 million decrease in international professional service revenue.

The increase in service revenue in absolute dollars during the nine months ended January 31, 2005 compared to the prior-year period was primarily due to the $3.9 million increase in professional service revenue in North America, primarily due to our growth in license revenue, as well as a $3.0 million increase in maintenance revenue in Europe, the majority of which is due to the inclusion of Eigner for the period.

The decrease in service revenue as a percentage of total revenues during the three and nine months ended January 31, 2005 compared to the prior-year period was primarily due to a more significant increase in license revenue as discussed above, than in service revenue.

We expect that service revenue for the three months ending April 30, 2005 will be higher than the level achieved in the three months ended January 31, 2005 because of stronger demand in North America and the inclusion of Cimmetry’s maintenance revenue.

Cost of Revenues

Cost of License Revenue

	Three Months Ended January 31,		% Change	Nine Months Ended January 31,		% Change
	2005	2004		2005	2004
	(in thousands, except percentages)			(in thousands, except percentages)
Cost of license revenue	$1,243	$988	26%	$3,484	$2,774	26%
As a percentage of license revenue	10%	10%		10%	11%

Our cost of license revenue includes license fees due to third parties for technology integrated into or sold with our products, and the cost of order fulfillment such as shipping and packaging.

The increase in cost of license revenue in absolute dollars during the three and nine months ended January 31, 2005 when compared to the prior-year period was primarily due to our overall increase in license revenue. The slight decrease in cost of license revenues as a percentage of license revenue during the nine months ended January 31, 2005 was due to the lower cost of third-party software embedded in Agile 9 compared to the earlier version of our products.

For the three months ending April 30, 2005, we expect cost of license revenue in absolute dollars and as a percentage of license revenue to decrease as a result of the elimination of royalties previously payable to Cimmetry. Actual results, however, may fluctuate somewhat depending upon the amount of non-embedded third-party software sold in any particular period.

Cost of Service Revenue

	Three Months Ended January 31,		% Change	Nine Months Ended January 31,		% Change
	2005	2004		2005	2004
	(in thousands, except percentages)			(in thousands, except percentages)
Cost of service revenue	$8,424	$8,461	(0)%	$23,863	$21,014	14%
As a percentage of service revenue	47%	51%		47%	48%

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

The decrease in cost of service revenue as a percentage of service revenue during the three months ended January 31, 2005 compared to the prior-year period was primarily related to a higher rate of utilization of our professional service personnel.

The increase in cost of service revenues in absolute dollars for the nine months ended January 31, 2005 compared to the prior year period was as a result of: (a) $1.9 million in incremental costs associated with third-party service providers that we relied on to meet increased demand (particularly in regions where we have limited services resources); and (b) $1.1 million in increased personnel-related costs (including compensation and benefits, travel expenditures, and facilities and depreciation expense) resulting from an increase in service organization headcount, to a large extent due to the addition of the Eigner employees in the beginning of the second quarter of fiscal 2004. In addition, we have and will continue to increase our professional service personnel in North America.

For the three months ending April 30, 2005, we expect cost of service revenue as a percentage of service revenue to increase compared to the three months ended January 31, 2005, as we expect to hire additional professional service personnel to meet increasing customer needs for services.

Impairment of Prepaid Software Licenses

Cost of revenues for the nine months ended January 31, 2004 includes a $471,000 charge for the impairment of non-refundable prepaid software licenses for which we determined that the carrying value exceeded its net realizable value as a result of our decision to discontinue selling the products in which the third party licensed software was embedded.

Operating Expenses

We classify all charges to operating expense categories based on the nature of the expenditures. Although each category includes expenses that are unique to the category type, there are common recurring expenditures that are typically included in all operating expense categories, such as salaries, employee benefits, incentive compensation, travel costs, communication, rent and other allocated facilities costs, information technology, and professional fees. Also included in our operating expenses is the amortization of stock compensation, that is included in each of the sales and marketing, research and development, and general and administrative categories.

As a result of our restructuring efforts, as discussed further under “Restructuring and Other Charges” below, we realized significant reduction in our operating expenses during the nine months ended January 31, 2005. During the three and nine months ended January 31, 2005, our aggregate facilities and depreciation expenses decreased by $579,000 and $2.3 million, respectively, when compared to the same periods in the prior year. Significant portions of these costs savings are reflected in the Sales and Marketing, Research and Development and General and Administrative operating expenses through decreased facilities and depreciation expenses allocated to each such line item.

Additionally, due to our presence in Europe, our operating expenses are also affected by the foreign exchange rate fluctuation. For example, had our operating expenses from Europe for the nine months ended January 31, 2005 been translated at exchange rates in effect during the comparable prior-year period, our operating expenses from Europe for such nine month period would have been lower by approximately $935,000. This increase is reflected in the Sales and Marketing, Research and Development and General and Administrative operating expenses.

Sales and Marketing

The following table sets forth a summary of our sales and marketing expenses in absolute dollars and as a percentage of total revenues for the three and nine months ended January 31, 2005 and 2004, respectively, excluding the stock compensation which is explained separately under “Stock Compensation (Recovery)” below.

	Three Months Ended January 31,		% Change	Nine Months Ended January 31,		% Change
	2005	2004		2005	2004
	(in thousands, except percentages)			(in thousands, except percentages)
Sales and marketing, excluding stock compensation	$11,956	$9,828	22%	$33,170	$27,499	21%
As a percentage of total revenues	39%	38%		39%	40%

In addition to the common recurring expenditures mentioned above, our sales and marketing expenses include expenditures specific to the sales group, such as sales related commissions and incentive compensation, and expenditures specific to the marketing group, such as public relations and advertising, trade shows, marketing collateral and materials, and customer user group meetings, net of fees assessed, if any, for attendance.

The increase in sales and marketing expenses, excluding stock compensation, in absolute dollars during the three months ended January 31, 2005 compared to the prior-year period was primarily related to increased personnel-related costs, primarily sales incentive compensation associated with higher revenues.

The increase in sales and marketing expenses, excluding stock compensation, in absolute dollars during the nine months ended January 31, 2005 compared to the prior-year period was primarily related to increased personnel-related costs of $5.4 million, primarily sales incentive compensation associated with higher revenues and, to a lesser extent, an increase in the number of sales and marketing employees, primarily due to the addition of Eigner employees in the beginning of the second quarter of fiscal 2004.

For the three months ending April 30, 2005, we expect sales and marketing expenses, excluding stock compensation, but including results from Cimmetry, to increase in absolute dollars but to remain essentially flat or decrease slightly as a percentage of revenues compared to the three months ended January 31, 2005.

Research and Development

The following table sets forth a summary of our research and development expenses in absolute dollars and expressed as a percentage of total revenues for the three and nine months ended January 31, 2005 and 2004, respectively, excluding stock compensation which is explained separately under “Stock Compensation (Recovery)” below.

	Three Months Ended January 31,		% Change	Nine Months Ended January 31,		% Change
	2005	2004		2005	2004
	(in thousands, except percentages)			(in thousands, except percentages)
Research and development, excluding stock compensation	$5,649	$6,038	(6)%	$16,471	$17,214	(4)%
As a percentage of total revenues	19%	23%		19%	25%

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

The decrease in research and development expenses, excluding stock compensation, in absolute dollars during the three months ended January 31, 2005 compared to the prior-year period was primarily a result of our restructuring efforts (see the discussion under “Restructuring and Other Charges” below), including the consolidation of our China-based development centers into a single location. This restructuring reduced our personnel-related costs by $486,000 and our facilities and depreciation expenses by $230,000. This decrease was partially offset by a $304,000 increase in third-party consultant fees incurred to support our new product initiatives.

The decrease in research and development expenses, excluding stock compensation, in absolute dollars during the nine months ended January 31, 2005 compared to the prior-year period was primarily a result of our restructuring efforts (see the discussion under “Restructuring and Other Charges” below), which reduced our personnel and facilities costs by $2.4 million. This decrease was partially offset by a $1.0 million increase in third-party consultant fees incurred to support our new product initiatives, and to a lesser extent by the inclusion of Eigner for the period.

For the three months ending April 30, 2005, we expect research and development expenses, excluding stock compensation, to increase as a percentage of revenue compared to our results for the three months ended January 31, 2005 due to the addition of Cimmetry, and to a lesser extent, investment in the Agile PLM suite.

General and Administrative

The following table sets forth a summary of our general and administrative expenses in absolute dollars and expressed as a percentage of total revenues for the three and nine months ended January 31, 2005 and 2004, respectively, excluding stock compensation which is explained separately under “Stock Compensation (Recovery)” below.

	Three Months Ended January 31,		% Change	Nine Months Ended January 31,		% Change
	2005	2004		2005	2004
	(in thousands, except percentages)			(in thousands, except percentages)
General and administrative, excluding stock compensation	$2,908	$2,246	29%	$8,262	$6,507	27%
As a percentage of total revenues	10%	9%		10%	9%

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

The increase in general and administrative expenses, excluding stock compensation, in absolute dollars during the three months ended January 31, 2005 compared to the prior-year period was due to increased outside consultant fees and compensation and benefits as we added resources to comply with increased regulatory requirements, including the regulations implemented in response to Sarbanes-Oxley Act of 2002.

The increase in general and administrative expenses, excluding stock compensation, in absolute dollars during the nine months ended January 31, 2005 compared to the prior-year period was due to increased personnel costs and outside consultant fees of $ 1.4 million as we added resources to comply with increased regulatory requirements, including the regulations implemented in response to Sarbanes-Oxley Act of 2002. In addition, our compensation and benefits costs increased because included are general and administrative costs incurred by Eigner for the full nine months for the period ended January 31, 2005, but only for less than six months for the period ended January 31, 2004.

For the three months ending April 30, 2005, we expect general and administrative expenses, excluding stock compensation, as a percentage of revenue to remain comparable to the three months ended January 31, 2005, due to additional costs related to the acquisition and integration of Cimmetry and inclusion of general and administrative costs incurred by Cimmetry for the period, as well as compliance with the internal controls review, assessment and attestation required under the Sarbanes-Oxley Act.

Stock Compensation

	Three Months Ended January 31,		% Change	Nine Months Ended January 31,		% Change
	2005	2004		2005	2004
	(in thousands, except percentages)			(in thousands, except percentages)
Stock compensation:
Cost of revenues	$36	$95	(62)%	$179	$147	22%
Sales and marketing	87	315	(72)%	331	2,988	(89)%
Research and development	2	53	(96)%	25	165	(85)%
General and administrative	34	101	(66)%	157	592	(73)%

Total stock compensation	$159	$564	(72)%	$692	$3,892	(82)%

As a percentage of total revenues	1%	2%		1%	6%

Stock compensation includes the amortization of unearned employee stock compensation, stock compensation as a result of modifications to the terms of certain stock option grants, and options issued to non-employees, offset by recoveries associated with the impact of the reversal of accelerated amortization on unvested options cancelled in connection with employee terminations. The fair value of stock options granted to non-employees is recognized as an expense as the underlying stock options vest. We are required to remeasure the fair value of these options at each reporting period prior to vesting and then finally at the vesting dates of these options. As a result, the stock compensation for non-employees fluctuates with the movement in the fair value of our common stock.

Stock compensation was lower in absolute dollars during the three and nine months ended January 31, 2005 than in the prior-year periods primarily because of the $2.5 million charge taken during the prior-year periods. This charge was due to the modifications made to the terms of certain stock options held by certain employees we involuntary terminated in the prior year. In addition, we experienced a lower amortization of employee and non-employee stock compensation amounts in later periods as a result of using the accelerated method of amortization. During the nine months ended January 31, 2004, we also incurred recoveries that were $253,000 higher than during the comparable current period as a result of the reversal of accelerated amortization on options cancelled in connection with employee terminations during the period.

As of January 31, 2005, the estimated future amortization expense of unearned stock compensation is as follows (in thousands):

Fiscal Years:
2005 (remaining three months)	$178
2006	411
2007	139
2008	38
2009	3

Total	$769

Acquisition-Related Compensation

	Three Months Ended January 31,		% Change	Nine Months Ended January 31,		% Change
	2005	2004		2005	2004
	(in thousands, except percentages)			(in thousands, except percentages)
Acquisition-related compensation	$—	$868	(100)%	$—	$1,686	(100)%
As a percentage of total revenues	—	3%		—	2%

In connection with our acquisition of Eigner during fiscal 2004, we agreed to pay approximately $1.7 million in retention bonuses to certain persons who were employees of Eigner at the date of the acquisition and who remained employees of Agile for six months following the acquisition. The retention bonuses are recorded as acquisition-related compensation in the unaudited condensed consolidated statements of operations. During the three and nine months ended January 31, 2004, we recorded $868,000 and $1.7 million of acquisition-related compensation. We paid all of this acquisition-related compensation in February 2004. There was no such compensation during the three or nine months ended January 31, 2005.

Amortization of Intangible Assets

	Three Months Ended January 31,		% Change	Nine Months Ended January 31,		% Change
	2005	2004		2005	2004
	(in thousands, except percentages)			(in thousands, except percentages)
Amortization of intangible assets	$535	$891	(40)%	$1,936	$1,807	7%
As a percentage of total revenues	2%	3%		2%	3%

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

The components of acquired identifiable intangible assets are as follows (in thousands):

	January 31, 2005			April 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Developed technologies	$2,600	$(1,252)	$1,348	$2,600	$(720)	$1,880
Customer relationships	4,482	(2,310)	2,172	4,482	(1,239)	3,243
Non-compete agreements	1,200	(1,200)	—	1,200	(867)	333

	$8,282	$(4,762)	$3,520	$8,282	$(2,826)	$5,456

As of January 31, 2005, the estimated future amortization expense of acquired intangible assets is as follows (in thousands):

Fiscal Years:
2005 (remaining three months)	$534
2006	2,138
2007	755
2008	93

Total	$3,520

As discussed under Note 9—Subsequent Event, on February 3, 2005 we completed the acquisition of substantially all of the assets and assumption of certain liabilities of Cimmetry. As a result, based upon our current estimate of the allocation of the purchase price, we expect that amortization of acquired intangible assets will be significantly higher in the quarter ending April 30, 2005.

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

Acquired In-Process Research and Development

	Three Months Ended January 31,		% Change	Nine Months Ended January 31,		% Change
	2005	2004		2005	2004
	(in thousands, except percentages)			(in thousands, except percentages)
Acquired in-process technology	$—	$—	—	$—	$500	(100)%
As a percentage of total revenues	—	—		—	1%

In connection with our acquisition of Eigner during fiscal 2004, we allocated $500,000 of the purchase price to acquired in-process research and development (“IPR&D”). The amounts allocated to the acquired IPR&D were immediately expensed in the period the acquisition was completed because the projects associated with the acquired IPR&D efforts had not yet reached technological feasibility and no future alternative uses existed for the technology. We used an independent appraiser to calculate the amount allocated to acquired IPR&D. In calculating the value of the acquired IPR&D, the independent appraiser used established valuation techniques accepted in the technology and software industries. This calculation gave consideration to relevant market size and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles, and the estimated lives of each of the products derived from the underlying technology. The value of the acquired IPR&D reflects the relative value and contribution of the acquired research and development. Consideration was given to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project in determining the value assigned to the acquired IPR&D. During the nine months ended January 31, 2004, we recognized a $500,000 charge for acquired IPR&D. There were no such charges during the three or nine months ended January 31, 2005.

Restructuring and Other Charges

	Three Months Ended January 31,		% Change	Nine Months Ended January 31,		% Change
	2005	2004		2005	2004
	(in thousands, except percentages)			(in thousands, except percentages)
Restructuring and other charges	$—	$—	—	$2,132	$8,730	(76)%
As a percentage of total revenues	—	—		3%	12%

From time to time, management has initiated various restructurings of our operations and facilities. These restructurings have been taken primarily in response to redundant or excess capacity brought about by acquisitions and/or significant changes in economic conditions and market demand. During the second quarter of fiscal 2003, we recorded restructuring and other charges of $5.2 million (the “2003 Restructuring”). The 2003 Restructuring consisted primarily of the consolidation of excess facilities and abandonment of certain assets in connection with the consolidation of excess facilities. As of January 31, 2005, $1.5 million of the 2003 Restructuring obligations remained, which represents costs related to excess facilities.

During the second quarter of fiscal 2004, we recorded restructuring and other charges of $8.7 million (the “2004 Restructuring”) as follows:

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

In connection with our acquisition of Eigner during the second quarter of fiscal 2004, we recorded additional restructuring and other charges of $1.2 million, primarily related to the severance, benefits, payroll taxes and other associated costs of the termination of 33 Agile employees (see “Note 4—Business Combination—Eigner”).

As of January 31, 2005, $2.0 million of the 2004 Restructuring obligations remained, which represents costs related to excess facilities.

In the first quarter of fiscal 2005, we announced a further restructuring involving termination of employment of approximately 15% of our employees worldwide and consolidation of our Chinese development centers into a single location (the “2005 Restructuring”). In connection with the 2005 restructuring, we recorded restructuring and other charges of $2.1 million. As of January 31, 2005, $436,000 of the 2005 Restructuring obligations remained, which represents costs related to severance and excess facilities.

We review the assumptions used in estimating our restructuring charges, principally sublease income expectations for excess facilities and employee termination expenses, quarterly. Based upon this review, we did not make any adjustments to our prior restructuring estimates and assumptions during the quarter ended January 31, 2005. Furthermore, we currently do not expect our existing restructuring estimates and assumptions to change materially.

Summary of Restructuring Obligations

The significant activity within and components of the restructuring and other charges as of and for the nine months ended January 31, 2005 are as follows (in thousands):

	Employee Termination Costs	Facility- Related Costs	Asset Abandonment Costs	Other Charges	Total
Restructuring obligations at April 30, 2004	$—	$6,586	$—	$—	$6,586

2005 Restructuring charges (1)	1,643	366	10	113	2,132
Cash payments	(1,132)	(3,540)	—	(84)	(4,756)
Non-cash charges/adjustments	(91)	91	(10)	(29)	(39)

Restructuring obligations at January 31, 2005 (2)	$420	$3,503	$—	$—	$3,923

Accrued restructuring, current					$3,209
Accrued restructuring, non-current					714

					$3,923

(1)	The 2005 Restructuring charges and related obligations were recorded at fair value, after giving effect to the fair value of the related obligations, in accordance with SFAS No. 146.
(2)	The remaining employee termination obligations and other charges are expected to be paid through the quarter ending January 31, 2006. The remaining facility-related obligations are expected to be paid through the quarter ending January 31, 2008.

Interest and Other Income, Net

	Three Months Ended January 31,		% Change	Nine Months Ended January 31,		% Change
	2005	2004		2005	2004
	(in thousands, except percentages)			(in thousands, except percentages)
Interest and other income, net	$1,169	$754	55%	$3,047	$2,347	30%
As a percentage of total revenues	4%	3%		4%	3%

Interest and other income, net, consists of interest earned on cash, cash equivalents, and investments as well as foreign exchange transaction gains and losses and other miscellaneous non-operating transactions.

The increase in interest and other income, net, during the three and nine months ended January 31, 2005 compared to the prior year periods was due to slightly higher interest rates earned on our investments. See also “Liquidity and Capital Resources” below.

For the three months ending April 30, 2005, we expect interest and other income, net in absolute dollar to decrease slightly due to lower overall cash, cash equivalents and investments balance as a result of the acquisition of Cimmetry.

Provision for Income Taxes

	Three Months Ended January 31,		% Change	Nine Months Ended January 31,		% Change
	2005	2004		2005	2004
	(in thousands, except percentages)			(in thousands, except percentages)
Provision for income taxes	$285	$348	(18)%	$820	$1,008	(19)%
Effective income tax rates	50%	-9%		-41%	-5%

Our provision for income taxes primarily reflects actual taxes associated with our international operations, since we incurred overall net losses in all fiscal years presented. As a result, our effective income tax rates have fluctuated and have not correlated to our operating income or loss. Other than the provision for foreign taxes, and to a lesser extent, provision for state income taxes, no provision for income taxes has been recorded since our inception because we have incurred net losses in all periods. We have recorded a valuation allowance for the full amount of our net deferred tax assets, including our net operating loss carryforwards and tax credits, as sufficient uncertainty exists regarding our ability to realize the deferred tax asset balance.

Liquidity and Capital Resources

Overview

Our principal source of liquidity consists of cash, cash equivalents and investments, as follows (in thousands):

	January 31, 2005	April 30, 2004
Cash and cash equivalents	$90,321	$45,337
Short-term and long-term investments	151,019	192,884

	$241,340	$238,221

Our cash, cash equivalents, and investments are placed with high credit quality financial institutions, commercial companies and government agencies in order to limit the amount of credit exposure. As of January 31, 2005, our working capital was $177.6 million and our days sales outstanding (“DSO”) was 70 days.

Cash Flows

In summary, our cash flows were as follows (in thousands):

	Nine Months Ended January 31,
	2005	2004
Net cash provided by (used in) operating activities	$1,245	$(12,028)
Net cash provided by investing activities	37,330	25,814
Net cash provided by financing activities	5,271	7,318

Cash provided by operating activities during the nine months ended January 31, 2005 was due to our non-cash items of $6.8 million, which offset our net loss for the period of $2.8 million and a net decrease of approximately $2.8 million in other operating assets and liabilities.

Cash used in operating activities during the nine months ended January 31, 2004 was primarily due to our net loss for the period of $22.4 million, adjusted for non-cash items of $13.3 million, and a net decrease of approximately $3.0 million in other operating assets and liabilities.

Cash provided by investing activities during the nine months ended January 31, 2005 consisted of $41.3 million of net maturities of short-term and long-term investments, partially offset by $3.2 million of purchases of property and equipment and $761,000 of cash paid as the final earn-out payment to the stockholders of ProductFactory.

Cash provided by investing activities during the nine months ended January 31, 2004 consisted of $34.6 million of net purchases of short-term and long-term investments, offset by $6.2 million of purchases of property and equipment, primarily related to furnishing and equipping our corporate headquarters in San Jose, California, and $2.5 million of net cash paid in business combinations for businesses acquired during the period.

Cash provided by financing activities in the nine months ended January 31, 2005 and 2004 was due primarily to the issuance of common stock associated with the exercise of stock options and our employee stock purchase plan totaling $5.3 million and $7.9 million, respectively.

We anticipate that our operating expenses, particularly sales and marketing and research and development expenses, will constitute a material use of our cash resources over the next quarter, partially offset by anticipated collections of accounts receivable. In addition, we have utilized approximately $41.5 million to fund the acquisition of Cimmetry, and we may utilize cash resources to fund other acquisitions of or investments in complimentary businesses, technologies or product lines. We believe that our existing cash, cash equivalents and investments, together with our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months.

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS 123(R) which replaces SFAS 123 and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123(R) requires compensation costs relating to share-based payment transactions be recognized in financial statements. This statement is effective as of the beginning of the first reporting period that begins after June 15, 2005. We currently measure compensation costs related to share-based payments under APB 25, as allowed by SFAS 123, and provide disclosure in notes to financial statements as required by SFAS 123. We are required to adopt SFAS 123(R) starting from the second quarter of fiscal 2006. We expect the adoption of SFAS 123(R) will have a material adverse impact on our net income and income per share. We are currently in the process of evaluating the extent of such impact.

RISK FACTORS

If any of the events described in the following risk factors occur, our business, financial condition or results of operations would likely suffer. In that event, the trading price of our common stock could decline. Any forward-looking statements set forth in this Report should be considered in light of the factors discussed below.

Defects in Our Software Products Could Harm Our Reputation, Diminish Demand For Our Products, Be Costly to Remediate, Expose Us to Litigation and/or Cause Our Revenue to Decline

Our software products are complex and may contain errors that may be detected at any point in the life of the product. This risk is more significant as it relates to new products, where there is limited experience with the product in customer environments, and increases with the complexity of the product in question.

We began shipping Agile 9 in January 2004. Agile 9 is a suite of products based on a newly developed architecture, and provides extensive new features and capabilities delivered on an enterprise technology platform. Agile 9 has also been developed to operate with a wider array of database, applications server and underlying technologies than were our prior products. Some of these underlying technologies are themselves relatively new and immature both with respect to their stability and the ability to integrate with other applications. In addition, more than was the case with our prior products, Agile 9 is being implemented to address a broader range of customer requirements. As can be expected with the first release of software as complex as Agile 9, in the course of customer implementation activities for Agile 9 with which we have been involved to date, we have encountered bugs and errors not identified during our pre-release testing. While we do not believe that any of these bugs or errors affect the functionality of Agile 9, these errors, and other errors we may find in Agile 9 or in any of the other products we sell, including the soon-to-be released Agile e6 or the recently acquired Cimmetry product line, could result in (i) lost or delayed revenue and market acceptance, (ii) injury to our reputation, (iii) increased service and warranty costs, including the potential need to provide services at reduced fees or no charge at all in order to address customer concerns, and (iv) claims or litigation for breach of contract or warranty. Any of these adverse consequences, either alone or in conjunction with others, could have a material negative impact on our business and results of operations.

If We Do Not Achieve A High Level of Customer Satisfaction, Our Customers May Not Purchase Additional Products From Us and Our Reputation in the Market Could suffer, Adversely Impacting Our Ability to Attract New Customers

The size of a new customer’s initial order is often relatively small and may include a limited number of user licenses. In subsequent orders, customers typically add user licenses and/or additional products. We depend, to a significant extent, on sales of additional user licenses and products to our existing customers to grow our revenues. Therefore, it is important that our customers are satisfied with their initial product implementations and that they believe that expanded use of the product they purchased will provide them with additional benefits.

Our products are generally integrated with many disparate systems operated by our customers. Through our services operation, we provide implementation services for our software on a fee-for-service basis. Implementations generally involve migrating data from existing systems, and configuring the Agile products to operate with the customers’ existing computer systems and software. Agile 9, first released in January 2004, and the soon-to-be released Agile e6, each provide new product modules, extensive new features and capabilities and are designed to address a broader set of business objectives than were our prior products. Agile 9 and Agile e6 implementations may involve multiple products being deployed across multiple departments within the customer organizations and configuring the Agile software to operate with a broader range of existing systems and software. As a result, implementations of Agile 9 and Agile e6 will often take longer than was the case with our earlier products, where only one product was deployed across a typically narrower user base and may lead to delays in, or the failure to place, orders for additional licenses or products. This is particularly true where delays in implementation cause delays in the deployment and initial production use of our products.

The added product modules, features and functionality of our products has also meant that our products sometimes require more user training, than was the case with our prior products. In addition, as is often the case with major software upgrades, customers who were accustomed to the user interfaces and commands of prior versions of our software have in some cases experienced dissatisfaction with the new user interfaces and at having to learn the new commands and navigation tools of Agile 9. Such user experiences can lead to dissatisfaction with our products as a whole and delays in, or the failure to place, orders for additional licenses or products.

In addition, we believe that our software must be able to accommodate substantial numbers of users to achieve the level of customer satisfaction that we believe is critical to our success. If our customers cannot successfully implement large-scale deployments, or if they believe that our products cannot accommodate large-scale deployments, we could experience customer dissatisfaction and find it more difficult to obtain new customers or to sell additional products to our existing customers.

Failure to maintain customer satisfaction for any reason could mean that follow-on orders would be delayed or may not occur at all, either of which would have a materially adverse effect on our results of operations.

Our Quarterly Operating Results Fluctuate and Are Difficult to Predict. The Timing of Large Orders is Highly Unpredictable. Our Expenses are Relatively Fixed in the Short Term. Unpredicted Revenue Shortfalls Could Disproportionately and Adversely Affect Operating Results. If Our Future Results Are Below the Expectations of Public Market Analysts or Investors, the Price of Our Common Stock May Decline Significantly

Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future. Our products have a complex and unpredictable sales cycle. The timing of large orders, which can account for a significant percentage of our total license revenues, remains unpredictable as a result of the overall economic conditions, cautious capital spending by businesses and customer expenditure approval process. In addition, due to the longer implementation cycles associated with our newer products, follow-on orders from existing customers may not follow original orders as quickly as they have done in the past thus making the timing of such orders harder to predict. If any large order anticipated for a particular quarter is not received in that quarter, or the related license revenue is not recognizable in that quarter, we may experience an unplanned shortfall in revenues. In contrast, our expense levels are relatively fixed in the near term and are based in part on expectations of future revenues. As a result, a revenue shortfall from estimated levels can cause a disproportionately adverse impact on our operating results for the quarter in which the revenue shortfall occurs.

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

If Our Service Revenue Increases As a Percentage of Total Revenues, Our Gross Margins Could Decrease; Demand for Our Services is Exceeding Internal Capacity, Increasing Reliance on Third-Party Subcontractors Which Adversely Impacts Gross Margin; We Currently Perform Some of Our Implementations on a Fixed-Price Basis, Which Could Cause Us to Incur More Costs Than We Expect

We realize lower margins on service revenue, particularly with respect to professional services, than on license revenues. As a result, if service revenue increases as a percentage of total revenues, or, if we increase our use of third parties to provide such services, our gross margins may decrease.

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

During fiscal 2003, we acquired oneREV, Inc. and ProductFactory, Inc., and during fiscal 2004, we acquired Eigner US Inc. and TRADEC, Inc. In February 2005, we acquired assets of Cimmetry, Inc. While each of these acquisitions has resulted or is expected to result in benefits to us as a combined company, achieving the full benefits of each of these—and any future—acquisitions depends on many factors, including the successful and timely integration of the products, technologies and operations of the acquired companies. These integration efforts are difficult and time consuming, especially considering the highly technical and complex nature of each company’s products. We may encounter risks to our business during our integration of acquired products, technologies or companies including:

•	Difficulties in integration of acquired personnel, operations, technologies or products;

•	Unanticipated costs associated with acquisitions. For example, in fiscal 2001 we recorded a $55.2 million impairment charge relating to goodwill and other intangible assets as a result of our decision in February 2001 to discontinue the further development of the products acquired in our acquisition of Digital Market, Inc. (“DMI”) in fiscal 2000;

•	Diversion of management’s attention from other business concerns;

•	Adverse effects on our existing business relationships with our customers and the risk of losing the customers of acquired companies particularly where, as is the case with our recent Cimmetry acquisition, those customers may compete with us; and

•	Inability to retain key employees of acquired companies.

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

Our Success Depends Upon Attracting and Retaining Qualified Employees

Our success as a company is dependent upon our ability to attract and retain qualified employees. We are currently seeking to hire technically qualified individuals to augment the resources in our services delivery, product development and product support. If we are unable to attract the qualified people we seek, or if we are unable to retain our existing employees, our customer satisfaction and therefore our business could suffer. In addition, it generally takes six to 12 months for a sales executive to become fully productive. Turnover of sales executives tends to be higher in the first quarter of each fiscal year. If we are unable to retain our key sales executives, our revenue could be materially and adversely affected.

Software Product Development Is Inherently Complex, and We Could Experience Difficulties in Introducing New Products and Upgrades Which Could Result in Lost or Delayed Sales

In addition to Agile 9, Agile Advantage, Agile e5/6 and the newly acquired Cimmetry products, our future financial performance also depends on our successful and timely development, introduction and market acceptance of other new and enhanced products, including products that we may introduce using technology that we acquire from other companies. The lifecycles of our products are difficult to predict because the market for our products is characterized by rapid technological change, changing customer needs and evolving industry standards.

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

If we are unable to offer new and enhanced products as the market and technology evolve, or if we encounter development difficulties with new products we release, we may find it difficult to sell products to existing and prospective customers. Moreover, customers may delay purchasing decisions if they are aware that new or enhanced products are soon to be released. If we experience difficulties or delays in releasing new and enhanced products that customers are expecting, we may experience lost or delayed sales. Delays in releasing new and enhanced products could have a material negative impact on our results of operations, particularly in the periods when the new or enhanced products were expected to become available.

We Have Many New Sales Representatives, Particularly in Our International Sales Force, Who Could Take Time to Reach Productivity which could Result in Lost or Delayed Sales

We sell our products primarily through our direct sales force. Late in fiscal 2003 and continuing through fiscal 2004, we reorganized our North American sales organization. In fiscal 2005 we began to reorganize our international sales organization, a process that is still underway. In connection with these changes, we have recently hired a new country manager for Taiwan, and are seeking additional sales leadership for other parts of the Asia-Pacific region. As a result of these changes, many of our account executives, particularly our international sales executives, are relatively new to Agile. It generally takes six to 12 months for a new account executive to become fully productive. Changes in account executives can also result in the need to reestablish relationships with existing customers. This can result in dissatisfaction, and lost or delayed sales as customers become accustomed to their new account executives.

In addition, a significant number of Eigner sales personnel joined Agile as a result of the Eigner acquisition, and we expect to add further sales personnel as a result of our acquisition of Cimmetry. Training these individuals on the Agile products and the Agile sales personnel on the products acquired with Eigner and with Cimmetry is and will be a substantial undertaking and is still ongoing. The ability of our entire sales force to effectively sell our full suite of products will be important to our growth. If the new members of our sales team are unable to quickly become fully productive, or if we cannot successfully cross-train our expanded sales force in our full suite of products, it may be difficult for us to sell our products, we may lose sales opportunities and market share, take longer to close anticipated sales, and experience a shortfall in revenues.

Competition Among Providers of Product Lifecycle Management Software May Increase, Which May Cause Us to Reduce Price, and Experience Accompanying Reduced Gross Margins or Loss Business to Competitors, Resulting Ultimately in a Loss of Market Share

We believe that the market for product lifecycle management solutions is becoming increasingly competitive due to a number of factors, including: (i) entry of new competitors; (ii) alliances among existing competitors; (iii) alliances between our competitors and systems integrators; and (iv) consolidation in the product lifecycle management software industry. In addition, as a result of the increasing availability of offshore software development resources efforts, we have begun to face additional competition from customers’ and prospective customers’ custom development efforts. Finally, we are seeing pricing pressure from customers and prospects that, during the recent economic downturn, became accustomed to receiving substantial discounts on all of their purchases.

We have occasionally experienced some pricing pressure on sales of our products, where competitors have offered to sell licenses at much lower cost in exchange for customer purchases of maintenance or other services from the competitor. In some situations, we believe competitors may have offered initial licenses at no cost in order to establish a relationship with the customer. We expect that these pressures will continue, particularly with the constraint in the capital budgets for purchases of enterprise software that our customers are operating under. In order to remain competitive, and retain or expand our market share, and to expand into new industries, we may have to meet some of these demands for lower prices on our license fees, and offer initial licenses at low, or even no cost, to the customer.

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

We Have Significantly Expanded Our International Operations which Has Increased Our Exposure to Risks Inherent in Conducting Business Activities in Geographies Outside of the United States.

In May 2002, we began establishing research and development operations in India and China and in August 2003, through our acquisition of Eigner, we began significant operations in Germany. Additionally, in February 2005 we began significant operations in Canada through our acquisition of Cimmetry. We also have sales offices located in many additional locations. In addition to the increase in our international operations, we derive a significant portion of our revenues from customers located outside of the United States. For example, during the three months ended January 31, 2005, revenues from customers located outside of North America were approximately 31% of total revenues. We expect both our operations and revenues from outside of North America to represent a significant portion of our overall operations and revenues, respectively.

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

In addition, prior to the acquisition of Eigner, most of our revenues have been denominated in United States dollars. In both Europe and Japan, an increasing portion of our revenues is denominated in local currencies (Euro and Yen, respectively). As a result, we are exposed to greater risks in currency fluctuations. We currently do not engage in foreign exchange hedging activities, and therefore our international revenues and expenses are currently subject to the risks of foreign currency fluctuations. For example, we assumed a Euro-denominated obligation in connection with our acquisition of Eigner. As a result of the Euro strengthening against the U.S Dollar during fiscal 2004, we recorded an unrealized loss from foreign currency translation of $639,000 related to this obligation.

We believe that continued expansion of our international operations will be necessary for our future success, and a key aspect to our business strategy has been and is to expand our sales and support organizations internationally. Therefore, we believe that we will need to commit additional significant resources to expand our international operations. If we are unable to successfully expand further in international markets on a timely basis, or if this expansion is more difficult than expected, we may not be able to achieve desired levels of revenue growth. In addition, due to the time delay between hiring sales executives and such executives becoming fully productive, expansion of our international operations could have the near term effect of increasing our cost structure without an immediate corresponding increase in revenues thus adversely affecting our profitability.

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

Our Efforts to Expand Sales of Our Products to Other Industries May Not Succeed, Thereby Limiting Our Available Markets and Revenue Growth Potential

We currently sell our products primarily to companies in the electronics/high technology, industrial (including automotive and aerospace) and life sciences industries. We also market products to customers in additional industries, including consumer packaged goods, retail and government. Although we have targeted enterprises in these other markets as potential customers, these potential customers may not be as willing to purchase our products as our customers in the electronics/high technology, industrial and life sciences industries have been. Targeting additional industries requires us to invest significant amounts in sales and marketing activities. If we are unable to expand into other industries and markets, we may not recover this investment. In addition, if we are not able to expand into other industries, we may be unable to maintain or increase sales of our software.

We Have a History of Losses and May Not Achieve or Maintain Profitability

Since inception, we have funded our business primarily through selling our stock, not from cash generated from our business. Although we have achieved profitability for the quarter ended January 31, 2005, prior to such period we have incurred quarterly and annual losses in each of the years since we were formed. We incurred losses of $2.8 million and $22.4 million for the nine months ended January 31, 2005 and 2004, respectively. As of January 31, 2005, we had an accumulated deficit of approximately $284.6 million. We expect to continue to incur significant sales and marketing, research and development and general and administrative expenses, as well as substantial non-cash costs relating to the amortization of intangible assets and stock compensation, may prevent us from achieving annual and maintaining quarterly net income.

For the three months ended January 31, 2005, we achieved net income. Due to the amortization of the intangibles as a result of the Cimmetry acquisition and the future adoption of FAS 123, we will likely not be profitable on a GAAP basis for the foreseeable future. Sustaining profitable results on a non-GAAP basis will depend upon a combination of careful expense management coupled with higher revenue levels. Many of our expenses are relatively fixed in the short term and there can be no assurance that we will be able to maintain expenses at target levels. There can also be no assurance that our revenues will increase. As a result, there can be no assurance that we will maintain profitable operations or sustain or increase profitability on a quarterly or annual basis in the future.

Changes in Global Business Conditions Could Adversely Affect Demand for Our Products and Services Thereby Negatively Impacting Our Revenues and Results of Operations

Our operating results have been adversely affected over the past few years by the reduced levels of capital spending, overall weak economic conditions affecting our current and potential customers and political uncertainties such as the ongoing threat of terrorist strikes. The economic environment that we faced in fiscal 2004 was uncertain, and that uncertainty continues in fiscal 2005. Because customers and potential customers are deferring and may continue to defer major infrastructure investments until general economic conditions improve, we may be especially prone to this weak economy, particularly as it relates to large license transactions. Although we have begun to see early evidence of strengthening demand, weak economic conditions may continue to adversely impact our business for at least the new few quarters.

We Depend on Third-Party Licensed Technology That if Lost, Could Result in Increased Cost or Delays in Sales of Our Products

We license technology on a non-exclusive basis from many companies for use with our products. We utilize database management software from Oracle. Our customers can purchase this software directly from Oracle or from us. In addition, we integrate software into our products licensed from BEA and Oracle for application server technology, from Actuate for reporting capabilities, Spicer for document viewing and Cognos for analytics, as well as products from several other providers. We anticipate that we will continue to license technology from third parties in the future. Some of the software we license from third parties would be difficult to replace and may not continue to be available on commercially reasonable terms, if at all. The loss or inability to maintain any of these technology licenses could result in delays in the licensing of our products until equivalent technology is identified, licensed, and integrated. The increased use of third-party software could result in higher royalty payments and a loss of product differentiation and lower product gross margins.

The Market For Our Products Is Still Developing, and There Is Significant Uncertainty as to How Rapidly It Will Grow, If at All, and How Large It Will Become

The market for PLM software products is still developing. Our customers and potential customers have not traditionally automated product lifecycle management solutions like we offer throughout their supply chains. As this is a relatively new market, we cannot be certain that this market will continue to develop and grow.

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

The Market Price of our Common Stock Has Been and May Continue to Be Volatile, Which Could Result in Substantial Losses for Individual Security Holders

The market price for our common stock has been, and is likely to continue to be, highly volatile. During the nine months ended January 31, 2005, the high and low closing sales prices of our common stock were $9.21 and $6.67, respectively. Our stock price is subject to wide fluctuations in response to factors, some of which will be beyond our control.

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

Legislative Action and Potential New Accounting Pronouncements Could Cause our General and Administrative Expenses to Increase

In order to comply with the Sarbanes-Oxley Act of 2002, as well as recent changes to listing standards by NASDAQ, and rules implemented by the Securities and Exchange Commission, we have had to hire additional personnel and utilize additional outside legal, accounting and advisory services, and may continue to require such additional resources. We currently anticipate that these efforts will cost at least $1 million during fiscal 2005, which has caused our general and administrative costs to increase. Moreover, in the rapidly changing regulatory environment in which we now operate, there is significant uncertainty as to what will be required to comply with many of the new rules and regulations. As a result, we may be required to spend substantially more than we currently estimate, and may need to divert resources from other activities, as we develop our compliance plans.

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

If Requirements Relating to Accounting Treatment For Employee Stock Options Are Changed, We May Find it Necessary to Change Our Business Practices

We currently account for the issuance of stock options under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” As a result of new rules adopted by accounting standards organizations and governmental authorities, we will be required to treat the value of the stock options granted to employees as a compensation expense beginning in the quarter ending October 31, 2005. As a result, we could decide to reduce the number of stock options granted to employees or to grant options to fewer employees. This could affect our ability to retain existing employees and attract qualified candidates, and increase the cash compensation we would have to pay to them. In addition, such a change will have a material negative effect on our GAAP earnings.

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

In the three and nine months ended January 31, 2005, we experienced an increase in revenue and our operating expenses as a result of the strengthening of European currencies against the US Dollar.

Interest Rate Risk

Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since all of our investments are in instruments with maturities of or interest rate is reset in less than two years. The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our entire portfolio of cash in money market funds and investments classified as “available-for-sale.” In general, money market funds and investments with maturities of less than two years are not subject to significant market risk because the interest paid on such funds fluctuates with the prevailing interest rate. Because our mortgage arrangement is based on variable rates of interest, our interest expense is sensitive to changes in interest rates. Since these obligations represent a small percentage of our total capitalization, we believe that there is not a material risk.

The table below represents principal (or notional) amounts and related weighted-average interest rates by year of maturity of our investment portfolio as of January 31, 2005 (in thousands, except interest rates).

	Maturing within 12 months	Maturing between 1 and 2 years	Thereafter	Total
Cash equivalents	$90,321	$—	$—	$90,321
Weighted average interest rate	1.90%	—%	—%	1.90%
Investments	$106,755	$44,264	$—	$151,019
Weighted average interest rate	2.18%	2.57%	—%	2.29%

Total investment securities	$197,076	$44,264	$—	$241,340

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

There has been no change in our internal control over financial reporting during the quarter ended January 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On February 15, 2005, the Court issued an order providing preliminary approval of the settlement except insofar as the settlement would have cut off contractual indemnification claims that underwriters may have against securities issuers, such as the Company. The Court set for hearing on March 18, 2005, a conference to determine the final form, substance and program of class notice and the scheduling of a fairness hearing for final approval of the settlement.

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

Date: March 11, 2005