Form 10-K/A
period 2004-04-30
AGILE SOFTWARE CORP
filed 2005-06-17
CIK 1088653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.

FORM 10-K/A

Amendment No. 1 to Form 10-K

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

AGILE SOFTWARE CORPORATION

FORM 10-K/A

The purpose of this amendment to Form 10-K for the fiscal year ended April 30, 2004 is to amend the consolidated financial statements as described below under “Explanatory Note”. The specific sections that have been amended are as follows: (i) Part II, Item 7, Management’s Discussion & Analysis of Financial Condition and Results of Operations—Liquidity & Capital Resources; (ii) Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk; (iii) Part II, Item 8, Financial Statements and Supplementary Data; (iv) Part II, Item 9A, Controls and Procedures; and (v) Part IV, Item 15, Exhibits, Financial Statement Schedules and Reports on Form 8-K to file new exhibits 23.1, 31.1, 31.2, 32.1 and 32.2.

i

Amendment No. 1 to Form 10-K/A

Explanatory Note

As a result of changes in industry practice related to auction rate securities and in order to comply with the requirements of applicable accounting literature, during the third quarter of fiscal 2005 we reclassified our investment in auction rate securities from cash and cash equivalents to short-term investments. This reclassification is discussed below in Note 1—The Company and Summary of Significant Accounting Policies: Reclassifications, to the notes to the consolidated financial statements. As a result of this reclassification, cash and cash equivalents was reduced, and short term investments was increased, by $67.7 million at April 30, 2004 and by $97.0 million at April 30, 2003, and corresponding changes were made in our consolidated statements of cash flows.

The consolidated financial statements included in this Form 10-K/A have been amended to reflect this reclassification for each period presented as applicable. This reclassification did not have an impact on our loss from operations or net loss for any period presented.

ITEM 7. MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Overview

Our principal source of liquidity consists of cash, cash equivalents and investments, as follows (in thousands):

	As of April 30,
	2004	2003
Cash and cash equivalents	$45,337	$57,852
Short-term and long-term investments	192,884	199,115

	$238,221	$256,967

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

Cash Flows

In summary, our cash flows were as follows (in thousands):

	Fiscal Year Ended April 30,
	2004	2003	2002
Net cash used in operating activities	$(16,572)	$(23,218)	$(14,185)
Net cash used in investing activities	(4,017)	(45,417)	(9,288)
Net cash provided by financing activities	9,239	3,113	6,930

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

Cash used in investing activities during fiscal 2004 resulted from $6.8 million of purchases of property and equipment, primarily related to the build-out of our new corporate headquarters in San Jose, California, and $3.1 million of net cash paid in business combinations, offset by $5.8 million of net maturities of short-term and long-term investments. Cash used in investing activities during fiscal 2003 resulted from $36.9 million of net purchases of short-term investments, $4.2 million of purchases of property and equipment, primarily for computer hardware and software and furniture and fixtures, and $4.3 million of net cash paid in business combinations.

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

	Maturing within 12 months	Maturing between 1 and 2 years	Thereafter	Total
Cash equivalents	$2,950	$—	$—	$2,950
Weighted average interest rate	2.00%	—%	—%	2.00%
Investments	$124,495	$68,389	$—	$192,884
Weighted average interest rate	1.20%	2.00%	—%	1.48%

Total investment securities	$127,445	$68,389	$—	$195,834

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

/S/ PRICEWATERHOUSECOOPERS LLP

July 9, 2004, except for paragraphs appearing under “Reclassifications” in Note 1, as to which the date is June 16, 2005 San Jose, California

AGILE SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	April 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$45,337	$57,852
Short-term investments	124,495	199,115
Accounts receivable, net of allowance for doubtful accounts of $1,512 and $1,158, respectively	19,998	12,061
Other current assets	5,356	6,295

Total current assets	195,186	275,323
Long-term investments	68,389	—
Property and equipment, net	8,696	7,389
Goodwill	34,724	5,150
Intangible assets, net	5,456	1,080
Other assets	2,186	2,008

Total assets	$314,637	$290,950

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,773	$3,230
Accrued expenses and other current liabilities	20,508	13,632
Deferred revenue	20,104	15,280

Total current liabilities	45,385	32,142
Accrued restructuring, non-current	2,376	2,562
Other non-current liabilities	5,382	—

Total liabilities	53,143	34,704

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred Stock, $.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common Stock. $0.001 par value; 200,000 shares authorized, 52,413 and 49,148 shares issued and outstanding as of April 30, 2004 and 2003, respectively	52	49
Additional paid-in capital	544,927	516,056
Notes receivable from stockholders	(83)	(186)
Unearned stock compensation	(1,139)	(2,030)
Accumulated other comprehensive income (loss)	(432)	93
Accumulated deficit	(281,831)	(257,736)

Total stockholders’ equity	261,494	256,246

Total liabilities and stockholders’ equity	$314,637	$290,950

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

AGILE SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended April 30,
	2004	2003	2002
Cash flows from operating activities:
Net loss	$(24,095)	$(36,131)	$(34,543)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	500	400	—
Provision for doubtful accounts	550	200	399
Depreciation and amortization	8,401	7,546	10,212
Stock compensation	4,282	2,632	282
Loss from foreign currency translation	639	—	—
Impairment of investments	—	3,673	1,446
Non-cash portion of restructuring and other charges	2,043	3,179	3,546
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,800)	(5,718)	15,689
Other assets, current and non-current	1,963	(401)	(2,117)
Accounts payable	(4,273)	(2,207)	(5,859)
Accrued expenses and other liabilities, current and non-current	(1,062)	1,529	2,102
Deferred revenue	280	2,080	(5,342)

Net cash used in operating activities	(16,572)	(23,218)	(14,185)

Cash flows from investing activities:
Purchases of investments	(290,136)	250,949	(310,471)
Proceeds from maturities of investments	295,976	214,010	308,779
Cash paid in business combinations, net of cash acquired	(3,106)	(4,314)	—
Acquisition of property and equipment	(6,751)	(4,164)	(7,596)

Net cash used in investing activities	(4,017)	(45,417)	(9,288)

Cash flows from financing activities:
Payment of acquired capital lease obligations	(718)	—	—
Proceeds from issuance of Common Stock, net of repurchases	9,854	3,074	6,584
Repayment of notes receivable from stockholders	103	39	346

Net cash provided by financing activities	9,239	3,113	6,930

Effect of exchange rate changes on cash	(1,165)	—	—

Net increase (decrease) in cash and cash equivalents	(12,515)	(65,522)	(16,543)
Cash and cash equivalents at beginning of period	57,852	123,374	139,917

Cash and cash equivalents at end of period	$45,337	$57,852	$123,374

Supplementary disclosure of cash flows information
Cash paid during the period for taxes	$1,209	$945	$382

Non-cash investing activities:
Common Stock issued in business combination	$15,634	$—	$—

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

In addition, Agile has reclassified its auction rate securities previously classified as cash equivalents, as short-term investments in the accompanying Consolidated Balance Sheets. The Company had historically classified these instruments as cash equivalents if the period between interest rate resets was 90 days or less, which was based on our ability to either liquidate our holdings or roll our investment over to the next reset period. As a result of this reclassification, cash and cash equivalents was reduced, and short term investments was increased, by $67.7 million at April 30, 2004 and by $97.0 million at April 30, 2003, and corresponding changes were made in our consolidated statements of cash flows. This reclassification has no impact on our net loss or net loss per share for any period presented.

These securities are classified as “available-for-sale” pursuant to Statement of Accounting Standards No. 115. Furthermore, we classified these securities as short-term because (i) we acquired and held these securities with the intent to liquidate them as the need for working capital arose in the ordinary course of business; (ii) we are able to either liquidate our holdings or roll our investment over to the next reset period at each interest rate reset interval, usually every 7, 28 or 25 days. In addition, as a result of the ability to sell the securities as part of the auction process at short, predetermined intervals, they are priced and traded in the financial markets as short term instruments.

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

Cash, cash equivalents and marketable securities

We consider all highly liquid investment securities with remaining maturities of three months or less at the date of purchase to be cash equivalents. Investments in auction rate securities with a stated maturity date of more than three months are determined to be short-term investments rather than cash equivalents. We determine the appropriate classification of our investments in marketable securities at the time of purchase, and re-evaluate this designation at each balance sheet date. We classify all securities, including auction rate securities held as short-term investments, as “available-for-sale” and carry them at fair value with unrealized gains or losses related to these securities included as a component of stockholders’ equity in the consolidated balance sheet. Our investment objectives include the safety and preservation of invested funds and liquidity of investments that is sufficient to meet cash flow requirements. Cash, cash equivalents, short-term and long-term investments in debt and equity securities are placed with high credit quality financial institutions, commercial companies and government agencies in order to limit the amount of credit exposure. Realized gains and losses are determined using the specific identification method.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

The following table summarizes the information about stock options outstanding and exercisable as of April 30, 2004 (shares in thousands, except per share data):

	Options Outstanding			Options Vested and Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price
$0.01 -$5.11	2,255	7.54	$4.36	1,203	$4.40
5.41 - 6.25	2,171	8.24	6.09	772	6.07
6.32 - 8.34	3,041	8.51	7.55	1,279	8.01
8.41 - 9.30	803	8.87	8.92	246	9.12
9.42 - 9.42	2,017	9.31	9.42	339	9.42
9.50 - 9.98	1,964	8.46	9.73	700	9.72
10.00-10.44	1,979	7.40	10.33	1,515	10.31
10.52-12.09	1,859	9.08	11.12	239	11.36
12.10-35.25	1,831	6.29	21.04	1,476	21.18
36.63-64.00	176	4.33	61.55	147	62.51

$0.01-$64.00	18,096	8.13	$10.04	7,916	$11.53

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

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS —(Continued)

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

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Based on our management’s evaluation (with the participation of our chief executive officer and chief financial officer) as of the end of the period covered by this Annual Report on Form 10-K/A, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) are effective as of the end of the period covered by this Report to ensure that information required to be disclosed by us in reports that we file, or submit, under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b) Changes in internal controls over financial reporting. There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Reclassifications

We re-evaluated our disclosure controls and procedures in light of the factors that led us to make the reclassifications reflected in this Report. The decision to reclassify the auction rate securities was made during and in connection with, and came to our attention as part of, our normal disclosure control process as it relates to our quarterly period ended January 31, 2005. Each quarter, our disclosure committee reviews, among other items, comments received from the Staff of the Securities and Exchange Commission, newly released technical accounting literature, and other interpretive guidance applicable to our business. We also review disclosures made by others in our industry as an example of changes in practice. As a result of these reviews with respect to the fiscal quarter ended January 31, 2005, we noted that practice had changed relating to accounting for auction rate securities. After discussing these changes in practice, the technical literature, as well as comments we received from the Securities and Exchange Commission, with our audit committee, we determined that the reclassifications were appropriate with respect to the January 31, 2005 quarterly report. We have amended the annual financial statements included in this Form 10-K/A to present them on a comparable basis with our subsequent interim reports. We continue to believe our disclosure controls and procedures were effective at April 30, 2004.

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

(a) 3. Exhibits

The following are filed as part of this Form 10-K/A.

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

SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

AGILE SOFTWARE CORPORATION

By:	/S/ CAROLYN V. AVER
Carolyn V. Aver Executive Vice President and Chief Financial Officer

Date:	June 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/S/ BRYAN D. STOLLE Bryan D. Stolle	Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)	June 16, 2005

/S/ CAROLYN V. AVER Carolyn V. Aver	Executive Vice President and Chief Financial Officer, (Principal Financial and Accounting Officer)	June 16, 2005

/S/ * Klaus-Dieter Laidig	Director

/S/ * Ron E. F. Codd	Director

/S/ * Nancy J. Schoendorf	Director

/S/ * Paul Wahl	Director

/S/ * Gareth Chang	Director

*By: /S/ CAROLYN V. AVER Carolyn V. Aver	Attorney-in-Fact	June 16, 2005

EXHIBIT INDEX

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.