Form 10-K
period 2005-04-30
AGILE SOFTWARE CORP
filed 2005-07-14
CIK 1088653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2005

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

Common Stock, Par Value $0.001

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes ☒    No ☐

The aggregate market value of Agile Software Corporation Common stock, $0.001 par value, held by non-affiliates as of October 31, 2004 was $294,722,317 based upon the last sales price reported for such date on the NASDAQ National Market on October 31, 2004. For purposes of this disclosure, shares of Common Stock held by persons who held more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant, have been excluded in that such persons may be deemed to be affiliates. Share ownership information of certain persons known by the Registrant to own greater than 5% of the outstanding Common Stock for purposes of the preceding calculation is based solely on information on Schedule 13F or 13G filed with the Securities and Exchange Commission and is as of October 31, 2004. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of Agile Software Corporation issued and outstanding as of June 30, 2005 was 53,595,262.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant has incorporated by reference into Part III of this Form 10-K portions of its proxy statement for the registrant’s 2005 Annual Meeting of Stockholders, which definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this Report relates.

AGILE SOFTWARE CORPORATION

FORM 10-K

APRIL 30, 2005

i

PART I

ITEM 1.    BUSINESS

Overview

We develop and sell an integrated suite of product lifecycle management (“PLM”) software products and offer related business consulting and implementation services. Our solutions enable our customers to accelerate their time-to-market and revenue, reduce costs, improve product quality, ensure regulatory compliance and drive innovation throughout the product lifecycle. Albertsons, Alcatel, Boeing Service Company, Cisco Systems, Dell Computer Products, Eastman Kodak, Flextronics International, GlaxoSmithKline, Harris Corporation, Hitachi Corporation, LeapFrog Enterprises, Lockheed Martin Missile and Fire Control, Magna Steyr, Philip Morris International, Siemens A&D, QUALCOMM Corporation and ZF are among the over 10,000 customers that have licensed Agile solutions.

We focus solely on providing PLM solutions to companies in the electronics and high technology, industrial products, life sciences and other industries. Our strategy is to deliver business-ready solutions to streamline the information and process flow within a company’s product operation, that are cost-effective and quickly provide measurable results. Our strategy is industry-focused with product capabilities tailored to the requirements of our target industries. We sell our products through a direct sales channel and distributors.

Since late 2002, we have augmented our internal efforts to expand our product offerings and increase our revenues by acquiring complementary businesses and technologies. Consistent with this strategy, we have completed the following five acquisitions since then: In December 2002, we acquired oneRev which provided us with technology to facilitate exchanging product information between disparate business systems across an enterprise’s global supply chain. In March 2003, we acquired ProductFactory which provided us with program planning and execution solutions. In August 2003, we acquired Eigner, a Product Lifecycle Management solutions provider focused primarily on industrial products, including automotive supply chain, aerospace and defense and machinery market. This acquisition broadened the base of solutions we offer customers in the industrial products market and provided us with a strong European sales, support, and research and development presence. In October 2003, we acquired Tradec, which provided us with direct materials cost and performance management solutions to fill out the Agile Product Cost Management solution. In February 2005, we acquired Cimmetry, a provider of visual collaboration software that has become an increasingly important element of PLM solutions. As opportunities to acquire additional companies, technology, and resources arise, we may consider additional acquisitions in the future.

Industry Background

For product-oriented companies, delivering products to market is increasingly complex. As companies move to global, often outsourced design, manufacturing and service operations, and face increasing regulatory compliance concerns, the processes that people must follow to complete their work can no longer be handled with paper or inefficient information technology approaches. There are several business processes that companies struggle to modernize to remain competitive and address the regulatory and other compliance requirements. These include:

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

Direct Materials Sourcing.    As manufacturers outsource more and more of their production requirements, including in many cases engineering activities, to third-party suppliers, they no longer have direct control over the internal procedures used to design and build their products. To ensure high quality, cost effective and timely availability of products, product information and changes must be communicated effectively across a very complex, global supply chain.

Volume Production and Product Changes.    As a product transitions during its lifecycle from proof-of-concept and prototype to volume production, it is critical to link the proper design and planning information with production systems used to build the products. Communication of pending changes and quality trends across the enterprise is needed to ensure the right products are being built per customer, market and engineering requirements.

Product Serviceability.    High quality customer service is an important differentiator for manufacturers. Not only is it important to capture and incorporate field service feedback in new product development and improving existing products, it is also important to communicate effectively product changes to service organizations for equipment that requires repair or overhaul.

Compliance.    Whether driven by regulatory agencies such as the Federal Drug Administration or Department of Defense, industry standards like STEP, environmental compliance such as that required by the European Restriction of Hazardous Substance (RoHS) and Waste Electrical and Electronic Equipment (WEEE) directives or customer requirements or internal policies, companies need to comply with regulations and policies and be able to provide proof of compliance on demand. Clear, auditable records of what and why product decisions were made, by whom, and when are critical elements necessary to satisfy product compliance.

Recently, awareness of the impact that operational improvements in the business areas listed above can have on companies’ profitability, product innovation, market acceptance of their products, compliance, and quality has increased. A market category called Product Lifecycle Management (PLM) has emerged over the past few years that describes the investments made by companies in the strategy, business process change and technology underlying their products as well as in the organizations responsible for manufacturing products in order to improve operational efficiency.

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

Described below are the principal software products we offer. Many of these products are tightly integrated and may be purchased and used as a combined solution set.

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

Agile Product Portfolio Management.    Agile Product Portfolio Management manages program and project information across the product lifecycle. This enables organizations to optimize resource allocation, product investment and program execution decisions by assessing key performance indicators such as schedule, cost and past portfolio financial performance.

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

Agile Product Service & Improvement.    Agile Product Service & Improvement integrates customer, product, quality and regulatory information with the product record in order to track and rapidly address quality issues. Using Agile Product & Service Improvement, customers are able to drive proactive product quality improvement and lower the costs (warranty and service expenses) associated with quality issues.

Agile Product Governance & Compliance.    Agile Product Governance & Compliance enables organizations to manage product and program compliance against internal and external standards and regulatory requirements, providing assurance of effective compliance throughout the product lifecycle.

Agile Engineering Collaboration.    Agile Engineering Collaboration manages the complex design databases created by mechanical CAD, electronic CAD and design automation, software configuration management, and document authoring tools within the context of the product record ensuring that the correct version of the product design is being used at all times across the organization. Moreover, rich product information is made available to people outside of engineering through the easy-to-use AutoVue collaborative visualization tools eliminating the need for paper drawings and documentation.

AutoVue.    AutoVue solutions enable users to view, mark up and collaborate across hundreds of different document formats including two-dimensional and three-dimensional mechanical CAD drawings, printed circuit board and integrated circuit layouts and schematics, scanned and raster documents, vector and graphics formats, and MS Office and Adobe PDF documents. AutoVue reads files natively—meaning no intermediate translation is required—ensuring that users are always accessing the right document. By using AutoVue, companies reduce or avoid altogether the cost of purchasing, installing, maintaining and end-user training that would be required to access these files in their native formats.

Agile Product Catalog.    Agile Product Catalog provides a central repository for storing and aggregating technical product information, including specifications, parts, documents and CAD files, and product attributes. Through components classification, information can be classified, making it easy to find and reuse for initiatives such as data exchange between customers and suppliers or developing marketing and sales programs and collateral.

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

Agile Maintenance Repair & Overhaul.    Agile Maintenance Repair & Overhaul enables manufacturers to plan and execute maintenance, repair and overhaul activities, providing an electronic audit trail between the “as-delivered” product and the current in-service configuration. Fully integrated with Agile PLM solutions, Agile Maintenance Repair & Overhaul links change activities and facilitates feedback between engineering, production, sales/marketing and field service personnel.

The Agile PLM Platform

Agile currently offers products based on two technology platforms: (1) the Agile 9.0 PLM platform which includes the elements described below; and (2) Agile PLM e5.1 (and the recently released e6.0), which has a separate but similar set of platform features. Going forward, we intend to migrate the product families onto a common platform.

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

Agile Common Services.    Agile PLM solutions are built on a common services oriented architecture (Agile Common Services), which offers flexibility and ease of administration. The use of common services minimizes configuration and maintenance and provides consistency across applications. Key components of the services architecture are electronic workflow, event subscription and notification, directory service integration (e.g., LDAP), advanced document handling, full text search, advanced security, and support for global localization requirements.

The Agile Strategy

Key elements in our strategy for achieving success are:

Focus on Customer Success—Our top objective is to have 100% of our customers successfully implement and receive measurable financial benefits and operating improvements from their Agile PLM solutions. Agile has been recognized for high levels of customer satisfaction in terms of product performance and capabilities, and service and support provided during the implementation and upgrading.

Solutions Focused—We are focused on helping companies improve the efficiency of their product operations by providing targeted solutions, with built-in best practices. Rather than providing just technology, we focus on delivering solutions that measurably improve our customers’ product operations and, as a result, their financial performance.

Rapid Time To Benefit—Our research and development activities and implementation methodologies are specifically aimed at creating solutions that quickly provide measurable results for our customers. Many of our customers have implemented our software solutions in 90 to 120 days.

Guaranteed Business Results—Customers demand low risk, high impact, and cost effective solutions, and our Guaranteed Business Results program is designed to meet these demands. Under this unique program, we encourage customers to stage their investments in our products to coincide with demonstrable business benefits. Orders made under our GBR program generally provide for phased purchases by the customer, with the order for the initial phase being firm and without contingencies and subsequent orders dependant upon achievement of agreed goals. This program demonstrates our commitment to solving our customer’s critical business problems by sharing risks and aligning our interests.

Focused Acquisitions—We have and expect to continue to more rapidly expand our product footprint and our customer base through acquisition of companies and complementary technologies. Consistent with this strategy, since December 2002 we have acquired five companies or businesses as described in more detail elsewhere in this annual report.

Customers

To date, we have licensed our products to over 10,000 customers. No customer accounted for more than ten percent of our total revenues for fiscal 2005, 2004 or 2003.

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

The following is a list of selected customers in our targeted market categories that have purchased at least $100,000 of software licenses and/or services from us in the past three fiscal years:

Electronics & High Technology	Industrial Products

Applied Materials, Inc.

Broadcom Corporation

Brocade Communications System

Celestica, Inc.

Coherent, Inc.

Conexant Systems, Inc.

Dell Computer Products

Dolby Laboratories, Inc.

Eastman Kodak Company

Elcoteq Network Corporation

Emerson Electric Company

Flextronics International

Foxconn (Hon Hai Precision Industry)

Fujitsu Limited

Funai Electric Company Limited

Hitachi Corporation

IBM Corporation

Jabil Circuit, Inc.

Jacobs Sverdrups

Juniper Networks, Inc.

Lucent Technologies

Marconi Corporation Plc

Microsoft Xbox

NEC Corporation

Network Appliance

Nintendo of America

Qualcomm Corporation

Quanta Computers

Sanmina-SCI Systems

Sharp

Siemens

Solectron Corporation

Symbol Technologies Inc.

Texas Instruments, Inc.

Varian Semiconductor

ViaSat, Inc.

Alps Automotive, Inc.

Ballard Power Systems

Ball Aerospace & Technologies Corp

BE Aerospace Business Jet Division

BF Goodrich

Boeing Service Company

ESCO, Inc.

Ferag AG

Handtmann

Harley Davidson/Buell Motorcycle Corporation

Hartzell Propeller

Heidenhain

Intertechnique

Lockheed Martin Missile and Fire Control

Magna Steyr

Metaldyne, Inc.

Rheinmetall AG

Saturn Electronics and Engineering, Inc.

Shure Inc.

Siemens A&D

Thyssenkrupp AG

TRW Automotive

ZF

Life Sciences	Others

Draeger Medical AG and Co

GE Medical Systems

GlaxoSmithKline Plc.

Hill-Rom Company, Inc.

Hologic, Inc.

Intuitive Surgical Inc.

Invitrogen Corporation

Johnson & Johnson

Medtronic, Inc.

SonoSite, Inc.

Tyco Healthcare

Welch Allyn, Inc.

Albertson’s Inc. Bayer Consumer Healthcare International Paper—Evergreen Packaging LeapFrog Enterprises Playtex, Inc. Rock-Tenn Alliance Group

Sales and Marketing

We market and sell our products primarily through our direct sales force. Our sales force is based at our headquarters in San Jose, California, and at regional and local sales offices in the United States. Internationally, we maintain sales offices in Austria, Canada, China, Germany, Japan, Taiwan, Switzerland and the United Kingdom. We also complement our direct sales force through additional distribution channels, including non-exclusive distributors, systems integrators and consulting partners.

To support our direct sales efforts and to actively promote our Agile brand, we engage in a variety of marketing activities. These include co-marketing strategies with our existing business partners, targeting additional strategic relationships, managing and maintaining our web site content, advertising in industry and other publications, conducting public relations campaigns and establishing and maintaining relationships with recognized industry analysts. We also actively participate in trade shows and host Agility user conferences in the United States and abroad.

An element of our sales strategy is to establish marketing alliances to promote sales and marketing of our products, as well as to increase product interoperability. We also pursue services alliances with consulting and integration firms to implement our software, provide customer support services, create customized customer presentations and demonstrations and endorse our products during the evaluation stage of the sales cycle. We currently have relationships with BearingPoint, Kalypso, Deloitte Consulting, Domain Systems, Inc., Ernst & Young, Hewlett Packard, Hitachi Consulting, IBM Global Services, PRTM and Satyam, for the implementation of our solutions.

Customer Care

Customer Care is a collection of services where we offer assistance in planning, managing, implementing and supporting our solutions, as well as helping ensure the long-term success of our customer relationships. The services that we offer include solution delivery, customer support, and training.

Solution Delivery.    We offer services, on a time and materials basis, not to exceed our fixed price, to assist in implementation planning, product installation, implementation assistance, legacy data loading and effectiveness audits. To facilitate and enhance the integration of our products with customers’ existing design, manufacturing, finance and supply chain systems, we have both developed internal capabilities and expertise and entered into alliances with integration providers. This dual approach allows us to focus on our core competencies and leverage our partners’ domain knowledge, which helps reduce time to market, both for our customers and us.

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

Product Development

Our product development objectives are to:

•	Develop innovative solutions focused on streamlining the flow of information and work processes across product operations of the extended manufacturing enterprise and supply chain;

•	Develop solutions that deliver the highest return on investment to our customers; and

•	Utilize industry and technology standards where appropriate.

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

We maintain global development operations and have development centers in San Jose, California, Karlsruhe, Germany, Bangalore, India, and Suzhou, China. In February 2005, we acquired Cimmetry and as a result, we now maintain a development center in Montreal, Canada.

Product Technology and Architecture

Our PLM software is supported by a scalable technology platform that ensures that the applications are scalable, reliable and extensible. The n-tier, standards-based architecture of the Agile platform uses technologies such as J2EE, XML and commercial components to manage the product record across Agile’s solutions, and integrates that information with other applications within the customer enterprise. The result is a cost-effective enterprise business application suite that minimizes the need for complex custom or in-house software development. Key features of our technology platform include:

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

In addition, many of the Agile solutions are enabled for both single-byte and double-byte localization, and have been localized for English, Chinese, Japanese and German languages. We intend to provide localization for additional languages or products as market needs dictate.

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

Competition

The market for PLM solutions is relatively new, fragmented, rapidly changing and consolidating, and becoming increasingly competitive. Moreover, there has been significant consolidation of enterprise software companies, which can have the effect of rapidly and dramatically changing the competitive landscape in which we operate. We expect competition to persist and intensify—as a result of both further consolidation and other forces, which could result in price reductions, reduced gross margins and loss of market share, any one of which could seriously harm our business. Competitors vary in size and in the scope and breadth of the products and services offered.

Principally we compete with the following:

•	In-house and out-sourced custom development efforts by potential customers;

•	Vendors of engineering information management software, such as Dassault Systems S.A., UGS, MatrixOne, Inc., and Parametric Technology Corporation;

•	Vendors offering related enterprise software (e.g. ERP) who seek to extend the functionality of their products, such as Oracle Corporation and SAP;

•	Vendors of visualization software;

•	Niche and new-to-the market vendors that provide partial PLM solutions such as IDE and Arena Systems; and

•	Vendors that are focused in regional markets.

We believe our solutions are differentiated from our competitors in the following respects:

•	Our research and development and marketing resources are focused on delivering PLM solutions that solve very specific business problems for our customers in the industries we serve;

•	Our sales and services organizations are focused on assisting customers to achieve demonstrable and meaningful benefits from our solutions; and

•	We provide cost-effective solutions designed to provide rapid time to benefit and substantial value for our customers over the lifetime of deployment.

We believe that our ability to compete depends on many factors both within and beyond our control, including:

•	The performance, functionality, price, reliability and speed of implementation of our solutions;

•	The timing and market acceptance of new products and product enhancements to our solutions;

•	The quality of our customer service; and

•	The effectiveness of our sales and marketing efforts.

Proprietary Rights

Our success and ability to compete depend upon our proprietary technology. We rely on patent, copyright, trade secret and trademark law to protect our proprietary information. As of June 30, 2005, we had two issued patents and 18 active patent applications pending in the United States. In certain cases we have filed corresponding patent applications in other jurisdictions. We also typically enter into agreements with our employees, consultants and customers to control their access to and distribution of our software, documentation and other proprietary information. Nevertheless, a third party could copy or otherwise obtain our software or other proprietary information without authorization, or could develop software competitive to ours. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around patents that may be issued to us or our other intellectual property. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States of America. Our ability to monitor and detect infringing activities outside of the United States is limited.

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

Employees

As of April 30, 2005, we had a total of 678 employees. Of this total, 258 were in research and development, 185 were in sales and marketing, 162 were in professional services and maintenance, and 73 were in general and administration. At that date, we also had 42 independent contractors primarily supporting our professional services and product development organizations. None of our employees are represented by a union, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

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

ITEM 2.    PROPERTIES

Our headquarters are currently located in an 82,000 square foot facility in San Jose, California under a lease that expires in 2011. We lease offices for sales and service personnel in various locations in the United States of America as well as in Bracknell, United Kingdom, Montreal, Canada, Tokyo, Japan, Taipei, Taiwan and various locations in Germany. We also lease office space for our development centers in Bangalore, India, Suzhou, China and Karlsruhe, Germany. We own land (approximately 16,600 square feet) and an office building (approximately 5,400 square feet) for sales, services and administrative personnel in Egerkingen, Switzerland.

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

On February 15, 2005, the Court issued an order providing preliminary approval of the settlement except insofar as the settlement would have cut off contractual indemnification claims that underwriters may have against securities issuers, such as the Company. The Court has set a hearing date of January 9, 2006, to consider final approval of the settlement.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

PART II

ITEM 5.    MARKET FOR AGILE SOFTWARE CORPORATION’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is traded on the NASDAQ National Market under the symbol “AGIL.” The price range per share reflected in the table below represents the high and low closing sales prices for our stock for the periods set forth, as reported by the NASDAQ National Market.

	High	Low
Fiscal 2005:
Quarter Ended April 30, 2005	$7.93	$6.55
Quarter Ended January 31, 2005	$9.21	$7.27
Quarter Ended October 31, 2004	$8.80	$6.67
Quarter Ended July 31, 2004	$8.82	$7.00

Fiscal 2004:
Quarter Ended April 30, 2004	$10.82	$7.55
Quarter Ended January 31, 2004	$12.19	$9.21
Quarter Ended October 31, 2003	$11.30	$8.18
Quarter Ended July 31, 2003	$10.55	$6.40

Fiscal 2003:
Quarter Ended April 30, 2003	$7.60	$5.88
Quarter Ended January 31, 2003	$9.14	$6.15
Quarter Ended October 31, 2002	$7.47	$5.11
Quarter Ended July 31, 2002	$8.60	$5.41

At June 30, 2005, we had 183 stockholders of record. The number of beneficial stockholders of our shares is greater than the number of stockholders of record. The last reported sale price of our Common Stock on June 30, 2005 was $6.30. Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends.

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2005, nor issue any securities that were not registered under Securities Act of 1933. At June 30, 2005, we had 19,323,000 securities to be issued upon exercise of options with a weighted-average exercise price of $9.24, with 6,993,000 securities remaining available for future issuance under our stock plans.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

	Fiscal Year Ended April 30,
	2005	2004	2003	2002	2001
	(in thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues:
License	$46,406	$36,293	$30,699	$45,141	$64,978
Service	70,581	60,012	39,810	32,630	22,081

Total revenues	116,987	96,305	70,509	77,771	87,059

Cost of revenues:
License	4,333	3,694	2,790	3,107	3,830
Service	33,554	28,993	18,151	13,921	11,861
Stock compensation (recovery)	245	240	37	(47)	663
Acquisition-related compensation	—	595	—	—	—
Amortization of intangible assets	1,245	709	—	—	—
Impairment of prepaid software licenses	—	471	2,680	2,393	—

Total cost of revenues	39,377	34,702	23,658	19,374	16,354

Gross margin	77,610	61,603	46,851	58,397	70,705

Operating expenses:
Sales and marketing:
Other sales and marketing	46,144	38,302	41,840	56,318	61,951
Stock compensation	440	3,158	2,227	220	7,294
Research and development:
Other research and development	23,884	23,147	26,357	33,491	26,451
Stock compensation (recovery)	50	206	232	(189)	4,346
General and administrative:
Other general and administrative	11,556	8,954	6,927	7,386	6,255
Stock compensation	197	678	136	298	3,749
Acquisition-related compensation	—	1,091	—	—	—
Amortization of intangible assets	2,055	2,092	—	756	35,974
Acquired in-process research and development	1,700	500	400	—	—
Restructuring charges	2,132	8,730	5,156	3,864	—
Merger-related expenses (benefit)	—	—	—	(835)	4,985
Impairment of goodwill and other intangible assets	—	—	—	—	55,224

Total operating expenses	88,158	86,858	83,275	101,309	206,229

Loss from operations	(10,548)	(25,255)	(36,424)	(42,912)	(135,524)

Other income (expense):
Interest and other income, net	4,068	3,093	4,900	10,158	18,749
Loss from foreign currency translation	—	(639)	—	—	—
Impairment of investments	—	—	(3,673)	(1,446)	(8,561)

Loss before provision for income taxes	(6,480)	(22,801)	(35,197)	(34,200)	(125,336)
Provision for income taxes	714	1,294	934	343	—

Net loss	$(7,194)	$(24,095)	$(36,131)	$(34,543)	$(125,336)

Net loss per share:
Basic and diluted	$(0.14)	$(0.48)	$(0.75)	$(0.73)	$(2.74)

Weighted average shares	52,914	50,191	48,495	47,451	45,703

	As of April 30,
	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$198,380	$238,221	$256,967	$285,549	$300,525
Working capital	155,376	149,591	243,181	267,706	293,705
Total assets	321,023	316,175	290,950	319,064	355,191
Long-term obligations	7,643	6,710	—	—	—
Stockholders’ equity	260,881	261,494	256,246	286,631	313,640

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We believe that understanding the following key developments is helpful to an understanding of our operating results for fiscal 2005.

Increased Product Breadth

We sold our first PLM product in 1996. At that time, our offering consisted of a single product. Over time, we have added features and functionality to our existing products as well as new products, both through internal development and acquisition. In January 2004, we began shipping Agile 9, our most comprehensive PLM product offering to date. Agile 9 provides extensive new features and capabilities, as well as an enterprise technology platform providing customers a broader, deeper PLM solution. As of April 30, 2005, we have licensed products to over 10,000 customers worldwide.

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

Acquisitions

Our strategy has been, and continues to be, to expand our business both organically and through acquisitions of complementary products, technologies and companies. We have made the following acquisitions since December 2002:

•	oneRev, Inc. (“oneRev”), acquired in December 2002;

•	ProductFactory, Inc. (“ProductFactory”), acquired in March 2003;

•	Eigner US Inc. (“Eigner”), acquired in August 2003;

•	TRADEC, Inc. (“TRADEC”), acquired in September 2003; and

•	Cimmetry Systems, Inc. (“Cimmetry”), acquired in February 2005.

Through the acquisition of Eigner we acquired what is now our Product Catalog, Requirements Management, Configuration Management, Engineering Collaboration and Maintenance, Repair and Overhaul products. Eigner also provided us with a stronger presence in the automotive supply chain, industrial equipment, aerospace and defense industries, as well as in certain geographic markets such as the Central European region. Through the acquisition of TRADEC we acquired additional functionality to our existing products as well as new customers. Through the acquisition of Cimmetry we acquired visual collaboration software that has become an increasingly important element of PLM solutions. The results of all of these acquisitions are included in our statements of operations beginning as of the respective acquisition date.

Restructurings

We have taken a number of actions to reduce our expenses to better align our operations and cost structure with current and anticipated market conditions, as follows:

•	In fiscal 2003, we evaluated the economic conditions and initiated a restructuring of our operations. During the second quarter of fiscal 2003, we recorded a restructuring charge of $5.2 million, primarily related to the consolidation of additional excess facilities and the abandonment of additional property and equipment;

•	During the second quarter of fiscal 2004, in connection with our move to our new headquarters in San Jose, California, we recorded a restructuring charge of $7.5 million, primarily related to our outstanding lease commitments for properties that we vacated in September 2003 and the abandonment of certain long-lived assets;

•	During the second quarter of fiscal 2004, in connection with our acquisition of Eigner, we recorded an additional restructuring charge of $1.2 million primarily related to the termination of 33 employees, to eliminate duplicative activities and reduce the cost structure of the combined company; and

•	During the first quarter of fiscal 2005, we terminated approximately 15% of our worldwide workforce and consolidated our China-based development centers into a single location. In connection with these actions, we recorded a restructuring charge of $2.1 million.

Overview of Our Results

We derive revenues from the license of software products under software license agreements and from the delivery of associated professional and maintenance services. Our license revenue is comprised of fees charged for the use of our products licensed under perpetual arrangements. Our service revenue is comprised of fees charged for implementation services and fees charged for post-contract customer support (i.e., technical support and product updates). Our implementation services are typically provided over a period of three to six months subsequent to the signing of a software license arrangement. Post-contract customer support is generally purchased at the time of initial license purchase, and renewed annually thereafter. Post-contract customer support revenue is recognized ratably over the support period, generally 12 months.

Our revenue has increased by 21% from fiscal 2004 to 2005 and 37% from fiscal 2003 to 2004, as a result of stronger sales from the North American region. While we believe that demand for our products in North America is strengthening, we have not yet seen the same strengthening in the market outside North America. The increase in revenue from the European region was mostly due to the acquisition of Eigner as well as the strengthening of European currencies compared to the US dollar, while our revenue from Asia Pacific has decreased due to weak sales in Japan. We will continue to seek to derive revenues from customers in North America as well as internationally. In fiscal 2005 we began to reorganize our international sales organization, a process that is still underway. In connection with these changes, we have recently hired a new country manager for Taiwan, and are seeking new sales leadership for Japan.

We were able to achieve the following results in fiscal 2005:

•	We recorded record fiscal year total revenues of $117.0 million, a 21% increase from total revenues of $96.3 million in fiscal 2004, and a 66% increase from total revenues of $70.5 million in fiscal 2003.

•	Our license revenue reached $46.4 million, a 28% increase from license revenue of $36.3 million in fiscal 2004, and a 51% increase from license revenue of $30.7 million in fiscal 2003.

•	Our net loss declined to $7.2 million, a 70% decrease from our net loss of $24.1 million in fiscal 2004, and an 80% decrease from our net loss of $36.1 million in fiscal 2003.

•	Our cash flows provided by operations were $1.9 million. In addition, we maintained a cash and investments balance as of April 30, 2005 of $198.4 million.

Due to the amortization of the intangibles as a result of the Cimmetry acquisition and the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” effective in our first quarter of fiscal 2006, we will likely not be profitable on a GAAP basis for the foreseeable future. Achieving and sustaining profitable results, even on a non-GAAP basis, will depend upon a combination of careful expense management coupled with higher revenue levels. Many of our expenses are relatively fixed in the short term and there can be no assurance that we will be able to maintain expenses at target levels. There can also be no assurance that our revenues will increase. As a result, there can be no assurance that we will achieve or maintain profitable operations in the future.

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

Revenue Recognition

We recognize our software license revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Software Revenue Recognition with Respect to Certain Arrangements.” We recognize license revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the related receivables is reasonably assured, delivery of the product has occurred and the customer has accepted the product (including the expiration of any acceptance period set forth in the contract) if the terms of the contract include an acceptance requirement.

We consider a non-cancelable agreement signed by the customer and us to be evidence of an arrangement. We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment. To date, none of our arrangements with our customers grant a right of refund or adjustment to the customer. Reasonable assurance of collection is based upon our assessment of the customer’s financial condition through review of their current financial statements or credit reports. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. If we determine that collection is not reasonably assured, we defer the revenue and recognize the revenue upon cash collection. Delivery is considered to occur when media containing the licensed programs is provided to a common carrier, or the customer is given electronic access to the licensed software. With respect to sales to original equipment manufacturers (“OEMs”) and value-added resellers (“VARs”), delivery is considered to have occurred based on sell-through by the OEMs and VARs. Our typical end user license agreements do not contain acceptance clauses.

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

When our software licenses contain multiple elements, we allocate revenue to each element based on the relative fair values of the elements. Multiple-element arrangements generally include post-contract support (PCS or maintenance), software products, and in some cases, other professional services. Revenue from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as PCS, based on the relative fair values of the elements specific to us, and we must analyze each license arrangement carefully to ensure that all of the individual elements have been identified, along with the fair value of each element. Our determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence, which is determined by sales of the individual element to third parties or by reference to a renewal rate specified in the related arrangement.

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

Revenues from professional services consist of implementation services and training. Training revenues are recognized as the services are performed. Professional services are not considered essential to the functionality of the other elements of the arrangement and are accounted for as a separate element. Professional services are recognized as the services are performed for time and materials contracts or upon achievement of milestones on fixed-price contracts. A provision for estimated losses on fixed-price professional services contracts is recognized in the period in which the loss becomes known.

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

Allowance for Doubtful Accounts and Sales Returns

We maintain an allowance for doubtful accounts to reduce amounts to their estimated realizable value. A considerable amount of judgment is required when we assess the realization of accounts receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional provision for doubtful accounts may be required. We initially record a provision for doubtful accounts based on our historical experience, and then adjust this provision at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the provision for doubtful accounts, we consider (i) the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable, such as whether it derives from license, professional services or maintenance revenue; (iv) our historical provision for doubtful accounts; (v) the credit worthiness of the customer; and (vi) the economic conditions of the customer’s industry as well as general economic conditions, among other factors.

Should any of these factors change, the estimates that we make may also change, which could impact our future provision for doubtful accounts. For example, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, an additional provision for doubtful accounts could be required.

Our license agreements do not offer our customers the unilateral right to terminate or cancel the contract and receive a cash refund. However, we provide for sales returns through a reserve that is based upon estimates of potential future credits related to current period revenues. We analyze historical credits, current economic trends, average deal size, changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve. Revenue for the period is reduced to reflect the provision of our reserve for sales returns.

Stock Options

In connection with certain employee restricted Common Stock and stock option grants, in fiscal 2005 we recorded unearned stock compensation totaling $374,000 attributable to options granted to our employees with exercise prices below fair market value granted to our employees. At April 30, 2005, the unamortized balance of the unearned stock compensation was $526,000. Unearned stock compensation, a component of stockholders’ equity, represents the fair value of the unvested portion of restricted Common Stock and the difference between the exercise price of the option and the fair value of our Common Stock on the date of grant. Unearned stock compensation is amortized through charges to operations over the vesting period of the options, which is generally three to five years, using the accelerated method of amortization as described in Financial Accounting Standards Board Interpretation (“FIN”) No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans.” Stock compensation expense, less recoveries, was $932,000, $4.3 million and $2.6 million for fiscal 2005, 2004 and 2003, respectively.

Stock compensation expense related to stock options granted to non-employees is recognized as earned, over the applicable vesting period of the options, using the accelerated method of amortization prescribed by FIN 28. At each reporting date, we recalculate the value of the stock option using the Black-Scholes option pricing model and record changes in fair value for the unvested portion of the option. As a result, the stock compensation expense fluctuates with the movement in the fair market value of our Common Stock. Amortization of stock compensation for non-employees was not material for fiscal 2005. Amortization of stock compensation for non-employees was $207,000 and $892,000 for fiscal 2004 and 2003, respectively.

On April 30, 2005, our Board of Directors approved the acceleration of vesting of stock options held by employees and officers under our stock option plans with an exercise price of $6.76 or higher. Options held by non-employee directors were excluded from the vesting acceleration. The closing price of our common stock on April 28, 2005, the last trading day before approval of acceleration, was $6.58. As a condition to the acceleration, and to avoid any unintended personal benefits, we also imposed a holding period on shares underlying the accelerated options that will require all optionees to refrain from selling any shares acquired upon the exercise of the options until the date on which such shares would have vested under the options’ original vesting terms.

The primary purpose of the accelerated vesting was to reduce future compensation expense associated with the accelerated stock options upon the adoption of FASB Statement No. 123R, “Share-Based Payment,” (“SFAS 123R”). Our Board of Directors believes, based on its consideration of this potential expense savings and the current intrinsic and perceived value of the accelerated stock options, that the acceleration is in the best interests of the Company and its shareholders. The Board of Directors further believes that the acceleration is consistent with possible changes to our overall equity compensation approach, which are expected to include a reduced use of stock options.

Business Combinations and Acquired Intangible Assets

We account for our purchases of acquired companies in accordance with SFAS No. 141, “Business Combinations,” and account for the related acquired intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” In accordance with SFAS No. 141, we allocate the cost of the acquired companies to the identifiable tangible and intangible assets acquired and liabilities assumed, with the remaining amount being classified as goodwill. Certain intangible assets, such as “developed technologies,” are amortized to expense over time, while in-process research and development costs (“IPR&D”), if any, are immediately expensed in the period the acquisition is completed. Identifiable intangible assets are currently amortized over one to five years using the straight-line method.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance for the entire portion of our deferred tax assets, including the net operating losses related to the income tax benefits arising from the exercise of employees’ stock options, the benefit of which will be credited to equity when realized. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust our valuation allowance as well.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total revenues.

	Fiscal Year Ended April 30,
	2005	2004	2003
Revenues:
License	40%	38%	44%
Service	60	62	56

Total revenues	100	100	100

Cost of revenues:
License	4	4	4
Service	29	30	26
Stock compensation	—	—	—
Acquisition-related compensation	—	1	—
Amortization of intangible assets	1	1	—
Impairment of prepaid software licenses	—	—	4

Total cost of revenues	34	36	34

Gross margin	66	64	66

Operating expenses:
Sales and marketing:
Other sales and marketing	39	40	59
Stock compensation	—	3	3
Research and development:
Other research and development	20	24	37
Stock compensation	—	—	1
General and administrative:
Other general and administrative	10	9	10
Stock compensation	—	1	—
Acquisition-related compensation	—	1	—
Amortization of intangible assets	2	2	—
Acquired in-process research and development	2	1	1
Restructuring charges	2	9	7

Total operating expenses	75	90	118

Loss from operations	(9)	(26)	(52)
Other income (expense):
Interest and other income, net	4	3	7
Loss from foreign currency translation	—	(1)	—
Impairment of investments	—	—	(5)

Loss before provision for income taxes	(5)	(24)	(50)
Provision for income taxes	1	1	1

Net loss	(6)%	(25)%	(51)%

Comparison of Fiscal Years Ended April 30, 2005, 2004, and 2003

Revenues

Total revenues increased by 21% from fiscal 2004 to fiscal 2005. This increase was primarily attributable to increases in both license and service revenue from both existing and new customers in North America, and to a lesser extent our revenue from international operations (see the revenues by geographic region discussion below).

Total revenues increased by 37% from fiscal 2003 to fiscal 2004. This increase was primarily attributable to increases in both license and service revenue as the result of our acquisition of Eigner as well as the growth from our new products to existing and new customers in North America. Excluding the contribution from Eigner, total revenues for fiscal 2004 increased by $4.4 million from the prior-year period.

Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future. Our products have an unpredictable sales cycle. The timing of large orders, which continue to account for a significant percentage of our total license revenue, remains unpredictable as a result of the overall economic conditions and cautious capital spending by businesses. During fiscal 2005, 2004, and 2003, no one customer accounted for more than 10% of total revenues.

Our revenues by geographic region for fiscal 2005, 2004, and 2003 are as follows:

	Fiscal 2005	% Change	Fiscal 2004	% Change	Fiscal 2003
	(in thousands, except percentages)
North America	$80,380	33%	$60,327	14%	$52,742
Europe	29,388	22	24,167	283	6,307
Asia-Pacific	7,219	(39)	11,811	3	11,460

Total revenues	$116,987	21%	$96,305	37%	$70,509

During fiscal 2005, 2004, and 2003, revenues from customers located outside of North America were approximately 31%, 37%, and 25% of total revenues, respectively. During fiscal 2005 and 2004, revenues from customers located outside of North America were derived primarily from sales to customers in Europe and, to a lesser extent, the Asia-Pacific region. However, during fiscal 2003 our revenues outside of North America were derived primarily from sales to customers in the Asia-Pacific region and, to a lesser extent, Europe. The increase in sales to customers located outside of North America during fiscal 2005 and 2004 was primarily related to our acquisition of Eigner, whose customer base was largely located in Europe, as well as the benefit derived from the strengthening of the Euro compared to the US dollar during fiscal 2005. Sales to customers located in Asia-Pacific decreased in fiscal 2005 primarily related to weak sales in Japan.

License Revenue

	Fiscal 2005	% Change	Fiscal 2004	% Change	Fiscal 2003
	(in thousands, except percentages)
License revenue	$46,406	28%	$36,293	18%	$30,699
As a percentage of total revenues	40%		38%		44%

The increase in license revenue in absolute dollars from fiscal 2004 to 2005 was primarily due to increases in sales of newer products to new and existing customers in North America of $11.7 million, slightly offset by the decrease in international sales, in particular sales to customers in Japan. The increase in license revenue as a percentage of total revenues during fiscal 2005 was due to a more significant increase in license revenue than in service revenue.

The increase in license revenue in absolute dollars from fiscal 2003 to 2004 was primarily due to the addition of Eigner products and customers mainly in Europe. The decrease in license revenue as a percentage of total revenues during fiscal 2004 was primarily due to a more significant increase in service revenue as discussed below.

Service Revenue

	Fiscal 2005	% Change	Fiscal 2004	% Change	Fiscal 2003
	(in thousands, except percentages)
Professional Service	$26,999	26%	$21,481	124%	$9,585
Maintenance	43,582	13	38,531	27	30,225

Total service revenue	$70,581	18%	$60,012	51%	$39,810

As a percentage of total revenues	60%		62%		56%

Service revenue includes fees earned, and to a lesser extent reimbursable expenses incurred, in connection with consulting, software implementation and training services we provide to our customers as well as fees from software maintenance agreements we offer. Service revenue inherently lags behind the related license revenue as the service engagements and maintenance (and the related revenue) commence after the initial license sale. As a result, the positive impact of increasing license revenue on service revenue tends to be delayed by one to two quarters. Additionally, as our maintenance revenue has a larger customer base than our license revenue, the percentage of increase in maintenance revenue (and thus service revenue) may be smaller than the percentage of increase in license revenue.

The increase in service revenue in absolute dollars from fiscal 2004 to 2005 was primarily due to a $8.3 million increase in professional service and maintenance revenue in North America, driven by our growth in license revenue. The decrease in service revenue as a percentage of total revenues during fiscal 2005 was due to a more significant increase in license revenue than in service revenue.

The increase in service revenue in absolute dollars and as a percentage of total revenues from fiscal 2003 to 2004 was primarily due to our acquisition of Eigner, whose revenue comprised primarily professional service and maintenance revenue in the European region, combined with an increase in our implementation services as we are now selling a more comprehensive solution across all regions. In addition, maintenance revenue increased due to year over year growth of our installed customer base. Excluding the contribution from Eigner, total service revenue for fiscal 2004 increased by $5.2 million from the prior-year period.

Our maintenance revenue depends upon both our software license revenue and renewals of maintenance agreements by our existing customers. Our maintenance revenue has increased on a year-over-year basis in each of fiscal 2005, 2004 and 2003 as a result of both new licenses and a high maintenance renewal rate. Due to the weak economic environment and in many cases significant reductions in personnel at many of our customers, we have experienced reductions in the size of some contract renewals as customers have elected to reduce the number of user licenses for which they are purchasing maintenance. We expect that service revenue will increase or decrease somewhat in relation to our license revenue.

Cost of Revenues

Cost of License Revenue

	Fiscal 2005	% Change	Fiscal 2004	% Change	Fiscal 2003
	(in thousands, except percentages)
Cost of license revenue	$4,333	17%	$3,694	32%	$2,790
As a percentage of license revenue	9%		10%		9%

Our cost of license revenue includes license fees due to third parties for technology integrated into or sold with our products, and the cost of order fulfillment such as shipping and packaging.

The increase in cost of license revenue in absolute dollars from fiscal 2004 to 2005 and fiscal 2003 to 2004 was primarily due to our overall increase in license revenue. The increase in cost of license revenue as a percentage of license revenue in fiscal 2004 compared to fiscal 2003 was due to the sale of more licenses with embedded third-party software, mainly Eigner products, resulting in an increase in license fees paid to third parties on third-party software integrated into our products. With the introduction of Agile 9 in late fiscal 2004 and acquisition of Cimmetry in late fiscal 2005, cost of license revenue as a percentage of license revenue in fiscal 2005 decreased as Agile 9 has a relatively lower embedded third-party software cost.

For fiscal 2006, we expect cost of license revenue in absolute dollars and as a percentage of license revenue to decrease somewhat as a result of the elimination of royalties payable to Cimmetry. Actual results, however, may fluctuate depending upon the amount of non-embedded third-party software sold in any particular period.

Cost of Service Revenue

	Fiscal 2005	% Change	Fiscal 2004	% Change	Fiscal 2003
	(in thousands, except percentages)
Cost of service	$33,554	16%	$28,993	60%	$18,151
As a percentage of service revenue	48%		48%		46%

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

The increase in cost of service revenue in absolute dollars from fiscal 2004 to 2005 and from fiscal 2003 to 2004 was primarily due to our overall increase in service revenue.

The increase in cost of service revenue as a percentage of service revenue during fiscal 2004 was primarily a result of increased reliance on third-party service providers, which provide lower margins than can be achieved when utilizing internal resources.

For fiscal 2006, we expect cost of service revenue to increase in absolute dollars and as a percentage of service revenue compared to fiscal 2005, as we expect to hire additional professional service personnel to meet increasing customer needs for services.

Impairment of Prepaid Software Licenses

Cost of revenues for fiscal 2004 and 2003 include charges of $471,000 and $2.7 million, respectively, for the impairment of non-refundable prepaid software licenses fees. We determined that the carrying value of these prepaid software licenses exceeded their net realizable value as a result of our decision to discontinue selling some of our products in which such third party licensed software was embedded.

Operating Expenses

We classify all charges to operating expense categories based on the nature of the expenditures. Although each category includes expenses that are unique to the category type, there are common recurring expenditures that are typically included in all operating expense categories, such as salaries, employee benefits, incentive compensation, travel costs, communication, rent and other allocated facilities costs, information technology, and professional fees. Also included in our operating expenses is the amortization of stock compensation that is included in each of the sales and marketing, research and development, and general and administrative categories.

As a result of our prior period restructuring efforts, as discussed further under “Restructuring Charges” below, we have realized significant costs savings to our operating expenses during each of the periods presented. Specifically, during fiscal 2005 and 2004, our aggregate facilities and depreciation expenses decreased $1.3 million and $3.2 million, respectively, when compared to our facilities and depreciation expenses during the respective prior periods. Significant portions of these costs savings, therefore, are reflected in the sales and marketing, research and development and general and administrative operating expenses through decreased facilities and depreciation expenses.

Sales and Marketing

The following table sets forth a summary of our sales and marketing expenses in absolute dollars and expressed as a percentage of total revenues for fiscal 2005, 2004 and 2003, excluding the stock compensation which is explained separately under “Stock Compensation (Recovery)” below.

	Fiscal 2005	% Change	Fiscal 2004	% Change	Fiscal 2003
	(in thousands, except percentages)
Sales and marketing, excluding stock compensation	$46,144	20%	$38,302	(8)%	$41,840
As a percentage of total revenues	39%		40%		59%

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

The increase in sales and marketing expenses, excluding stock compensation, in absolute dollars from fiscal 2004 to 2005 was primarily related to increased personnel-related costs and sales incentive compensation associated with higher revenues.

The decrease in sales and marketing expenses, excluding stock compensation, in absolute dollars and as a percentage of total revenues from fiscal 2003 to 2004 was primarily related to a $790,000 decrease in marketing and advertising costs as part of our reduction in direct advertising and corporate marketing programs, a $656,000 decrease in personnel-related costs, primarily due to decreases in sales and marketing employee benefits and severances, and a $1.8 million decrease in facilities and depreciation expenses.

For fiscal 2006, we expect sales and marketing expenses, excluding stock compensation, to increase or decrease in absolute dollars in proportion to increases or decreases in our license revenue.

Research and Development

The following table sets forth a summary of our research and development expenses in absolute dollars and expressed as a percentage of total revenues for fiscal 2005, 2004 and 2003, excluding the stock compensation which is explained separately under “Stock Compensation (Recovery)” below.

	Fiscal 2005	% Change	Fiscal 2004	% Change	Fiscal 2003
	(in thousands, except percentages)
Research and development, excluding stock compensation	$23,884	3%	$23,147	(12)%	$26,357
As a percentage of total revenues	20%		24%		37%

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

The increase in research and development expenses, excluding stock compensation, in absolute dollars from fiscal 2004 to 2005 was primarily due to the addition of Cimmetry’s research and development activities. As a percentage of revenue, research and development expenses decreased due to a more significant increase in total revenues compared to research and development expenses.

The decrease in research and development expenses, excluding stock compensation, in absolute dollars and as a percentage of total revenues from fiscal 2003 to 2004 was primarily due to lower outside consulting and lower operating costs, including salaries and related expenses, resulting from our continuing shift to new development centers in India and China, as well as $1.5 million in decreases in our headquarter facilities and depreciation expenses.

For fiscal 2006, we expect research and development expenses, excluding stock compensation, in absolute dollars to increase when compared to our results for fiscal 2005 as a result of the addition of Cimmetry and other product development initiatives.

General and Administrative

The following table sets forth a summary of our general and administrative expenses in absolute dollars and expressed as a percentage of total revenues for fiscal 2005, 2004, and 2003, excluding the stock compensation which is explained separately under “Stock Compensation (Recovery)” below.

	Fiscal 2005	% Change	Fiscal 2004	% Change	Fiscal 2003
	(in thousands, except percentages)
General and administrative, excluding stock compensation	$11,556	29%	$8,954	29%	$6,927
As a percentage of total revenues	10%		9%		10%

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

The increase in general and administrative expenses, excluding stock compensation, in absolute dollars from fiscal 2004 to 2005 was due to increased audit fees, personnel costs and outside consultant fees of $1.3 million to comply with increased regulatory requirements, including the regulations implemented in response to the Sarbanes-Oxley Act of 2002. In addition, we incurred general and administrative expenses of $1.0 million as a result of including a full twelve months for Eigner, compared to less than nine months during fiscal 2004, and almost three months for Cimmetry.

The increase in general and administrative expenses, excluding stock compensation, in absolute dollars from fiscal 2003 to 2004 was primarily related to: (i) $1.0 million in increased compensation and benefits, resulting from an increase in the number of general and administrative employees, primarily due to the addition of the Eigner employees; (ii) $350,000 in increased provisions for doubtful accounts, as a result of an increase in accounts receivable associated with increased revenue; and (iii) $540,000 in increased travel and outside consultants related primarily to the integration of the companies acquired during the fiscal year, mainly Eigner.

For fiscal 2006, we expect general and administrative expenses, excluding stock compensation, to increase in absolute dollars when compared with our results for fiscal 2005 primarily due to additional costs related to Cimmetry, slightly offset by the decrease in costs to comply with the rules and regulations adopted in response to the Sarbanes-Oxley Act of 2002.

Stock Compensation (Recovery)

	Fiscal 2005	% Change	Fiscal 2004	% Change	Fiscal 2003
	(in thousands, except percentages)
Stock compensation:
Cost of revenues	$245	2%	$240	549%	$37
Sales and marketing	440	(86)	3,158	42	2,227
Research and development	50	(76)	206	(11)	232
General and administrative	197	(71)	678	399	136

Total stock compensation	$932	(78)%	$4,282	63%	$2,632
As a percentage of total revenues	1%		4%		4%

Stock compensation includes the amortization of unearned employee stock compensation, expenses incurred as a result of modifications to the terms of certain stock option grants, and expenses associated with options issued to non-employees, offset by recoveries associated with the impact of the reversal of accelerated amortization on unvested options cancelled in connection with employee terminations. The fair value of stock options granted to non-employees is recognized as an expense as the underlying stock options vest. We are required to remeasure the fair value of these options at each reporting period prior to vesting and then finally at the vesting dates of these options. As a result, the stock compensation for non-employees fluctuates with the movement in the fair value of our common stock.

The decrease in stock compensation expense in absolute dollars from fiscal 2005 to 2004 was primarily due to lower amortization associated with options granted in prior periods and fewer options granted to our employees with an exercise price below fair market value. We amortize the stock compensation using the accelerated method as described in FIN No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans.”

The increase in stock compensation expense in absolute dollars from fiscal 2003 to 2004 was primarily related to: (i) $1.8 million in increased employee-related stock compensation, primarily related to the modification of certain stock option grants to employees we terminated during fiscal 2004; and (ii) $507,000 in decreased recoveries recognized from the reversal of accelerated amortization on cancelled options that had been held by terminated employees. These amounts were offset by a decrease of $685,000 in stock compensation recognized on stock options granted to non-employees in prior periods, as the fair value of these stock options has decreased.

As of April 30, 2005, the estimated future amortization expense of unearned stock compensation was as follows (in thousands):

Fiscal Year
2006	$377
2007	121
2008	28

$526

Effective May 1, 2005, we adopted SFAS No. 123R, “Share-Based Payment.” As a result, the calculation of employee stock compensation expenses and its related amortization will be significantly higher than the amount recorded in fiscal 2005. See Note 1—The Company and Summary of Significant Accounting Policies—Recent Accounting Pronouncements and Note 15—Subsequent Events of our Consolidated Financial Statements included below.

Acquisition-Related Compensation

	Fiscal 2005	% Change	Fiscal 2004	% Change	Fiscal 2003
	(in thousands, except percentages)
Acquisition-related compensation:
Cost of revenues	$—	(100)%	$595	100%	$—
Operating expenses	—	(100)	1,091	100	—

Total acquisition-related compensation	$—	100%	$1,686	(100)%	$—
As a percentage of total revenues	—		2%		—

In connection with our acquisition of Eigner, we agreed to pay approximately $1.7 million in retention bonuses to certain persons who were employees of Eigner at the date of the acquisition and who remained employees of Agile for six months following the acquisition. The retention bonuses were recorded as acquisition-related compensation in the consolidated statements of operations. During fiscal 2004, we recorded $1.7 million of acquisition-related compensation, all of which was paid in February 2004.

Amortization of Intangible Assets

	Fiscal 2005	% Change	Fiscal 2004	% Change	Fiscal 2003
	(in thousands, except percentages)
Amortization of intangible assets:
Cost of revenues	$1,245	76%	$709	1213%	$54
Operating expenses	2,055	(2)	2,092	100	—

Total amortization of intangible assets	$3,300	18%	$2,801	5087%	$54
As a percentage of total revenues	3%		3%		—

During fiscal 2005, 2004 and 2003 we made selective acquisitions of assets and businesses, including certain intangible assets. Intangible assets consist of developed technologies, customer relationships, trademarks and non-compete agreements acquired as part of our acquisitions described above. Intangible assets are subject to amortization and have original estimated weighted-average useful lives ranging from one to five years. No significant residual value is estimated for the intangible assets.

The components of acquired identifiable intangible assets are as follows (in thousands):

	As of April 30, 2005			As of April 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Developed technologies	$9,200	$(1,965)	7,235	$2,600	$(720)	$1,880
Customer relationships	7,182	(2,892)	4,290	4,482	(1,239)	3,243
Trademarks	1,200	(60)	1,140	—	—	—
Non-compete agreements	1,280	(1,210)	70	1,200	(867)	333

	$18,862	$(6,127)	$12,735	$8,282	$(2,826)	$5,456

As of April 30, 2005, the estimated future amortization expense of acquired intangible assets is as follows (in thousands):

Fiscal Years:
2006	$5,508
2007	4,137
2008	2,670
2009	240
2010	180

$12,735

We may continue purchasing assets or businesses to accelerate industry or geographic expansion, or increase the features and functions of our products. These purchase transactions may result in the creation of additional intangible assets that leads to a corresponding increase in our amortization expense in future periods. Our future operating performance could be impacted by the future amortization of intangible assets.

Acquired In-Process Research and Development

	Fiscal 2005	% Change	Fiscal 2004	% Change	Fiscal 2003
	(in thousands, except percentages)
Acquired in-process research and development	$1,700	240%	$500	25%	$400
As a percentage of total revenues	2%		1%		1%

In connection with various acquisitions we made during fiscal 2005 and 2004, we allocated a portion of the purchase price to acquired in-process research and development (“IPR&D”). The amounts allocated to the acquired IPR&D were immediately expensed in the period each acquisition was completed because the projects associated with the acquired IPR&D efforts had not yet reached technological feasibility and no future alternative uses existed for the technology. In calculating the value of the acquired IPR&D, we, with the assistance of an independent appraiser, used established valuation techniques accepted in the technology and software industries. This calculation gave consideration to relevant market size and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles, and the estimated lives of each of the products derived from the underlying technology. The value of the acquired IPR&D reflects the relative value and contribution of the acquired research and development. Consideration was given to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project in determining the value assigned to the acquired IPR&D. The projects have been subsequently completed within our estimates. During fiscal 2005 and 2004, we recognized charges of $1.7 million and $500,000 for acquired IPR&D related to our acquisitions of Cimmetry and Eigner, respectively. During fiscal 2003, we recognized a $400,000 charge for acquired IPR&D related to our acquisitions of oneREV and ProductFactory.

Restructuring Charges

	Fiscal 2005	% Change	Fiscal 2004	% Change	Fiscal 2003
	(in thousands, except percentages)
Restructuring charges	$2,132	(76)%	$8,730	69%	$5,156
As a percentage of total revenues	2%		9%		7%

From time to time, management has initiated various restructurings of our operations and facilities. These restructurings have been taken primarily in response to redundant or excess capacity brought about by acquisitions and/or significant changes in economic conditions and market demand. During the second quarter of fiscal 2003, we recorded restructuring charges of $5.2 million (the “2003 Restructuring”). The 2003 Restructuring consisted primarily of the consolidation of excess facilities and abandonment of certain assets in connection with the consolidation of excess facilities. As of April 30, 2005, $937,000 of the 2003 Restructuring obligations remained, which represents costs related to excess facilities.

During the second quarter of fiscal 2004, we recorded restructuring charges of $8.7 million (the “2004 Restructuring”) as follows:

In connection with our move to our new headquarters in San Jose, California, during the second quarter of fiscal 2004, we recorded a restructuring charge of $7.5 million, which was comprised of (i) $5.5 million related to the fair value of the remainder of our outstanding lease commitments for properties that we vacated in September 2003, net of the fair value of estimated sublease income and net of deferred rent of $581,000 related to the vacated properties, and (ii) $2.0 million related to the abandonment of certain long-lived assets, including leasehold improvements, furniture and fixtures, and computer equipment.

In connection with our acquisition of Eigner during the second quarter of fiscal 2004, we recorded an additional restructuring charge of $1.2 million, primarily related to the severance, benefits, payroll taxes and other associated costs of the termination of 33 Agile employees (see Note 6—Business Combination—Eigner).

As of April 30, 2005, $1.3 million of the 2004 Restructuring obligations remained, which represents costs related to excess facilities.

In the first quarter of fiscal 2005, we announced a further restructuring involving termination of employment of approximately 15% of our employees worldwide and consolidation of our Chinese development centers into a single location (the “2005 Restructuring”). In connection with the 2005 Restructuring, we recorded a restructuring charge of $2.1 million. As of April 30, 2005, $420,000 of the 2005 Restructuring obligations remained, which represents costs related to severance.

We review the assumptions used in estimating our restructuring charges, principally sublease income expectations for excess facilities and employee termination expenses, quarterly. Based upon this review, we did not make any material adjustments to our prior restructuring estimates and assumptions during the quarter ended April 30, 2005. Furthermore, we currently do not expect our existing restructuring estimates and assumptions to change materially.

Summary of Restructuring Obligations

The significant activity within and components of the restructuring charges as of April 30, 2005, 2004 and 2003 are as follows (in thousands):

	Employee Termination Costs	Facility- Related Costs	Asset Abandonment Costs	Other Charges	Total
Restructuring obligations at April 30, 2002 (1)	$1,982	$729	$—	$—	$2,711
2003 Restructuring charges (1)	—	4,657	485	14	5,156
Cash payments	(1,982)	(1,135)	—	—	(3,117)
Non-cash charges	—	—	(485)	(14)	(499)

Restructuring obligations at April 30, 2003	$—	$4,251	$—	$—	$4,251
2004 Restructuring charges (2)	1,092	5,485	2,001	152	8,730
Cash payments	(1,092)	(3,731)	—	—	(4,823)
Non-cash charges	—	581	(2,001)	(152)	(1,572)

Restructuring obligations at April 30, 2004	$—	$6,586	$—	$—	$6,586
2005 Restructuring charges (2)	1,643	366	10	113	2,132
Cash payments	(1,132)	(4,838)		(84)	(6,054)
Non-cash charges	(91)	91	(10)	(29)	(39)

Restructuring obligations at April 30, 2005 (3)	$420	$2,205	$—	$—	$2,625

Accrued restructuring—current					$2,010
Accrued restructuring—non-current					615

					$2,625

(1)	The 2002 Restructuring and 2003 Restructuring and related obligations through April 30, 2003 were recorded in an amount equal to the gross value of the obligation without consideration to the net present value of such obligations, in accordance with EITF No. 94-3 and EITF No. 88-10.
(2)	The 2004 and 2005 Restructuring charges and related obligations were recorded at fair value, after giving effect to the fair value of the related obligations, in accordance with SFAS No. 146.
(3)	The remaining employee termination obligations are expected to be paid through the quarter ending January 31, 2006. The remaining facility-related obligations are expected to be paid through the quarter ending January 31, 2008, with the majority expected to be fully paid by August 2005.

Interest and Other Income (Expense), Net

	Fiscal 2005	% Change	Fiscal 2004	% Change	Fiscal 2003
	(in thousands, except percentages)
Interest and other income, net	$4,068	32%	$3,093	(37)%	$4,900
As a percentage of total revenues	4%		3%		7%

Interest and other income, net consists of interest earned on cash, cash equivalents, and investments, as well as other miscellaneous non-operating transactions.

The increase in interest and other income, net from fiscal 2004 to 2005 was due principally to higher interest rates, partially offset by lower average cash and investment balances principally due to the acquisition of Cimmetry.

The decrease in interest and other income, net from fiscal 2003 to 2004 was due principally to lower interest rates and, to a lesser extent, lower average cash and investment balances.

For fiscal 2006, we expect interest and other income, net in absolute dollars to be comparable to our results for fiscal 2005 as we expect the average interest rate to be higher but offset by lower overall cash, cash equivalents and investments balance as a result of the acquisition of Cimmetry.

Loss from Foreign Currency Translation

	Fiscal 2005	% Change	Fiscal 2004	% Change	Fiscal 2003
	(in thousands, except percentages)
Loss from foreign currency translation	$—	(100)%	$639	100%	$—
As a percentage of total revenues	—		1%		—

In connection with our acquisition of Eigner, we assumed an obligation with a vendor to Eigner, providing for quarterly payments denominated in Euros through fiscal 2007. As the obligation was denominated in Euros, and the functional currency of the subsidiary holding the obligation was the U.S. Dollar, we were required to remeasure the value of the obligation at the end of each period. As a result of the Euro strengthening against the U.S. Dollar during the second and third quarters of fiscal 2004, a remeasurement of the obligation at the end of each such period to the functional currency, net of payments made, resulted in an unrealized loss from foreign currency translation of $639,000.

In fiscal 2005, the obligation was assigned to a subsidiary that has the same functional currency as the obligation.

Impairment of Investments

	Fiscal 2005	% Change	Fiscal 2004	% Change	Fiscal 2003
	(in thousands, except percentages)
Impairment of investments	$—	—	$—	(100)%	$3,673
As a percentage of total revenues	—		—		5%

During fiscal 2003, we determined that certain investments that we had made in privately held companies and a venture fund had incurred a decline in value that, based upon the deterioration of the financial condition of the issuers and portfolio companies of the venture fund, was considered other-than-temporary. Accordingly, we recorded impairment charges totaling $3.7 million to write down the investments to their estimated fair values. At April 30, 2003, the carrying value of our private equity investments was zero.

Provision for Income Taxes

	Fiscal 2005	% Change	Fiscal 2004	% Change	Fiscal 2003
	(in thousands, except percentages)
Provision for income taxes	$714	(45)%	$1,294	39%	$934
Effective income tax rates	11%		6%		3%

Our provision for income taxes primarily reflects actual taxes associated with our international operations, since we incurred overall net losses in all fiscal years presented. As a result, our effective income tax rates have fluctuated and have not correlated to our operating income or loss. Other than the provision for foreign taxes, and to a lesser extent, provision for state income taxes and U.S. deferred tax liabilities, no provision for income taxes has been recorded since our inception because we have incurred net losses in all periods. We have recorded a valuation allowance for the full amount of our net deferred tax assets, including our net operating loss carryforwards and tax credits, as sufficient uncertainty exists regarding our ability to realize the deferred tax asset balance.

Liquidity and Capital Resources

Overview

Our principal source of liquidity consists of cash, cash equivalents and investments, as follows (in thousands):

	As of April 30,
	2005	2004
Cash and cash equivalents	$81,760	$45,337
Short-term and long-term investments	116,620	192,884

	$198,380	$238,221

Our cash, cash equivalents, and investments are placed with high credit quality financial institutions, commercial companies and government agencies in order to limit the amount of credit exposure. Our liquidity could be negatively impacted by a decrease in demand for our products, which are subject to rapid technological changes, or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, among other factors. As of April 30, 2005, our working capital was $155.4 million and our days sales outstanding was 77 days.

Cash Flows

In summary, our cash flows were as follows (in thousands):

	Fiscal Year Ended April 30,
	2005	2004	2003
Net cash provided by (used in) operating activities	$1,900	$(14,929)	$(23,218)
Net cash provided by (used in) investing activities	26,865	(5,660)	(45,417)
Net cash provided by financing activities	6,606	9,239	3,113

Cash provided by operating activities during fiscal 2005 consists of our net loss for the period of $7.2 million and a net decrease of approximately $2.4 million in other operating assets and liabilities, offset by non-cash items of $11.5 million (primarily depreciation and amortization). Cash used in operating activities during fiscal 2004 was primarily due to our net loss for the period of $24.1 million, offset by non-cash items of $16.5 million, and a net decrease of approximately $7.4 million in working capital.

Cash provided by investing activities during fiscal 2005 resulted from $75.7 million of net maturities of short-term and long-term investments, offset by $44.8 million cash paid in business combinations and $4.0 million of purchases of property and equipment. Cash used in investing activities during fiscal 2004 resulted from $8.4 million of purchases of property and equipment, primarily related to tenant improvements made at our corporate headquarters in San Jose, California, and $3.1 million of net cash paid in business combinations, offset by $5.8 million of net maturities of short-term and long-term investments.

Cash provided by financing activities in fiscal 2005 and 2004 was primarily due to the issuance of Common Stock associated with the exercise of stock options and our employee stock purchase plan totaling $6.6 million and $9.9 million, respectively. During fiscal 2004, cash provided from financing activities was offset slightly by the settlement of certain capital lease obligations acquired totaling $718,000. We expect cash provided by financing activities to decrease in future periods as we grant fewer stock options to our employees.

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

Contractual Obligations and Commitments

Our contractual obligations and commitments mainly consist of operating leases for facilities and future royalty payments. Our future fixed commitments consisted of the following as of April 30, 2005 (in thousands):

	Payments Due by Period
Contractual Obligations and Commitments	Total Amounts Committed	Less than 1 year	1 – 3 years	4 – 5 years	Over 5 years
Operating leases (1)	$11,945	$4,628	$3,740	$2,305	$1,272
Purchase commitments (2)	5,880	1,829	4,051	—	—
Others (3)	1,862	423	486	124	829

Total	$19,687	$6,880	$8,277	$2,429	$2,101

(1)	Operating lease obligations have not been reduced by estimated sublease income of $523,000. Operating lease obligations also include $2.6 million of accrued excess facilities costs. We lease facilities under non-cancelable operating leases that expire through July 2011.
(2)	In connection with our acquisition of Eigner, we assumed a commitment for monthly payments through fiscal 2007 and quarterly payments through fiscal 2008 to purchase software license and consulting services from a vendor to Eigner
(3)	Others consists of a mortgage loan ( payable in equal quarterly installments of approximately $8,500 plus variable interest rate—currently at 3.5%, until year 2027, and is collateralized by our land and building located at Egerkingen, Switzerland) and a purchase commitment of approximately $30,000 per month until May 2007.

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

Recent Accounting Pronouncements

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107. SAB No. 107 covers key topics related to the implementation of SFAS No. 123R which include the valuation models, expected volatility, expected option term, income tax effects of SFAS No. 123R, classification of stock-based compensation cost, capitalization of compensation costs, and disclosure requirements. We adopted SFAS No. 123R in the first quarter of fiscal 2006 (see Note 15—Subsequent Events) and will begin to recognize stock-based compensation related to employee equity awards in our condensed consolidated statements of operations using a fair value based method on a prospective basis. Since we currently account for equity awards granted to our employees using the intrinsic value method under APB No. 25, we expect the adoption of SFAS No. 123R will have an adverse impact on our results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS No. 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This standard is effective for fiscal periods beginning after June 15, 2005. We believe that the adoption of SFAS No. 153 will not have a material impact on our consolidated statement of income or financial condition.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We develop products in the United States, Canada, Germany, India, and China, and market our products primarily in North America, Europe, and the Asia-Pacific region. As a result, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. In the second half of fiscal 2004, we started to sell our products through some of our foreign subsidiaries in their functional currencies, which provides some natural hedging because most of the subsidiaries’ operating expenses are denominated in their functional currencies. Regardless of this natural hedging, our results of operations may be adversely impacted by the exchange rate fluctuation. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions.

Interest Rate Risk

Our interest income is sensitive to changes in the general level of U.S. short-term interest rates, particularly since all of our investments are in instruments with maturities of less than two years. The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our entire portfolio of cash in money market funds and investments classified as “available-for-sale.” In general, money market funds and investments with maturities of less than two years are not subject to significant market risk because the interest paid on such funds fluctuates with the prevailing interest rate. Because our mortgage arrangement is based on variable rates of interest, our interest expense is sensitive to changes in the general level of interest rates environment. Since these obligations represent a small percentage of our total capitalization, we believe that there is not a material risk exposure.

The table below represents principal (or notional) amounts and related weighted-average interest rates by year of maturity of our investment portfolio (in thousands, except interest rates).

	Maturing within 12 months	Maturing between 1 and 2 years	Thereafter	Total
Cash equivalents	$58,506	$—	$—	$58,506
Weighted average interest rate	2.89%	—%	—%	2.89%
Investments in fixed maturity securities	$87,418	$23,176	$—	$110,594
Weighted average interest rate	2.08%	3.31%	—%	2.34%

Total	$145,924	$23,176	$—	$169,100

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

We began shipping Agile 9 in January 2004. Agile 9 is a suite of products based on a newly developed architecture, and provides extensive new features and capabilities delivered on an enterprise technology platform. Agile 9 has also been developed to operate with a wider array of database, applications server and underlying technologies than were our prior products. Some of these underlying technologies are themselves relatively new and immature both with respect to their stability and the ability to integrate with other applications. In addition, more than was the case with our prior products, Agile 9 is being implemented to address a broader range of customer requirements. As can be expected with software as complex as Agile 9, in the course of customer implementation activities for Agile 9 with which we have been involved to date, we have encountered bugs and errors not identified during our pre-release testing. While we do not believe that any of these bugs or errors affect the functionality of Agile 9, these errors, and other errors we may find in Agile 9 or in any of the other products we sell, including the soon-to-be released Agile e6 or the recently acquired Cimmetry product line, could result in (i) lost or delayed revenue and market acceptance, (ii) injury to our reputation, (iii) increased service and warranty costs, including the potential need to provide services at reduced fees or no charge at all in order to address customer concerns, and (iv) claims or litigation for breach of contract or warranty. Any of these adverse consequences, either alone or in conjunction with others, could have a material negative impact on our business and results of operations.

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

Our products are generally integrated with many disparate systems operated by our customers. Through our professional services organization, we provide implementation services for our software on a fee-for-service basis. Implementations generally involve migrating data from existing systems, and configuring the Agile products to operate with the customers’ existing computer systems and software. Agile 9, first released in January 2004, and the soon-to-be released Agile e6, each provide new product modules, extensive new features and capabilities and are designed to address a broader set of business objectives than were our prior products. Agile 9 and Agile e6 implementations may involve multiple products being deployed across multiple departments within the customer organizations and configuring the Agile software to operate with a broader range of existing systems and software. As a result, implementations of Agile 9 and Agile e6 will often take longer than was the case with our earlier products, where only one product was deployed across a typically narrower user base, and may lead to delays in, or the failure to place, orders for additional licenses or products. This is particularly true where delays in implementation cause delays in the deployment and initial production use of our products.

The added product modules, features and functionality of our newer products has also meant that our newer products sometimes require more user training than was the case with our prior products. In addition, as is often the case with major software upgrades, customers who were accustomed to the user interfaces and commands of prior versions of our software have in some cases experienced dissatisfaction with the new user interfaces, and at having to learn the new commands and navigation tools of Agile 9. Such user experiences can lead to dissatisfaction with our products as a whole and delays in, or the failure to place, orders for additional licenses or products.

Failure to maintain customer satisfaction for any reason could mean that follow-on orders would be delayed or may not occur at all, either of which would have a materially adverse effect on our results of operations.

Our Quarterly Operating Results Fluctuate and Are Difficult to Predict. The Timing of Large Orders is Highly Unpredictable. Our Expenses are Relatively Fixed in the Short Term. Unpredicted Revenue Shortfalls Could Disproportionately and Adversely Affect Operating Results. If Our Future Results Are Below the Expectations of Public Market Analysts or Investors, the Price of Our Common Stock May Decline Significantly

Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future. Our products have a complex and unpredictable sales cycle. The timing of large orders, which can account for a significant percentage of our total license revenue, remains unpredictable as a result of the overall economic conditions, cautious capital spending by businesses and customer expenditure approval processes. In addition, due to the longer implementation cycles associated with our newer products, follow-on orders from existing customers may not follow original orders as quickly as they have done in the past thus making the timing of such orders harder to predict. If any large order anticipated for a particular quarter is not received in that quarter, or the related license revenue is not recognizable in that quarter, we may experience an unplanned shortfall in revenues. In contrast, our expense levels are relatively fixed in the near term and are based in part on expectations of future revenues. As a result, a revenue shortfall from estimated levels can cause a disproportionately adverse impact on our operating results for the quarter in which the revenue shortfall occurs.

Due to these and other factors, we believe that period-to-period comparisons of our results of operations are not meaningful and should not be relied upon as indicators of our future performance. It is possible that in some future periods our results of operations may be below our guidance or the expectations of public market analysts and investors. If this were to occur, the price of our common stock would likely decline, potentially significantly.

If Our Service Revenue Increases As a Percentage of Total Revenues, Our Gross Margins Could Decrease; Demand for Our Services is Exceeding Internal Capacity, Increasing Reliance on Third-Party Subcontractors Which Adversely Impacts Gross Margin; We Currently Perform Some of Our Implementations on a Fixed-Price Basis, Which Could Cause Us to Incur More Costs Than We Expect

We realize lower margins on service revenue, particularly with respect to professional services, than on license revenue. As a result, if service revenue increases as a percentage of total revenues, or, if we increase our use of third parties to provide such services, our gross margins may decrease.

The profitability of our professional services is critically dependent on our ability to maintain a minimum average billing rate and a fairly high utilization level of professional services personnel. If we are unable to maintain or improve our billing and utilization rates, the profitability of our professional services activities, our service revenue and our overall profitability will suffer.

During fiscal 2005, demand for our services, principally implementation services for Agile 9, began to exceed the capacity of our internal services organization. As a result, we have had to engage third parties to subcontract all or a portion of the services engagements in some instances. The costs associated with using third parties are significantly higher than the costs associated with direct delivery of services. As a result, the increased use of third parties has adversely impacted our services gross margins. We expect to continue to rely to a significant extent on third parties for the next few quarters which will continue to adversely affect our gross margins. In addition, beginning in fiscal 2005 and continuing into fiscal 2006, we have been hiring additional personnel for our professional services organization. Newly hired services personnel require up-front training and take some time before becoming fully productive. Accordingly, the addition of a significant number of new services personnel can adversely affect services margins in the short term. As a result of our continued reliance on third-party contractors and our recent and anticipated hiring, we expect the gross margins on our services business during fiscal 2006 to decline from the level achieved in fiscal 2005.

We may at times charge customers a fixed fee for installation services. If we underestimate the amount of time or resources required to install our products in fixed-fee situations, our gross margins could decline, adversely impacting our operating results.

We Have Recently Made Several Acquisitions and Expect to Make Additional Acquisitions in the Future. If We Fail to Successfully Integrate the Acquired Companies, We May Not Achieve the Anticipated Benefits of the Acquisitions. If We Fail to Identify and Successfully Acquire Additional Products, Technologies and Companies, Our Long-Term Competitive Position May Be Adversely Affected

In February 2005, we acquired substantially all of the business assets of Cimmetry, Inc., during fiscal 2004, we acquired Eigner US Inc. and TRADEC, Inc. and during fiscal 2003, we acquired oneREV, Inc. and ProductFactory, Inc. While each of these acquisitions has resulted or is expected to result in benefits to us as a combined company, achieving the full benefits of each of these—and any future—acquisitions depends on many factors, including the successful and timely integration of the products, technologies and operations of the acquired companies. These integration efforts are difficult and time consuming, especially considering the highly technical and complex nature of each company’s products. We may encounter risks to our business during our integration of acquired products, technologies or companies including:

•	Difficulties in integration of acquired personnel, operations, technologies or products;

•	Unanticipated costs associated with acquisitions such as integration expenses and expenses associated with retiring excess facilities or other assets;

•	Diversion of management’s attention from other business concerns;

•	Adverse effects on our existing business relationships with our customers and business partners, and the risk of losing the customers of acquired companies particularly where, as is the case with our recent Cimmetry acquisition, those customers may compete with us;

•	Inability to retain key employees of acquired companies; and

•	Difficulties and added expenses associated with bringing acquired companies into our internal control framework in a timely manner as may be required for on-going compliance with the Sarbanes-Oxley Act of 2002.

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

Uncertainty about the Impact of SFAS 123R Could Adversely Affect Us

Effective in the first quarter of fiscal 2006, we adopted SFAS 123R, which will result in a significant difference in the way in which we account for employee stock options. SFAS 123R is relatively new and, while it is expected to become mandatory in the future, to date has not yet been adopted by many companies. As a result, it may be difficult for analysts and others reviewing our financial statements to compare our financial statements to our prior period statements and to those of other companies that have not adopted SFAS 123R. Our stock price could be adversely affected if, as a result of adoption SFAS 123R, our financial performance compares unfavorably to other similarly situated companies.

In addition, in connection with the adoption of SFAS 123R, we will be required to develop appropriate assumptions and a model for valuing equity-based compensation for which there are not clear standards. There is a risk that, either through an error in application or as a result of subsequent accounting guidelines, we could determine that the assumptions or model we used requires modification. If that were to occur, we may be required to correct the charges taken with respect to employee equity-based compensation.

Finally, in connection with the adoption of SFAS 123R, we are reviewing our overall equity compensation strategy, and anticipate issuing fewer stock options to our employees than we have in the past. These changes in approaches to employee compensation could adversely affect our ability to attract and retain the highly qualified personnel we need to succeed.

We Have a History of Losses and May Not Achieve or Maintain Profitability

Since inception, we have funded our business primarily through selling our stock, not from cash generated from our business. We have incurred annual losses in each of the years since we were formed. We incurred losses of $7.2 million, $24.1 million and $36.1 million in fiscal 2005, 2004 and 2003, respectively. As of April 30, 2005, we had an accumulated deficit of approximately $289.0 million.

Due to the amortization of the intangibles as a result of the Cimmetry acquisition and the adoption of FAS 123R effective in our first quarter of fiscal 2006, we will likely not be profitable on a GAAP basis for the foreseeable future. Achieving and sustaining profitable results, even on a non-GAAP basis, will depend upon a combination of careful expense management coupled with higher revenue levels. Many of our expenses are relatively fixed in the short term and there can be no assurance that we will be able to maintain expenses at target levels. There can also be no assurance that our revenues will increase. As a result, there can be no assurance that we will achieve or maintain profitable operations in the future.

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

Although our software products can be used with a variety of popular industry standard relational database management system platforms, there may be future or existing platforms that achieve popularity in the marketplace that may not be architecturally compatible with our software product design. It may be necessary for us to invest significant resources to adapt our software if new or different platforms or operating environments become widely adopted in our current and prospective customer base. In addition, we believe that our software must be able to accommodate substantial numbers of users to achieve the level of market acceptance and customer satisfaction that we believe is critical to our success.

If we are unable to offer new and enhanced products as the market and technology evolve, if our products are not sufficiently scalable, or if we encounter development difficulties with new products we release, we may find it difficult to sell products to existing and prospective customers. Moreover, customers may delay purchasing decisions if they are aware that new or enhanced products are soon to be released. If we experience difficulties or delays in releasing new and enhanced products that customers are expecting, we may experience lost or delayed sales. Delays in releasing new and enhanced products could have a material negative impact on our results of operations, particularly in the periods when the new or enhanced products were expected to become available.

We Have Many New Sales Representatives, Particularly in Our International Sales Force, Who Could Take Time to Reach Productivity which could Result in Lost or Delayed Sales

We sell our products primarily through our direct sales force. Late in fiscal 2003 and continuing through fiscal 2004, we reorganized our North American sales organization. In fiscal 2005 we began to reorganize our international sales organization, a process that is still underway. In connection with these changes, we have recently hired a new country manager for Taiwan, and are seeking new sales leadership for Japan. As a result of these changes, many of our account executives, particularly our international sales executives, are relatively new to Agile. It generally takes six to twelve months for a new account executive to become fully productive. Changes in account executives can also result in the need to reestablish relationships with existing customers. This can result in dissatisfaction, and lost or delayed sales as customers become accustomed to their new account executives.

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

Competition Among Providers of Product Lifecycle Management Software May Increase, Particularly if Industry Consolidation Continues, Which May Cause Us to Reduce Price, and Experience Accompanying Reduced Gross Margins or Loss Business to Competitors, Resulting Ultimately in a Loss of Market Share

We believe that the market for product lifecycle management solutions is becoming increasingly competitive due to a number of factors, including: (i) consolidation in the product lifecycle management software industry; (ii) alliances among existing competitors; (iii) alliances between our competitors and systems integrators; and (iv) entry of new competitors. In addition, as a result of the increasing availability of offshore software development resources efforts, we have begun to face additional competition from customers’ and prospective customers’ custom development efforts. Finally, we are seeing pricing pressure from customers and prospects that, during the recent economic downturn, became accustomed to receiving substantial discounts on all of their purchases.

We have occasionally experienced some pricing pressure on sales of our products, where competitors have offered to sell licenses at much lower cost in exchange for customer purchases of maintenance or other products or services from the competitor. In some situations, we believe competitors may have offered initial licenses at no cost in order to establish a relationship with the customer. We expect that these pressures will continue, particularly with the constraint in the capital budgets for purchases of enterprise software that our customers are operating under. In order to remain competitive, and retain or expand our market share, and to expand into new industries, we may have to meet some of these demands for lower prices on our license fees, and offer initial licenses at low, or even no cost, to the customer.

There is a risk that, even as the economy improves overall, businesses may not increase their information technology spending commensurate with their business growth. Moreover, even in an environment of increasing information technology spending, we (and other PLM vendors) are not only competing for PLM opportunities but also competing against unrelated internal projects and against vendors of unrelated products and services, all of whom are competing for the limited information technology funding being made available by current and prospective customers. There can be no assurance that PLM in general or Agile in particular will compete favorably against other potential uses of information technology spending.

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

We Have Significantly Expanded Our International Operations Which Has Increased Our Exposure to Risks Inherent in Conducting Business Activities in Geographies Outside of the United States

In May 2002, we began establishing research and development operations in India and China and in August 2003, through our acquisition of Eigner, we began significant operations in Germany. Additionally, in February 2005 we began significant operations in Canada through our acquisition of Cimmetry. We also have sales offices located in many additional locations. In addition to the increase in our international operations, we derive a significant portion of our revenues from customers located outside of the United States. For example, during fiscal 2005, revenues from customers located outside of North America were approximately 31% of total revenues. We expect both our operations and revenues from outside of North America to represent a significant portion of our overall operations and revenues, respectively.

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

In addition, prior to the acquisition of Eigner, most of our revenues have been denominated in United States dollars. In both Europe and Japan, an increasing portion of our revenues is denominated in local currencies (Euro and Yen, respectively). As a result, we are exposed to greater risks in currency fluctuations. We currently do not engage in foreign exchange hedging activities, and therefore our international revenues and expenses are currently subject to the risks of foreign currency fluctuations. For example, we assumed a Euro-denominated obligation in connection with our acquisition of Eigner. As a result of the Euro strengthening against the US Dollar during fiscal 2004, we recorded an unrealized loss from foreign currency translation of $639,000 related to this obligation.

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

Our Efforts to Expand Sales of Our Products to Other Industries May Not Succeed, Thereby Limiting Our Available Markets and Revenue Growth Potential

We currently sell our products primarily to companies in the electronics/high technology, industrial (including automotive and aerospace) and life sciences industries. We also market products to customers in additional industries, including consumer packaged goods, retail and government. Although we have targeted enterprises in these other markets as potential customers, these potential customers may not be as willing to purchase our products as our customers in the electronic and high technology, industrial and life sciences industries have been. Targeting additional industries requires us to invest significant amounts in sales and marketing activities. If we are unable to expand into other industries and markets, we may not recover this investment. In addition, if we are not able to expand into other industries, we may be unable to maintain or increase sales of our software.

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

Changes in Global Business Conditions Could Adversely Affect Demand for Our Products and Services Thereby Negatively Impacting Our Revenues and Results of Operations

Our operating results have been adversely affected over the past few years by the reduced levels of capital spending, overall weak economic conditions affecting our current and potential customers and political uncertainties such as the ongoing threat of terrorist strikes. The economic environment that we faced in fiscal 2004 and 2005 was uncertain, and that uncertainty continues in fiscal 2006. Because customers and potential customers are deferring and may continue to defer major infrastructure investments until general economic conditions improve, we may be especially prone to this weak economy, particularly as it relates to large license transactions. Although we have begun to see early evidence of strengthening demand, weak economic conditions may continue to adversely impact our business for at least the new few quarters.

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

The Market Price of our Common Stock Has Been and May Continue to Be Volatile, Which Could Result in Substantial Losses for Individual Security Holders

The market price for our common stock has been, and is likely to continue to be, highly volatile. During fiscal 2005, the high and low closing sales prices of our common stock were $9.21 and $6.55, respectively. Our stock price is subject to wide fluctuations in response to factors, some of which will be beyond our control.

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

Legislative Action and Potential New Accounting Pronouncements Could Cause our General and Administrative Expenses to Increase

In order to comply with the Sarbanes-Oxley Act of 2002, as well as recent changes to listing standards by NASDAQ, and rules implemented by the Securities and Exchange Commission, we have had to hire additional personnel and utilize additional outside legal, accounting and advisory services, and may continue to require such additional resources. These efforts cost $1.3 million during fiscal 2005, which has caused our general and administrative costs to increase. Moreover, in the rapidly changing regulatory environment in which we now operate, there is significant uncertainty as to what will be required to comply with many of the new rules and regulations. As a result, we may be required to spend substantially more than we currently estimate, and may need to divert resources from other activities, as we develop our compliance plans.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AGILE SOFTWARE CORPORATION

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Agile

Software Corporation:

We have completed an integrated audit of Agile Software Corporation’s 2005 consolidated financial statements and of its internal control over financial reporting as of April 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Agile Software Corporation and its subsidiaries at April 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of April 30, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/S/ PRICEWATERHOUSECOOPERS LLP

San Jose, California July 13, 2005

AGILE SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	April 30,
	2005	2004
A S S E T S
Current assets:
Cash and cash equivalents	$81,760	$45,337
Short-term investments	93,444	124,495
Accounts receivable, net of allowance for doubtful accounts of $1,892 and $1,512, respectively	26,899	19,998
Other current assets	5,157	5,356

Total current assets	207,260	195,186
Long-term investments	23,176	68,389
Property and equipment, net	10,067	10,234
Intangible assets, net	12,735	5,456
Other assets	1,127	2,186
Goodwill	66,658	34,724

Total assets	$321,023	$316,175

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current liabilities:
Accounts payable	$8,409	$4,773
Accrued expenses and other current liabilities	16,275	16,508
Accrued restructuring, current	2,010	4,210
Deferred revenue	25,190	20,104

Total current liabilities	51,884	45,595

Accrued restructuring, non-current	615	2,376
Other non-current liabilities	7,643	6,710

Total liabilities	60,142	54,681

Commitments and contingencies (Note 12)

Stockholders’ equity:
Preferred Stock, $.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common Stock. $0.001 par value; 200,000 shares authorized, 53,579 and 52,413 shares issued and outstanding as of April 30, 2005 and 2004, respectively	54	52
Additional paid-in capital	551,846	544,927
Notes receivable from stockholders	(77)	(83)
Unearned stock compensation	(526)	(1,139)
Accumulated other comprehensive loss	(1,391)	(432)
Accumulated deficit	(289,025)	(281,831)

Total stockholders’ equity	260,881	261,494

Total liabilities and stockholders’ equity	$321,023	$316,175

The accompanying notes are an integral part of these consolidated financial statements.

AGILE SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended April 30,
	2005	2004	2003
Revenues:
License	$46,406	$36,293	$30,699
Service	70,581	60,012	39,810

Total revenues	116,987	96,305	70,509

Cost of revenues:
License	4,333	3,694	2,790
Service	33,554	28,993	18,151
Stock compensation	245	240	37
Acquisition-related compensation	—	595	—
Amortization of intangible assets	1,245	709	—
Impairment of prepaid software licenses	—	471	2,680

Total cost of revenues	39,377	34,702	23,658

Gross margin	77,610	61,603	46,851

Operating expenses:
Sales and marketing:
Other sales and marketing	46,144	38,302	41,840
Stock compensation	440	3,158	2,227
Research and development:
Other research and development	23,884	23,147	26,357
Stock compensation	50	206	232
General and administrative:
Other general and administrative	11,556	8,954	6,927
Stock compensation	197	678	136
Acquisition-related compensation	—	1,091	—
Amortization of intangible assets	2,055	2,092	—
Acquired in-process research and development	1,700	500	400
Restructuring charges	2,132	8,730	5,156

Total operating expenses	88,158	86,858	83,275

Loss from operations	(10,548)	(25,255)	(36,424)
Other income (expense):
Interest and other income, net	4,068	3,093	4,900
Loss from foreign currency translation	—	(639)	—
Impairment of investments	—	—	(3,673)

Loss before provision for income taxes	(6,480)	(22,801)	(35,197)
Provision for income taxes	714	1,294	934

Net loss	$(7,194)	$(24,095)	$(36,131)

Net loss per share:
Basic and diluted	$(0.14)	$(0.48)	$(0.75)

Weighted average shares	52,914	50,191	48,495

The accompanying notes are an integral part of these consolidated financial statements.

AGILE SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Notes Receivable From Stockholders	Unearned Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total	Comprehensive Loss
	Shares	Amount
Balance at April 30, 2002	48,441	48	512,349	(249)	(4,004)	92	(221,605)	286,631	$(34,668)

Repurchases of unvested Common Stock	(36)	—	(58)	24	—	—	—	(34)
Issuance of Common Stock on exercise of options	276	—	1,223	—	—	—	—	1,223
Issuance of Common Stock under Employee Stock Purchase Plan	333	1	1,884	—	—	—	—	1,885
Issuance of Restricted Stock	134	—	—	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	—	1	—	1	1
Repayment of notes receivable from stockholders	—	—	—	39	—	—	—	39
Unearned stock compensation	—	—	658	—	(658)	—	—	—
Amortization of unearned stock compensation	—	—	—	—	2,632	—	—	2,632
Net loss	—	—	—	—	—	—	(36,131)	(36,131)	(36,131)

Balance at April 30, 2003	49,148	49	516,056	(186)	(2,030)	93	(257,736)	256,246	$(36,130)

Repurchases of unvested Common Stock	(8)	—	(5)	—	—	—	—	(5)
Issuance of Common Stock on exercise of options	1,215	1	8,087	—	—	—	—	8,088
Issuance of Common Stock under Employee Stock Purchase Plan	263	—	1,766	—	—	—	—	1,766
Unrealized loss on investments	—	—	—	—	—	(391)	—	(391)	(391)
Foreign currency translation adjustment	—	—	—	—	—	(134)	—	(134)	(134)
Repayment of notes receivable from stockholders	—	—	—	103	—	—	—	103
Unearned stock compensation	—	—	3,391	—	(3,391)	—	—	—
Amortization of unearned stock compensation	—	—	—	—	4,282	—	—	4,282
Issuance of Common Stock in acquisition	1,795	2	15,632	—	—	—	—	15,634
Net loss	—	—	—	—	—	—	(24,095)	(24,095)	(24,095)

Balance at April 30, 2004	52,413	$52	$544,927	$(83)	$(1,139)	$(432)	$(281,831)	$261,494	$(24,620)

Issuance of Common Stock on exercise of options	843	1	4,614	—	—	—	—	4,615
Issuance of Common Stock under Employee Stock Purchase Plan	323	1	1,986	—	—	—	—	1,987
Unrealized loss on investments	—	—	—	—	—	(602)	—	(602)	(602)
Foreign currency translation adjustment	—	—	—	—	—	(357)	—	(357)	(357)
Repayment of notes receivable from stockholders	—	—	—	6	—	—	—	6
Unearned stock compensation	—	—	319	—	(319)	—	—	—
Amortization of unearned stock compensation	—	—	—	—	932	—	—	932
Net loss	—	—	—	—	—	—	(7,194)	(7,194)	(7,194)

Balance at April 30, 2005	53,579	$54	$551,846	$(77)	$(526)	$(1,391)	$(289,025)	$260,881	$(8,153)

The accompanying notes are an integral part of these consolidated financial statements.

AGILE SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended April 30,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(7,194)	$(24,095)	$(36,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	1,700	500	400
Provision for doubtful accounts	586	550	200
Depreciation and amortization	8,286	8,506	7,546
Stock compensation	932	4,282	2,632
Loss from foreign currency translation	—	639	—
Impairment of investments	—	—	3,673
Non-cash portion of restructuring and other charges	39	2,043	3,179
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,394)	(5,800)	(5,718)
Other assets, current and non-current	1,011	1,963	(401)
Accounts payable	2,979	(4,273)	(2,207)
Accrued expenses and other liabilities, current and non-current	(6,845)	476	1,529
Deferred revenue	4,800	280	2,080

Net cash provided by (used in) operating activities	1,900	(14,929)	(23,218)

Cash flows from investing activities:
Purchases of investments	(116,531)	(290,136)	(250,949)
Proceeds from maturities of investments	192,192	295,976	214,010
Cash paid in business combinations, net of cash acquired	(44,808)	(3,106)	(4,314)
Acquisition of property and equipment	(3,988)	(8,394)	(4,164)

Net cash provided by (used in) investing activities	26,865	(5,660)	(45,417)

Cash flows from financing activities:
Payment of acquired capital lease obligations	—	(718)	—
Proceeds from issuance of common stock, net of repurchases	6,602	9,854	3,074
Repayment of notes receivable from stockholders	6	103	39

Net cash provided by financing activities	6,608	9,239	3,113

Effect of exchange rate changes on cash	1,050	(1,165)	—

Net increase (decrease) in cash and cash equivalents	36,423	(12,515)	(65,522)
Cash and cash equivalents at beginning of period	45,337	57,852	123,374

Cash and cash equivalents at end of period	$81,760	$45,337	$57,852

Supplementary disclosure of cash flows information
Cash paid during the period for taxes	$581	$1,209	$945

Non-cash investing activities:
Common Stock issued in business combination	$—	$15,634	$—

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

Reclassifications

Certain reclassifications have been made to the prior year consolidated statements of operations and consolidated statements of cash flows to conform to the current year presentation. These reclassifications have no impact on previously reported net loss or net cash activities.

As a result of changes in industry practice related to auction rate securities and in order to comply with the requirements of applicable accounting literature, we reclassified our auction rate securities previously classified as cash equivalents, as short-term investments in the accompanying Consolidated Balance Sheets. The Company had historically classified these instruments as cash equivalents if the period between interest rate resets was 90 days or less, which was based on our ability to either liquidate our holdings or roll our investment over to the next reset period. As a result of this reclassification, cash and cash equivalents was reduced, and short term investments was increased, by $67.7 million at April 30, 2004, and corresponding changes were made in our consolidated statements of cash flows. This reclassification has no impact on our net loss or net loss per share for any period presented.

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

In addition, we reclassified $471,000 and $2.7 million related to impairments of non-refundable prepaid software licenses from restructuring charge to a separate component of cost of revenues in the accompanying Consolidated Statement of Operations for fiscal 2004 and 2003, respectively. This reclassification had no impact on our loss from operations or net loss for the respective years.

We also reclassified $1.6 million of tenant incentives received in fiscal 2004 in connection with the move to our new headquarters in San Jose, California. The reclassification increased property and equipment and total

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities by $1.5 million (net of amortization) in the Consolidated Balance Sheet as of April 30, 2004. In addition, net cash used in operating activities decreased by $1.6 million and net cash used in investing activities increased by $1.6 million in the Consolidated Statement of Cash Flows for the fiscal year ended April 30, 2004. This reclassification had no impact on our loss from operations, net loss or net cash flows for fiscal year 2005.

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

For fiscal 2005, 2004 and 2003, no customers accounted for more than 10% of total revenues. At April 30, 2005 and 2004, no customers accounted for more than 10% of net accounts receivable. At April 30, 2003, one customer represented approximately 22% of net accounts receivable.

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by our review of the customers’ current credit information. We continuously monitor collections and payments from our customers and maintain a provision for estimated credit losses based on a percentage of our accounts receivable, our historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and appropriate reserves have been established, we cannot guarantee that we will continue to experience the same credit loss rates that we have experienced in the past.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Fair value of financial instruments

Our financial instruments, including cash, cash equivalents, marketable securities, accounts receivable, accounts payable, and notes payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. The fair value of our available-for-sale marketable securities is further disclosed in Note 4—Cash, Cash Equivalents and Investments.

Prepaid software license fees

Prepaid software license fees are paid to third party software developers under development arrangements for technology integrated into or sold with our products. We amortize the prepaid license fees to cost of revenues based either upon the actual number of units of the related product that we ship or net revenue earned on the related product, over the period of the agreement with the third party developer or the expected life of the software product, depending upon the terms of the respective development contract. We evaluate the future realization of such costs quarterly and charge to operations (i.e. cost of revenues) any amounts that we deem unlikely to be fully realized through future sales of the related software product, or changes in our planned use of the technology. Such costs are classified as current and noncurrent assets based upon estimated product release date.

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

Advertising expense

We expense the costs of producing advertisements at the time production occurs, and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Advertising is included in sales and marketing expense and totaled $538,000, $274,000 and $345,000, for fiscal 2005, 2004 and 2003, respectively.

Software development costs

We account for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No 2, “Accounting for Research and Development Costs” and No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Development costs for software to be sold or otherwise marketed are included in research and development and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or in the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

feasibility, which we have defined as the establishment of a working model, which typically occurs when the beta testing commences, and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant. Accordingly, we have not capitalized any software development costs.

Goodwill and intangible assets

On May 1, 2002, we adopted SFAS, No. 142, “Goodwill and Other Intangible Assets,” which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, goodwill is no longer subject to amortization. Rather, we evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting units are estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and we then compare the “implied fair value” of the goodwill to its carrying amount to determine the impairment loss, if any. Annual goodwill impairment testing will be performed, at a minimum, during the fourth quarter of each fiscal year.

Other intangible assets mainly represent existing technology, customer relationships, order backlog and non-compete agreements acquired in business combinations.

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.” Factors we consider important which could trigger an impairment review include, but are not limited to, significant underperformance relative to expected or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends, a significant decline in our stock price for a sustained period, or a significant decline in our market capitalization relative to net book value. An asset is considered impaired if its carrying amount exceeds its fair market value. We assess the recoverability of our long-lived and intangible assets by determining whether the unamortized balances can be recovered through undiscounted future net cash flows of the related assets. The amount of impairment, if any, is measured based on projected discounted future net cash flows using a discount rate reflecting our average cost of capital.

Revenue recognition

We recognize our software license revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Software Revenue Recognition with Respect to Certain Arrangements.” We recognize license revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the related receivables is reasonably assured, delivery of the product has occurred and the customer has accepted the product (including the expiration of any acceptance period set forth in the contract) if the terms of the contract include an acceptance requirement.

We consider a non-cancelable agreement signed by the customer and us to be evidence of an arrangement. We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment. To date, none of our arrangements with our customers grant a right of refund or adjustment to the customer. Reasonable assurance of collection is based upon our assessment of the customer’s financial condition through review of their current financial statements or credit reports. For follow-on sales to existing customers, prior payment history is also

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

used to evaluate probability of collection. If we determine that collection is not reasonably assured, we defer the revenue and recognize the revenue upon cash collection. Delivery is considered to occur when media containing the licensed programs is provided to a common carrier, or the customer is given electronic access to the licensed software. With respect to sales to original equipment manufacturers (“OEMs”) and value-added resellers (“VARs”), delivery is considered to have occurred based on sell-through by the OEMs and VARs. Our typical end user license agreements do not contain acceptance clauses.

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

When our software licenses contain multiple elements, we allocate revenue to each element based on the relative fair values of the elements. Multiple-element arrangements generally include post-contract support (PCS or maintenance), software products, and in some cases, other professional services. Revenue from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as PCS, based on the relative fair values of the elements specific to us, and we must analyze each license arrangement carefully to ensure that all of the individual elements have been identified, along with the fair value of each element. Our determination of fair value of each element in multiple-element arrangements is based on vendor-specific objective evidence, which is determined by sales of the individual element to third parties or by reference to a renewal rate specified in the related arrangement.

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

Revenues from professional services consist of implementation services and training. Training revenues are recognized as the services are performed. Professional services are not considered essential to the functionality of the other elements of the arrangement and are accounted for as a separate element. Professional services are recognized as the services are performed for time and materials contracts or upon achievement of milestones on fixed-price contracts. A provision for estimated losses on fixed-price professional services contracts is recognized in the period in which the loss becomes known.

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

Stock compensation

We account for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations, and comply with the disclosure provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” Under APB Opinion No. 25, unearned compensation is based on the difference, if any, on the date of the grant, between the market value of our Common Stock and the exercise price of the instrument granted. Unearned compensation is amortized and expensed in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. (“FIN”) 28 using the accelerated method of amortization. If a stock option is unvested and cancelled due to termination of employment, any excess amortization recorded using the accelerated method over what would have been amortized on a straight-line basis is reversed in the period of cancellation, and classified as recovery.

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

The fair value of shares and options issued pursuant to our stock-based compensation plans at the grant date were calculated using the Black-Scholes option pricing model as prescribed by SFAS No. 123 with the following weighted average assumptions:

	Stock Option Plans			Stock Purchase Plan
	Fiscal Year Ended April 30,			Fiscal Year Ended April 30,
	2005	2004	2003	2005	2004	2003
Dividend yield	—	—	—	—	—	—
Expected volatility	64%	54%	84%	41%	48%	84%
Average risk-free interest rate	3.69%	3.79%	2.85%	2.35%	1.21%	1.15%
Expected life (in years)	5	5	5	0.5	0.5	0.5

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of assumptions, including the expected stock price volatility. We use volatility rates based upon our historical volatility rates. Based upon the above assumptions, the weighted average fair value per share of options granted under the stock option plans during fiscal 2005, 2004 and 2003 was $4.51, $5.16 and $5.17, respectively. The weighted average fair value per share of shares subject to purchase under the employee stock purchase plan during fiscal 2005, 2004 and 2003 was $2.14, $2.60 and $3.01, respectively.

Had we recognized compensation expense using the fair value method as prescribed under the provisions of SFAS No. 123, our net loss would have been increased to the pro forma amounts below for fiscal 2005, 2004 and 2003, respectively (in thousands, except per share amounts):

	Fiscal Year Ended April 30,
	2005	2004	2003
Net loss as reported	$(7,194)	$(24,095)	$(36,131)
Add: Stock-based compensation included in reported net loss	932	4,282	2,632
Less: Stock-based employee compensation under SFAS No. 123	(44,467)	(25,736)	(32,199)

Pro forma net loss	$(50,729)	$(45,549)	$(65,698)

Net loss per basic and diluted share as reported	$(0.14)	$(0.48)	$(0.75)

Pro forma net loss per basic and diluted share	$(0.96)	$(0.91)	$(1.35)

The stock-based employee compensation under SFAS 123 in fiscal 2005 includes the effect of the acceleration of employee stock options of $24.7 million as described at Note 11—Employee Benefit Plans—Acceleration of Stock Options.

Effective May 1, 2005, we adopted SFAS No. 123(R), “Share-Based Payment.” As a result, future amortization of employee stock compensation expenses will be recorded in our Consolidated Statement of Operations. See Note 1—The Company and Summary of Significant Accounting Policies—Recent Accounting Pronouncements and Note 15—Subsequent Events.

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

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Segment information

We consider ourselves to be one reportable operating segment, specifically the development, marketing and selling of our enterprise class product lifecycle management solutions, and operate across domestic and international markets. Substantially all of our identifiable assets are located in North America and Europe. Information related to geographic segments is included in “Note 13—Segment and Geographic Information.”

Recent Accounting Pronouncements

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB) No. 107. SAB No. 107 covers key topics related to the implementation of SFAS No. 123R which include the valuation models, expected volatility, expected option term, income tax effects of SFAS No. 123R, classification of stock-based compensation cost, capitalization of compensation costs, and disclosure requirements. We adopted SFAS No. 123R in the first quarter of fiscal 2006 (see Note 14—Subsequent Events) and will begin to recognize stock-based compensation related to employee equity awards in our condensed consolidated statements of operations using a fair value based method on a prospective basis. Since we currently account for equity awards granted to our employees using the intrinsic value method under APB No. 25, we expect the adoption of SFAS No. 123R will have an adverse impact on our results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This standard is effective for fiscal periods beginning after June 15, 2005. We believe that the adoption of SFAS 153 will not have a material impact on our consolidated statement of income or financial condition.

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

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Fiscal Year Ended April 30,
	2005	2004	2003
Numerator:
Net loss	$(7,194)	$(24,095)	$(36,131)

Denominator:
Weighted average shares	52,923	50,293	48,719
Weighted average unvested shares of restricted Common Stock subject to repurchase	(9)	(102)	(224)

Denominator for basic and diluted calculation	52,914	50,191	48,495

Net loss per share:
Basic and diluted	$(0.14)	$(0.48)	$(0.75)

The following table sets forth potential shares of Common Stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive as of the dates indicated below (in thousands):

	As of April 30,
	2005	2004	2003
Warrants to purchase Common Stock	—	—	50
Unvested Common Stock subject to repurchase	—	42	189
Options to purchase Common Stock	19,323	18,096	15,135

Total shares excluded	19,323	18,138	15,374

NOTE 3—BALANCE SHEET COMPONENTS:

Property and equipment comprise the following (in thousands):

	As of April 30,
	2005	2004
Land and building	$1,269	$1,095
Computer hardware and software	23,720	21,986
Furniture and equipment	2,643	2,996
Leasehold improvements	5,248	5,179

	32,880	31,256
Less: Accumulated depreciation and amortization	(22,813)	(21,022)

	$10,067	$10,234

Depreciation and amortization of property and equipment totaled $4.4 million, $5.2 million and $7.5 million for fiscal 2005, 2004 and 2003, respectively.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accrued expenses and other liabilities comprise the following (in thousands):

	As of April 30,
	2005	2004
Accrued employee costs	$7,102	$6,114
Accrued royalties and adverse purchase commitment	3,181	3,392
Accrued professional and related fees	1,567	1,517
Accrued severances, current	724	1,276
Taxes payable	2,183	2,079
Other	1,518	2,130

	$16,275	$16,508

Other non-current liabilities comprise the following (in thousands):

	As of April 30,
	2005	2004
Adverse purchase commitment, non-current	$3,571	$4,671
Deferred revenue, non-current	1,647
Mortgage loan	754	711
Others	1,671	1,328

	$7,643	$6,710

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

Mortgage loan is payable in equal quarterly installments of approximately $8,500 plus variable interest rate, currently at 3.5%, until year 2027, and is collateralized by our land and building located at Egerkingen, Switzerland.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—CASH, CASH EQUIVALENTS AND INVESTMENTS:

The following are the components of cash, cash equivalents and investments (in thousands):

	As of April 30, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash, cash equivalents and short-term investments:
Government debt securities	$50,237	$—	$(479)	$49,758
Corporate debt securities	96,442	—	(275)	96,167

Total debt securities	146,679	—	(754)	145,925
Equity securities	5,888	26		5,914

Total available for sale securities	152,567	26	(754)	151,839
Cash and money market funds	23,365	—	—	23,365

Total cash, cash equivalents and short-term investments	$175,932	$26	$(754)	$175,204

Long-term investments:
Government debt securities	$4,495	$—	$(30)	$4,465
Corporate debt securities	18,854	5	(148)	18,711

Total long-term investments	$23,349	$5	$(178)	$23,176

Total cash, cash equivalents, short- and long-term investments	$199,281	$31	$(932)	$198,380

	As of April 30, 2004
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash, cash equivalents and short-term investments:
Government debt securities	$97,424	$18	$(55)	$97,387
Corporate debt securities	30,083	—	(25)	30,058

Total available for sale securities	127,507	18	(80)	127,445
Cash and money market funds	42,387	—	—	42,387

Total cash, cash equivalents and short-term investments	$169,894	$18	$(80)	$169,832

Long-term investments:
Government debt securities	$37,631	$11	$(145)	$37,497
Corporate debt securities	30,994	17	(119)	30,892

Total long-term investments	$68,625	$28	$(264)	$68,389

Total cash, cash equivalents, short- and long-term investments	$238,519	$46	$(344)	$238,221

At April 30, 2005 and 2004, all marketable debt securities had scheduled maturities of less than two years. At April 30, 2005 and 2004, marketable debt securities totaling $58.5 million and $3.0 million, respectively, had maturities of less than three months from the date of purchase, and are classified as cash equivalents. Realized gains or losses from the sale of marketable debt securities were immaterial during fiscal year 2005, 2004 and 2003.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 5—OTHER ASSETS:

Other assets include prepaid software license fees paid to third party software developers for technology integrated into our products, which amounted to $529,000 and $402,000 as of April 30, 2005 and 2004, respectively. We evaluate the future realization of such costs quarterly and charge to operations any amounts that we deem unlikely to be fully realized through future sales. Such prepaid software license fees are classified as current and noncurrent assets based upon the shorter of estimated product life or length of contract.

During fiscal 2004 and 2003, we determined that the carrying value of certain prepaid software license fees exceeded their net realizable value as a result of a revised forecast of future revenues prepared during the respective period showing lower than anticipated sales for the products in which third-party licensed software was embedded, and accordingly, we recorded charges related to the write-down of prepaid software license fees of $471,000 and $2.7 million for fiscal 2004 and 2003, respectively. These charges are included in the statement of operations under cost of revenues to reflect the write-down of the prepaid software license fees to its estimated net realizable value.

NOTE 6—BUSINESS COMBINATIONS:

During fiscal 2005, we acquired Cimmetry Systems, Inc (“Cimmetry”). During fiscal 2004, we acquired TRADEC, Inc. (“Tradec”) and Eigner US Inc. (“Eigner”). Each transaction was accounted for under the purchase method of accounting and, accordingly, the results of operations of each acquisition are included in the accompanying consolidated statements of operations since the acquisition date. Pro forma results of operations have not been presented because the effects were not material to our overall results.

The net tangible assets acquired and liabilities assumed in each acquisition, as discussed further below, were recorded at their fair values, which approximated their carrying amounts at the respective acquisition dates. We determined the valuation of the identifiable intangible assets using future revenue assumptions and a valuation analysis from an independent appraiser. The amounts allocated to the identifiable intangible assets were determined through established valuation techniques accepted in the technology and software industries. In calculating the value of the acquired in-process research and development (“IPR&D”), we gave consideration to relevant market size and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles, and the estimated lives of each of the products derived from the underlying technology. The value of the acquired IPR&D reflects the relative value and contribution of the acquired research and development. Consideration was given to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project in determining the value assigned to the acquired IPR&D. The projects have been subsequently completed within our estimates. The amounts allocated to the acquired IPR&D were immediately expensed in the period the acquisition was completed because the projects associated with the IPR&D efforts had not yet reached technological feasibility and no future alternative uses existed for the technology. Research and development costs to bring the products acquired to technological feasibility are not expected to be significant. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the other identifiable intangible assets. Key assumptions included discount factors ranging from 20% to 23% for Cimmetry and 19% to 31% for Eigner and Tradec, and estimates of revenue growth, maintenance renewal rates, cost of sales, operating expenses and taxes. The purchase price in excess of the identified tangible and intangible assets was allocated to goodwill.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cimmetry

On February 3, 2005, we acquired substantially all of the assets and assumption of certain liabilities of Cimmetry Systems, Inc. (“Cimmetry”), a privately held company. Cimmetry is a leading provider of visualization and collaboration solutions. Through the acquisition of Cimmetry we acquired visual collaboration software that has become an increasingly important element of PLM solutions.

Under the terms of the acquisition, we paid approximately $44.0 million in cash. We funded the consideration from our current investments. We have been partnering with Cimmetry for a number of years to solve critical viewing and collaboration issues, and prior to the acquisition, we integrated the Cimmetry software into our products under a license from Cimmetry.

The aggregate purchase price for the Cimmetry acquisition has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition—see table below.

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

In connection with the acquisition of Eigner, we paid approximately $1.5 million in hiring bonuses to certain persons who were employees of Eigner at the date of the acquisition. We also implemented a plan to terminate approximately 10% of the combined company workforce, for a total of 63 employees, to eliminate duplicative activities and reduce the cost structure of the combined company. The terminations included 30 Eigner employees and 33 Agile employees, and were made across all business functions and geographic regions. Net of these terminations, our overall headcount increased by 89 employees, across all business functions, as a result of the Eigner acquisition. The estimated cost for related severance, benefits, payroll taxes and other associated costs totaled $3.3 million, of which $2.2 million was related to the termination of the Eigner employees and $1.1 was related to the termination of the Agile employees. As of October 31, 2003, all employees identified in the plan had been notified. Both the hiring bonuses and the severance related costs for the Eigner employees, totaling $3.7 million, were accrued for at the time of the acquisition and have been

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized as a liability assumed in the business combination. The severance related costs for the Agile employees of $1.1 million were included in restructuring charge during the second quarter of fiscal 2004 (see “Note 8—Restructuring Charges” for additional information). The Eigner and Agile employee termination obligations have been fully paid as of April 30, 2004.

In addition, we agreed to pay approximately $1.7 million in retention bonuses to certain persons who were employees of Eigner at the date of the acquisition and remain employees of Agile for six months. These bonuses were paid in February 2004 and were recorded as acquisition-related compensation in fiscal 2004.

The aggregate purchase price for the Cimmetry and Eigner acquisition has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as follows (in thousands

	Cimmetry	Eigner	Total
Tangible assets acquired:
Cash and cash equivalents	$—	$3,015	$3,015
Accounts receivable	3,283	2,478	5,761
Property and equipment	135	1,361	1,496
Other assets	140	2,098	2,238
Liabilities assumed:
Accounts payable	(353)	(5,670)	(6,023)
Accrued expenses and other liabilities	(1,087)	(12,590)	(13,677)
Deferred revenue	(1,524)	(3,956)	(5,480)
Identifiable intangible assets acquired:
In-process research and development	1,700	500	2,200
Other identifiable intangible assets:
Developed technology	6,600	1,300	7,900
Customer relationships	2,700	4,000	6,700
Trademark	1,200	—	1,200
Non-compete agreements	80	1,200	1,280
Goodwill	31,173	25,549	56,722

Total	$44,047	$19,285	$63,332

NOTE 7—GOODWILL AND INTANGIBLE ASSETS

The changes in carrying amount of goodwill during fiscal 2005 are as follows (in thousands):

Balance as of April 30, 2004	$34,724
Earnout payments (1)	761
Goodwill related to Cimmetry (2)	31,173

Balance as of April 30, 2005	$66,658

(1)	Earnout payments represent payments made during fiscal year 2005 to the former ProductFactory stockholders related to the acquisition of ProductFactory, Inc. by the Company completed on March 27, 2003. Included in such payment was the final payment
(2)	See “Note 6—Business Combinations” for additional information.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer subject to amortization. Rather, we evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable.

As at April 30, 2005, $31.2 million of goodwill is deductible for tax purpose.

Intangible Assets

The components of acquired identifiable intangible assets are as follows (in thousands):

	As of April 30, 2005			As of April 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Developed technologies	$9,200	$(1,965)	7,235	$2,600	$(720)	$1,880
Customer relationships	7,182	(2,892)	4,290	4,482	(1,239)	3,243
Trademark	1,200	(60)	1,140	—	—	—
Non-compete agreements	1,280	(1,210)	70	1,200	(867)	333

	$18,862	$(6,127)	$12,735	$8,282	$(2,826)	$5,456

All of our acquired identifiable intangible assets are subject to amortization and have approximate original estimated useful lives as follows: Developed technologies—three to five years; Customer relationships—three years; Trademark—five years; Non-compete agreements—one year. No significant residual value is estimated for the intangible assets.

As of April 30, 2005, the estimated future amortization expense for acquired identifiable intangible assets is as follows (in thousands):

Fiscal Years:
2006	$5,508
2007	4,137
2008	2,670
2009	240
2010	180

$12,735

NOTE 8—RESTRUCTURING CHARGES:

From time to time, management has initiated various restructurings of our operations and facilities. These restructurings have been taken primarily in response to redundant or excess capacity brought about by acquisitions and/or significant changes in economic conditions and market demand. During the second quarter of fiscal 2003, we recorded restructuring charge of $5.2 million (the “2003 Restructuring”). The 2003 Restructuring consisted primarily of the consolidation of excess facilities and abandonment of certain assets in connection with the consolidation of excess facilities. As of April 30, 2005, $937,000 of the 2003 Restructuring obligations remained, which represents costs related to excess facilities.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the second quarter of fiscal 2004, we recorded restructuring charges of $8.7 million (the “2004 Restructuring”) as follows:

In connection with our move to our new headquarters in San Jose, California, during the second quarter of fiscal 2004, we recorded a restructuring charge of $7.5 million, which was comprised of (i) $5.5 million related to the fair value of the remainder of our outstanding lease commitments for properties that we vacated in September 2003, net of the fair value of estimated sublease income and net of deferred rent of $581,000 related to the vacated properties, and (ii) $2.0 million related to the abandonment of certain long-lived assets, including leasehold improvements, furniture and fixtures, and computer equipment.

In connection with our acquisition of Eigner during the second quarter of fiscal 2004, we recorded an additional restructuring charge of $1.2 million, primarily related to the severance, benefits, payroll taxes and other associated costs of the termination of 33 Agile employees (see “Note 6—Business Combination—Eigner”).

As of April 30, 2005, $1.3 million of the 2004 Restructuring obligations remained, which represents costs related to excess facilities.

In the first quarter of fiscal 2005, we announced a further restructuring involving termination of employment of approximately 15% of our employees worldwide and consolidation of our Chinese development centers into a single location (the “2005 Restructuring”). In connection with the 2005 restructuring, we recorded a restructuring charge of $2.1 million. As of April 30 2005, $420,000 of the 2005 Restructuring obligations remained, which represents costs related to severance.

We review the assumptions used in estimating our restructuring charges, principally sublease income expectations for excess facilities and employee termination expenses, quarterly. Based upon this review, we did not make any adjustments to our prior restructuring estimates and assumptions during the quarter ended April 30, 2005. Furthermore, we currently do not expect our existing restructuring estimates and assumptions to change materially.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Restructuring Obligations

The significant activity within and components of the restructuring charges as of April 30, 2005, 2004 and 2003 are as follows (in thousands):

	Employee Termination Costs	Facility- Related Costs	Asset Abandonment Costs	Other Charges	Total
Restructuring obligations at April 30, 2002 (1)	$1,982	$729	$—	$—	$2,711

2003 Restructuring charges (1)	—	4,657	485	14	5,156
Cash payments	(1,982)	(1,135)	—	—	(3,117)
Non-cash charges	—	—	(485)	(14)	(499)

Restructuring obligations at April 30, 2003	$—	$4,251	$—	$—	$4,251

2004 Restructuring charges (2)	1,092	5,485	2,001	152	8,730
Cash payments	(1,092)	(3,731)	—	—	(4,823)
Non-cash charges	—	581	(2,001)	(152)	(1,572)

Restructuring obligations at April 30, 2004	$—	$6,586	$—	$—	$6,586

2005 Restructuring charges (2)	1,643	366	10	113	2,132
Cash payments	(1,132)	(4,838)		(84)	(6,054)
Non-cash charges	(91)	91	(10)	(29)	(39)

Restructuring obligations at April 30, 2005 (3)	$420	$2,205	$—	$—	$2,625

Accrued restructuring—current					$2,010
Accrued restructuring—non current					615

					$2,625

(1)	The 2002 Restructuring and 2003 Restructuring and related obligations through April 30, 2003 were recorded in an amount equal to the gross value of the obligation without consideration to the net present value of such obligations, in accordance with EITF No. 94-3 and EITF No. 88-10.
(2)	The 2004 and 2005 Restructuring charges and related obligations were recorded at fair value, after giving effect to the fair value of the related obligations, in accordance with SFAS No. 146.
(3)	The remaining employee termination obligations are expected to be paid through the quarter ending January 31, 2006. The remaining facility-related obligations are expected to be paid through the quarter ending January 31, 2008, with the majority expected to be fully paid by August 2005.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 9—INCOME TAXES:

The provision for income taxes composed of the following (in thousands):

	Fiscal Year Ended April 30,
	2005	2004	2003
Current
Federal	$—	$—	$—
State	—	80	32
Foreign	484	1,214	902

	484	1,294	934
Deferred
Federal	100	—	—
State	10	—	—
Foreign	120	—	—

	230	—	—

Provision for income taxes	$714	$1,294	$934

The components of our profit (loss) before income tax are as follows (in thousands):

	Fiscal Year Ended April 30,
	2005	2004	2003
Domestic	$(5,288)	$(28,555)	$(34,760)
Foreign	(1,192)	5,754	(437)

	(6,480)	(22,801)	(35,197)

The reconciliation between the amount of income tax benefit determined by applying the applicable U.S. statutory income tax rate of 34% to pre-tax loss and the actual income tax is as follows:

	Fiscal Year Ended April 30,
	2005	2004	2003
Federal statutory rate	(34)%	(34)%	(34)%
Deferred tax assets not benefited	33	43	34
Foreign tax rate differential	12	(3)	3

	11%	6%	3%

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of our deferred tax assets/liabilities are as follows (in thousands):

	As of April 30,
	2005	2004
Deferred tax assets:
Depreciation and amortization	$776	$3,447
Reserves and accruals	7,827	13,080
Credit carryforwards	9,743	8,329
Net operating loss carryforwards	99,263	99,781

Total deferred tax asset	117,609	124,637
Less: Valuation allowance	(117,609)	(124,637)
Deferred tax liabilities:
Goodwill	(230)	—

Net deferred tax liabilities	$(230)	$—

For financial reporting purposes, we have incurred a loss in each period since our inception. Based on the available objective evidence, including our history of losses, we believe it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, we provided for a full valuation allowance against our net deferred tax assets at April 30, 2005 and 2004.

At April 30, 2005, we had approximately $235.1 million of federal, $91.2 million of California and $41.7 million of foreign net operating loss, respectively. The foreign net operating loss carryforwards are subject to jurisdictional restrictions on their utilization. The net operating loss carryforwards will begin to expire in tax years 2011 and 2005 for federal and California purposes, respectively, if not utilized. Approximately $80.8 million and $52.9 million of the federal and state net operating loss carryforward, respectively, are attributable to acquisition related items that if and when the deferred tax asset is realized in future periods will first reduce the carrying value of goodwill, then other long lived intangible assets and then tax expense. In addition, $57.9 million of federal net operating loss carryforwards are related to employee stock options, the benefit of which will be credited to equity when realized.

At April 30, 2005, we had federal and California research and development tax credit carryforwards of approximately $4.3 million and $3.0 million, respectively. These federal tax credit carryforwards begin to expire in tax year 2011, if not utilized. The California tax credit carryforwards do not expire.

Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. The Company has not yet determined whether an ownership change occurred. If there is an “ownership change,” utilization of the net operating loss and tax credit carryforwards could be significantly reduced.

Applicable U.S. income and non-U.S. withholding taxes have not been provided on undistributed earnings of approximately $2.3 million from our foreign subsidiaries as such earnings are considered to be permanently invested in foreign operations. We are planning to evaluate the impact of the one-time favorable foreign earnings repatriation provision enacted as part of the American Jobs Creation Act of 2004. We may decide to repatriate some level of our foreign earnings in the future; however, until we complete our analysis we cannot reasonably estimate the amount and the tax effect of such repatriation.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—STOCKHOLDERS’ EQUITY:

Preferred Stock

We are authorized to issue 10.0 million shares of $0.001 par value Preferred Stock. Our Board of Directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. At April 30, 2005 and 2004, there were no shares issued or outstanding.

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

Unearned stock compensation

We record unearned stock compensation when we issue restricted Common Stock or options to purchase Common Stock with exercise prices below fair value at the date of grant. Stock compensation is recognized as an expense over the applicable vesting period of the related options, generally three to five years, using the accelerated method of amortization. In addition, during fiscal 2004, we recorded $2.5 million of stock compensation expense related to the modification of certain stock option grants for employees we terminated.

Stock compensation related to stock options granted to non-employees is recognized as an expense over the service period using the accelerated method of amortization. We are required to remeasure the fair value of these options at each reporting period prior to vesting and then finally at the vesting dates of these options. As a result, stock compensation for non-employees fluctuates with the movement in the fair value of our Common Stock.

During fiscal 2005, 2004 and 2003, we terminated employment of individuals for whom we had recorded unearned stock compensation and had recognized related expense. Upon termination, we record as a recovery within the statements of operations the difference between the actual expense recorded using the accelerated method and the expense that would have been recorded under the straight-line method if the option had vested. Accordingly, during fiscal 2005, 2004 and 2003, we reduced unearned stock compensation, which would have been amortized to future expense, by $35,000, $276,000 and $924,000, respectively.

Amortization of employee and non-employee stock options, and recoveries due to cancellations were as follows (in thousands):

	Fiscal Year Ended April 30,
	2005	2004	2003
Amortization—employees	$951	$4,339	$2,512
Amortization—non-employees	(4)	207	892
Recovery—employees	(15)	(264)	(772)

Total stock compensation	$932	$4,282	$2,632

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective May 1, 2005, we adopted SFAS No. 123(R), “Share-Based Payment.” As a result, the calculation of employee stock compensation expenses and its related amortization will be significantly higher than the amount recorded in fiscal 2005. See Note 1—The Company and Summary of Significant Accounting Policies—Recent Accounting Pronouncements and Note 15—Subsequent Events below.

NOTE 11—EMPLOYEE BENEFIT PLANS:

401(k) plan

Our employee savings and retirement plan is qualified under Section 401 of the Internal Revenue Code. Employees may elect to reduce their current compensation by up to the statutory prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. We previously provided 50% match to employee contributions up to $1,500, but discontinued the matching in early fiscal 2004 before reinstating the matching again in January 2005. We currently provide a 25% match to employee contributions up to $1,500. Our employees may elect to participate in our 401(k) plan. We made contributions to the 401(k) plan in fiscal 2005, 2004 and 2003 of $234,000, $124,000 and $394,000, respectively.

Stock Plans

1995 Stock option plan

In May 1995, we adopted the 1995 Stock Option Plan (the “1995 Plan”), which, as amended, provides for the issuance of incentive and nonqualified stock options to our employees, directors and consultants. Under the 1995 Plan, 15.8 million shares have been authorized for issuance as of April 30, 2005. This reserve will be automatically increased on the first day of each fiscal year by the lesser of 1.0 million shares per year, or 5% of the number of shares of our Common Stock which were issued and outstanding on the last day of the preceding fiscal year or a number of shares determined by our Board of Directors. Options granted under the 1995 Plan are for periods not to exceed ten years. Options are exercisable upon grant and generally vest 25% or 20% at the end of the first year and at a rate of 1/36 or 1/48 per month thereafter such that they vest over four or five years, respectively. As of April 30, 2005, there were 941,000 shares available for issuance under the 1995 Plan.

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

Under the Purchase Plan, we issued 324,000 shares of Common Stock at an average price per share of $6.14 in fiscal 2005, 263,000 shares at an average price per share $6.70 in fiscal 2004 and 333,000 shares of Common Stock at an average price per share of $5.65 in fiscal 2003. As of April 30, 2005, there were 4.3 million shares available for issuance under the Purchase Plan.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2000 Nonstatutory stock option plan

In February 2000, we adopted the 2000 Nonstatutory Stock Option Plan (the “2000 Plan”), which provides for the issuance of nonqualified stock options to our employees and consultants. Under the 2000 Plan, 19.5 million shares of Common Stock have been authorized for issuance. Our Board of Directors, or a committee designated Board, determines the vesting schedule and term of each grant. As of April 30, 2005, there were 6.0 million shares available for issuance under the 2000 Plan.

Acceleration of Stock Options

On April 30, 2005, our Board of Directors approved the acceleration of the vesting of stock options held by employees and officers under its stock option plans with an exercise price of $6.76 or higher. Options held by non-employee directors were excluded from the vesting acceleration. The closing price of the Company’s common stock on April 28, 2005, the last trading day before approval of acceleration, was $6.58. As a result, the accelerated options are immediately exercisable by employees without any employment-related restriction, but as a condition to the acceleration and to avoid any unintended personal benefits, we also imposed a holding period on shares underlying the accelerated options that will require all optionees to refrain from selling any shares acquired upon the exercise of the options until the date on which such shares would have vested under the options’ original vesting terms.

The primary purpose of the accelerated vesting was to reduce future compensation expense associated with the accelerated stock options upon the planned adoption of FASB Statement No. 123R, “Share-Based Payment,” (“SFAS 123R”). The Company’s Board of Directors believes, based on its consideration of this potential expense savings and the current intrinsic and perceived value of the accelerated stock options, that the acceleration is in the best interests of the Company and its shareholders. The Board of Directors further believes that the acceleration is consistent with possible changes to the Company’s overall equity compensation approach, which are expected to include a reduced use of stock options.

The following table summarizes activity under all stock option plans (in thousands, except for per share amount):

	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price
Balance at April 30, 2002	8,612	12,010	$13.68
Options authorized	6,000	—	—
Options granted	(8,640)	8,640	6.68
Options exercised	—	(276)	4.43
Options canceled	5,239	(5,239)	12.60
Unvested shares repurchased	29	—	—

Balance at April 30, 2003	11,240	15,135	10.22
Options authorized	1,000	—	—
Options granted	(6,229)	6,229	9.59
Options exercised	—	(1,215)	6.66
Options canceled	2,053	(2,053)	12.02
Unvested shares repurchased	2	—	—

Balance at April 30, 2004	8,066	18,096	10.04
Options authorized	1,000	—	—
Options granted	(5,957)	5,957	7.50
Options exercised	—	(848)	5.44
Options canceled	3,882	(3,882)	11.16
Unvested shares repurchased	2	—	—

Balance at April 30, 2005	6,993	19,323	$9.24

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of April 30, 2005, none of the outstanding shares of Common Stock purchased under the stock option plans were subject to repurchase. Upon termination of employment, unvested shares previously purchased under the plans are subject to repurchase by us at a price equal to the exercise price.

The following table summarizes the information about stock options outstanding and exercisable as of April 30, 2005 (shares in thousands, except per share data):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number of Shares Outstanding	Weighted Average Exercise Price
$0.01-$5.11	1,944	7.16	$4.38	1,268	$4.37
5.41- 6.40	1,948	7.31	6.17	999	6.15
6.43- 7.40	2,598	8.97	7.14	2,442	7.17
7.41- 7.57	2,175	9.24	7.54	2,050	7.54
7.58- 8.34	2,194	8.23	8.12	2,194	8.12
8.36- 9.42	2,097	8.27	9.23	2,017	9.24
9.50-10.31	3,061	6.85	9.99	3,003	10.00
10.39-12.10	1,943	8.16	11.01	1,943	11.01
12.41-51.38	1,263	5.32	21.73	1,263	21.73
64.00	100	4.78	64.00	100	64.00

$0.01-$64.00	19,323	7.81	$9.24	17,279	$9.63

NOTE 12—COMMITMENTS AND CONTINGENCIES:

Lease Obligations

We have entered into non-cancelable operating leases for office space with original terms up to 128 months. The terms of certain operating leases provide for rental payments on a graduated scale. We recognize expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid. The future minimum lease payments under these leases at April 30, 2005 are as follows (in thousands):

Fiscal Year	Future Minimum Lease Payments	Less Sublease Income	Net Future Minimum Lease Payments
2006	$4,628	$461	$4,167
2007	2,454	41	2,413
2008	1,286	21	1,265
2009	1,213	—	1,213
2010	1,092	—	1,092
Thereafter	1,272	—	1,272

Total minimum lease payments	$11,945	$523	$11,422

Lease obligations also include $2.2 million of accrued excess facilities costs. We lease facilities under non-cancelable operating leases that expire through July 2011.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense under non-cancelable operating leases was approximately $2.6 million for fiscal 2005, $8.7 million, net of sublease rental income of $166,000, for fiscal 2004, $4.6 million, net of sublease rental income of $697,000, for fiscal 2003.

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

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On February 15, 2005, the Court issued an order providing preliminary approval of the settlement except insofar as the settlement would have cut off contractual indemnification claims that underwriters may have against securities issuers, such as the Company. The Court has set a hearing date of January 9, 2006, to consider final approval of the settlement.

We are also subject to various other claims and legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition or results of operations.

Other commitment

In connection with our acquisition of Eigner, we assumed a commitment to purchase consulting services from a vendor to Eigner, which provides for quarterly payments through fiscal 2007 totaling approximately $713,000.

NOTE 13—SEGMENT AND GEOGRAPHIC INFORMATION:

We have one operating segment, product lifecycle management solutions. We market our products in the United States and in foreign countries through our direct sales force and indirect distribution channels.

The following geographic information is presented for fiscal 2005, 2004 and 2003 (in thousands):

	Fiscal Year Ended April 30,
	2005	2004	2003
Revenues:
North America	$80,380	$60,327	$52,742
Europe	29,388	24,167	6,307
Asia-Pacific	7,219	11,811	11,460

	$116,987	$96,305	$70,509

No single customer has accounted for 10% or more of total revenues in fiscal 2005, 2004 or 2003.

The following table presents our long-lived assets by geographic location, as of the balance sheet dates (in thousands):

	Fiscal Year Ended April 30,
	2005	2004
Long-lived assets:
North America	$8,335	$8,640
Europe	1,401	1,284
Asia-Pacific	331	310

	$10,067	$10,234

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA:

	Quarter				Fiscal Year
	First	Second	Third	Fourth
Fiscal 2005:
Total revenues	$26,481	$28,217	$30,280	$32,009	$116,987
Gross margin	17,657	18,863	20,399	$20,691	77,610
Net income (loss) (1)	(3,003)	(92)	290	$(4,389)	(7,194)
Net income (loss) per basic and diluted share (1)	$(0.06)	$(0.00)	$0.01	$(0.08)	$(0.14)

Fiscal 2004:
Total revenues	$18,263	$24,668	$26,183	$27,191	$96,305
Gross margin	12,694	14,959	16,088	17,862	61,603
Net loss (2)	(2,675)	(15,671)	(4,038)	(1,711)	(24,095)
Net loss per basic and diluted share (2)	$(0.05)	$(0.31)	$(0.08)	$(0.04)	$(0.48)

(1)	Net loss and net loss per basic and diluted share in the first quarter of fiscal 2005 includes $2.1 million of restructuring charge.
(2)	Net loss and net loss per basic and diluted share in the second quarter of fiscal 2004 includes $8.7 million of restructuring charge.

NOTE 15—SUBSEQUENT EVENTS

In December 2004 FASB issued SFAS 123R as a revision of FAS No. 123, as amended, Accounting for Stock-Based Compensation. SFAS 123R supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, generally eliminating the ability to use the intrinsic value method of accounting for employee stock compensation. Agile adopted SFAS 123R effective May 1, 2005. As a result, commencing with its financial reports for the period ending July 31, 2005, Agile will be required to recognize compensation expense for share-based payments made to service providers based on the fair value as of the date of grant. For Agile, the provisions of SFAS 123R would not have become effective until May 1, 2006, but for its election to adopt the statement earlier. FASB generally encourages early adoption.

In July 2005, Agile extended an offering to exchange outstanding options with an exercise price of $6.76 per share or greater for new options with an exercise price of $0.001. The exchange ratio in the offer is one new option share for each three old option shares tendered for exchange. Participation in the offer is voluntary, and was limited to current employees. Non-employee members of the board of directors were not eligible to participate. As of June 30, 2005, there were options to purchase 19,458,000 shares outstanding, of which options to purchase 13,939,052 shares were eligible for exchange in the exchange offer. For financial accounting purposes, Agile will record a compensation expense of up to approximately $5 million in connection with the exchange, assuming all eligible options are exchanged. The actual number of new options that will be issued, and the actual accounting charge, will depend upon the participation rate in the exchange offer.

Schedule II—Consolidated Valuation and Qualifying Accounts

	Balance at Beginning of Period	Provision	Deduction	Balance at End of Period
	(in thousands)
For the Year Ended April 30, 2003
Allowance for doubtful accounts	1,112	200	154	1,158
Allowance for deferred tax assets	55,723	16,999	—	72,722

	56,835	17,199	154	73,880
For the Year Ended April 30, 2004
Allowance for doubtful accounts	1,158	550	196	1,512
Allowance for deferred tax assets	72,722	51,915	—	124,637

	$73,880	$52,465	$196	$126,149
For the Year Ended April 30, 2005
Allowance for doubtful accounts	1,512	586	206	1,892
Allowance for deferred tax assets	124,637	—	7,028	117,609

	$126,149	$586	$7,234	$119,501

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.    CONTROLS AND PROCEDURES

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Notwithstanding these limitations, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. Our CEO and CFO have concluded that our controls and procedures are, in fact, effective at the “reasonable assurance” level.

Conclusions Regarding Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, as of April 30, 2005, concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that information required to be disclosed by us in this report was recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms for this report.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of April 30, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of April 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Certain information required by Part III is omitted from this annual report as we will file a definitive Proxy Statement for our 2005 Annual Meeting of Stockholders, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF AGILE SOFTWARE CORPORATION

See the information set forth in the section entitled “Proposal No. 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in Agile’s Proxy Statement for the 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of Agile’s fiscal year ended April 30, 2005 (the “2005 Proxy Statement”), which is incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

See the information set forth in the section entitled “Equity Compensation and Other Matters” in the 2005 Proxy Statement, which is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

See the information set forth in the section entitled “Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2005 Proxy Statement, which is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See the information set forth in the section entitled “Certain Relationships and Related Transactions” in the 2005 Proxy Statement, which is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

See the information set forth in the section entitled “Proposal 2—Ratification of Appointment of Registered Independent Public Accounting Firm” in the 2005 Proxy Statement, which is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)    1.    Financial Statements

See Item 8 of this Form 10-K.

(b).    Exhibits

The following are filed as part of, or incorporated by reference into, this Form 10-K.

3.1		Certificate of Incorporation of Agile Software Corporation, as amended to date (1)

3.2		Certificate of Elimination and Certificate of Amendment (1)

3.3		Amended and Restated Bylaws of Agile Software Corporation (2)

4.1		Specimen Common Stock Certificate (1)

4.2

Form of Rights Agreement between Agile Software Corporation and Fleet National Bank, as Rights Agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement) (2)

10.1	*	Amended and Restated 1995 Stock Option Plan (1)

10.2	*	1999 Employee Stock Purchase Plan (1)

10.3	*	2000 Nonstatutory Stock Option Plan (3)

10.4	*	Form of Option Agreement and Related Restricted Stock Agreement

10.5	*	Form of Indemnity Agreement between Agile Software Corporation and its directors and officers (1)

10.6	*

Executive Retention and Severance Plan adopted by the Company on October 17, 2002 and entered into with its executive officers and certain key employees, together with forms of Participation Agreement and Release of Claims Agreement (4)

10.7		Sublease dated May 9, 2003 made by and between Nortel Networks Inc. (as successor in interest to Alteon Web Systems), as sub landlord, and Agile Software Corporation as subtenant (5)

21.1		Material Subsidiaries of Registrant

23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1		Power of Attorney—included on the signature page

31.1		Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Agile’s Registration Statement on Form S-1 (Reg. No. 333-81387), declared effective on August 19, 1999.
(2)	Incorporated by reference to Agile’s Current Report on Form 8-K (file No. 000-27071), filed on April 26, 2001.
(3)	Incorporated by reference to Agile’s Form SC TO-I, filed on October 18, 2001.

(4)	Incorporated by reference to Agile’s Quarterly Report on Form 10-Q (file No. 000-27071), filed on December 13, 2002.
(5)	Incorporated by reference to Agile’s Annual Report on Form 10-K (file No. 000-27071), filed on July 28, 2003.
*	Management contract or compensatory plan.

(c)    Financial Statement Schedules

Schedule II—Consolidated Valuation and Qualifying Accounts.

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is included in the Financial Statements or notes thereto.

SIGNATURES

Pursuant to the requirement of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

AGILE SOFTWARE CORPORATION

By:	/S/ BRYAN D. STOLLE
Bryan D. Stolle Chief Executive Officer

Date: July 13, 2005

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ BRYAN D. STOLLE Bryan D. Stolle	Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)	July 13, 2005

/S/ CAROLYN V. AVER Carolyn V. Aver	Executive Vice President and Chief Financial Officer, (Principal Financial and Accounting Officer)	July 13, 2005

/S/ KLAUS-DIETER LAIDIG Klaus-Dieter Laidig	Director	July 4, 2005

/S/ RON E. F. CODD Ron E. F. Codd	Director	July 13, 2005

/S/ NANCY J. SCHOENDORF Nancy J. Schoendorf	Director	July 9, 2005

/S/ PAUL WAHL Paul Wahl	Director	July 13, 2005

Gareth Chang	Director

EXHIBIT INDEX

3.1		Certificate of Incorporation of Agile Software Corporation, as amended to date. (1)

3.2		Certificate of Elimination and Certificate of Amendment. (1)

3.3		Amended and Restated Bylaws of Agile Software Corporation. (2)

4.1		Specimen Common Stock Certificate. (1)

4.2

Form of Rights Agreement between Agile Software Corporation and Fleet National Bank, as Rights Agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement). (2)

10.1	*	Amended and Restated 1995 Stock Option Plan (1)

10.2	*	1999 Employee Stock Purchase Plan (1)

10.3	*	2000 Nonstatutory Stock Option Plan (3)

10.4	*	Form of Option Agreement and Related Restricted Stock Agreement

10.5	*	Form of Indemnity Agreement between Agile Software Corporation and its directors and officers (1)

10.6	*

Executive Retention and Severance Plan adopted by the Company on October 17, 2002 and entered into with its executive officers and certain key employees, together with forms of Participation Agreement and Release of Claims Agreement (4)

10.7		Sublease dated May 9, 2003 made by and between Nortel Networks Inc. (as successor in interest to Alteon Web Systems), as sub landlord, and Agile Software Corporation as subtenant (5)

21.1		Material Subsidiaries of Registrant

23.1		Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1		Power of Attorney—included on the signature page

31.1		Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Agile’s Registration Statement on Form S-1 (Reg. No. 333-81387), declared effective on August 19, 1999.
(2)	Incorporated by reference to Agile’s Current Report on Form 8-K (file No. 000-27071), filed on April 26, 2001.
(3)	Incorporated by reference to Agile’s Form SC TO-I filed on October 18, 2001.
(4)	Incorporated by reference to Agile’s Quarterly Report on Form 10-Q (file No. 000-27071), filed on December 13, 2002.
(5)	Incorporated by reference to Agile’s Annual Report on Form 10-K (file No. 000-27071), filed on July 28, 2003.
*	Management contract or compensatory plan.