Form 10-Q
period 2005-07-31
AGILE SOFTWARE CORP
filed 2005-09-08
CIK 1088653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Common Stock of Agile Software Corporation issued and outstanding as of July 31, 2005 was 53,595,262.

AGILE SOFTWARE CORPORATION

FORM 10-Q

JULY 31, 2005

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AGILE SOFTWARE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 31, 2005	April 30, 2005 (1)
ASSETS
Current assets:
Cash and cash equivalents	$77,356	$81,760
Short-term investments	99,106	93,444
Accounts receivable, net of allowance for doubtful accounts of $1,879 and $1,892 as of July 31, 2005 and April 30, 2005, respectively	27,024	26,899
Other current assets	5,327	5,157

Total current assets	208,813	207,260

Long-term investments	21,921	23,176
Property and equipment, net	10,087	10,067
Intangible assets, net	11,108	12,735
Other assets	1,056	1,127
Goodwill	66,769	66,658

Total assets	$319,754	$321,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,661	8,409
Accrued expenses and other liabilities	17,208	16,275
Accrued restructuring, current	1,075	2,010
Deferred revenue	26,757	25,190

Total current liabilities	52,701	51,884

Accrued restructuring, non-current	537	615
Other non-current liabilities	6,823	7,643

Total liabilities	60,061	60,142

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common Stock	54	54
Additional paid-in capital	552,143	551,846
Notes receivable from stockholders	(77)	(77)
Unearned stock compensation	—	(526)
Accumulated other comprehensive loss	(82)	(1,391)
Accumulated deficit	(292,345)	(289,025)

Total stockholders’ equity	259,693	260,881

Total liabilities and stockholders’ equity	$319,754	$321,023

(1)	Amounts as of April 30, 2005 have been derived from audited financial statements as of that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGILE SOFTWARE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended July 31,
	2005	2004
Revenues:
License	$13,401	$10,314
Service	20,983	16,167

Total revenues	34,384	26,481

Cost of revenues:
License	772	1,077
Service (1)	11,682	7,569
Amortization of intangible assets	725	178

Total cost of revenues	13,179	8,824

Gross margin	21,205	17,657

Operating expenses:
Sales and marketing (1)	12,830	10,336
Research and development (1)	8,221	5,330
General and administrative (1)	3,446	2,733
Amortization of intangible assets	602	656
Restructuring charges	—	2,132

Total operating expenses	25,099	21,187

Loss from operations	(3,894)	(3,530)
Interest and other income, net	870	800

Loss before provision for income taxes	(3,024)	(2,730)
Provision for income taxes	296	273

Net loss	$(3,320)	$(3,003)

Net loss per share:
Basic and diluted	$(0.06)	$(0.06)

Weighted average shares	53,591	52,442

(1)     Effective May 1, 2005, Agile adopted FAS 123(R), “Share-Based Payments,” and uses the modified prospective method to value its share-based payments. Accordingly, for the three months ended July 31, 2005, stock compensation was accounted under FAS 123(R) while for the three months ended July 31, 2004, stock compensation was accounted under APB 25, “Accounting for Stock Issued to Employees.” See Note 1 - Summary of Significant Accounting Policies. The amounts in the tables above includes stock compensation as follows:

Cost of service revenue	$92	$90
Sales and marketing	413	159
Research and development	61	15
General and administrative	198	72

Total stock compensation	$764	$336

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGILE SOFTWARE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended July 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(3,320)	$(3,003)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	16	100
Depreciation and amortization	2,441	2,171
Stock compensation	764	336
Non-cash portion of restructuring charges	—	39
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(597)	(1,194)
Other assets, current and non-current	(207)	(315)
Accounts payable	(489)	1,270
Accrued expenses and other liabilities	28	(1,200)
Deferred revenue	1,797	(221)

Net cash provided by (used in) operating activities	433	(2,017)

Cash flows from investing activities:
Purchases of investments	(15,436)	(47,085)
Proceeds from maturities of investments	12,097	57,225
Cash paid in business combinations, net of cash acquired	189	(266)
Acquisition of property and equipment	(1,227)	(812)

Net cash provided by (used in) investing activities	(4,377)	9,062

Cash flows from financing activities:
Proceeds from issuance of common stock, net of repurchases	57	632
Repayment of notes receivable from stockholders	—	4

Net cash provided by financing activities	57	636

Effect of exchange rate changes on cash	(517)	326

Net increase (decrease) in cash and cash equivalents	(4,404)	8,007
Cash and cash equivalents at beginning of period	81,760	45,337

Cash and cash equivalents at end of period	$77,356	$53,344

Supplementary disclosure of cash flows information
Cash paid during the period for taxes	$143	$173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGILE SOFTWARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Summary of Significant Accounting Policies:

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Agile Software Corporation and its subsidiaries (“Agile”) have been prepared by us and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2005, included in our Annual Report on Form 10-K filed on July 14, 2005 with the Securities and Exchange Commission.

Reclassifications

Certain reclassifications have been made to the prior year consolidated statements of cash flows to conform to the current year presentation. These reclassifications have no impact on previously reported net loss or net cash activities.

As a result of changes in industry practice related to auction rate securities and in order to comply with the requirements of applicable accounting literature, we reclassified our auction rate securities previously classified as cash equivalents, as short-term investments beginning with the quarter ended January 31, 2005. The Company had historically classified these instruments as cash equivalents if the period between interest rate resets was 90 days or less, which was based on our ability to either liquidate our holdings or roll our investment over to the next reset period. As a result of this reclassification, cash and cash equivalents was reduced, and short term investments was increased, by $66.6 million and $67.7 million at July 31, 2004 and April 30, 2004, respectively, and corresponding changes were made in our unaudited condensed consolidated statements of cash flows. This reclassification has no impact on our net loss or net loss per share for any period presented.

These securities are classified as “available-for-sale” pursuant to Statement of Accounting Standards No. 115. Furthermore, we classified these securities as short-term because (i) we acquired and held these securities with the intent to liquidate them as the need for working capital arose in the ordinary course of business; (ii) we are able to either liquidate our holdings or roll our investment over to the next reset period at each interest rate reset interval, usually every 7, 28 or 35 days. In addition, as a result of the ability to sell the securities as part of the auction process at short, predetermined intervals, they are priced and traded in the financial markets as short-term instruments.

Concentrations of credit risk and significant customers

In the three months ended July 31, 2005, none of our customers accounted for more than 10% of our total revenue and one customer represented 10% of our net accounts receivable. In the three months ended July 31, 2004, none of our customers accounted for more than 10% of our total revenue or 10% of our net accounts receivable.

Stock compensation

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” effective May 1, 2005. SFAS 123R requires the recognition of the fair value of stock compensation in net income. We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock compensation are accounted for as an equity instrument. Prior to May 1, 2005, we followed Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock compensation.

We have elected the modified prospective transition method for adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. Our unearned stock compensation balance of $526,000 as of April 30, 2005, which was accounted for under APB 25, was reclassified into our additional paid-in-capital upon the adoption of SFAS 123R. In addition, the unrecognized expense of awards not yet vested at the date of adoption shall be recognized in net income in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed in our previous filings. The cumulative effect of the change in accounting principle from APB 25 to SFAS 123R was not material.

AGILE SOFTWARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Under the provisions of SFAS 123R, we recorded $764,000 of stock compensation on our unaudited condensed consolidated statement of operations for the three months ended July 31, 2005. We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R. The weighted-average fair values of the options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan for the period were $4.49 and $1.78, respectively, using the following assumptions:

	Three Months Ended July 31, 2005
	Stock Option Plan	Purchase Plan
Dividend yield	—	—
Expected volatility	67%	37%
Average risk-free interest rate	3.58%	3.24%
Expected life (in years)	4.5	.5

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is based on the combination of historical volatility of our common stock over the period commensurate with the expected life of the options and the mean historical implied volatility from traded options with a term greater than 240 days measured over one year. The risk-free interest rate is derived from the average U.S. Treasury Strips rate during the period, which approximate the rate in effect at the time of grant. The expected life calculation is based on the observed and expected time to post-vesting exercise and forfeitures of options by our employees.

Based on our historical experience of option pre-vesting cancellations, we have assumed an annualized forfeiture rate of 15% for our options. Under the true-up provisions of SFAS 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

SFAS 123R requires us to present pro forma information for the comparative period prior to the adoption as if we had accounted for all our employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation to the prior-year period (dollars in thousands, except per-share data).

Three Months Ended July 31, 2004
Net loss as reported	$(3,003)
Add: employee stock compensation included in reported net loss	340
Less: employee stock compensation under SFAS No. 123	(4,703)

Pro forma net loss	$(7,366)

Net loss per basic and diluted share as reported	$(0.06)

Pro forma net loss per basic and diluted share	$(0.14)

During the three months ended July 31, 2004, the weighted-average fair values of the options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan were $4.14 and $2.72, respectively, using the following assumptions:

	Three Months Ended July 31, 2004
	Stock Option Plan	Purchase Plan
Dividend yield	—	—
Expected volatility	47%	47%
Average risk-free interest rate	3.83%	1.64%
Expected life (in years)	5.5

AGILE SOFTWARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The amortization of stock compensation under SFAS 123R for the period after its adoption, and under APB 25 or SFAS 123 (pro forma disclosure) for the period prior to the adoption of SFAS 123R was done in accordance with Financial Accounting Standard Board (“FASB”) Interpretation (“FIN”) No. 28 (i.e. accelerated method). Total compensation cost of options granted but not yet vested as of July 31, 2005 was $5.2 million, which is expected to be recognized over the weighted average period of 2 years.

Stock Option Acceleration

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

The primary purpose of the accelerated vesting was to reduce future compensation expense associated with the accelerated stock options upon the planned adoption of SFAS 123R. We estimate that the acceleration eliminated $24.7 million in future compensation charges we would otherwise have taken with respect to the accelerated options. The Company’s Board of Directors believes, based on its consideration of the expense savings and the current intrinsic and perceived value of the accelerated stock options, that the acceleration is in the best interests of the Company and its shareholders. The Board of Directors further believes that the acceleration is consistent with anticipated changes in the Company’s overall equity compensation approach, which are expected to include a reduced use of stock options.

Option Exchange

On July 11, 2005, Agile extended an offer to exchange outstanding options with an exercise price of $6.76 per share or greater for new options with an exercise price of $0.001. The exchange ratio in the offer was one new option share for each three old option shares tendered for exchange. The new options vest over a period of approximately two years. Participation in the offer was voluntary, and was limited to then-current employees. Non-employee members of the board of directors were not eligible to participate. At the time the offer was made, there were options to purchase 19.1 million shares outstanding, of which options to purchase approximately 14 million shares were eligible for exchange in the exchange offer.

On August 19, 2005, the exchange offer expired. Of the approximately 14 million options eligible to participate in exchange offer, 11.4 million options were surrendered and exchanged into approximately 3.8 million new options. As a result of the exchange, our total number of options outstanding (“overhang”) decreased by 7.6 million to approximately 11.5 million. For financial accounting purposes, we will record a compensation expense of $1 million to $2 million in connection with the exchange, which will be recognized over the approximately two year vesting term of the new options.

Unearned stock compensation

Prior to the adoption of SFAS 123R, we recorded unearned stock compensation when we issue restricted common stock or options to purchase common stock with exercise prices below fair value at the date of grant. Stock compensation was recognized as an expense over the applicable vesting period of the related options, generally five years.

AGILE SOFTWARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended July 31, 2004, we terminated the employment of individuals for whom we had recorded unearned stock compensation and had recognized related expense on an accelerated basis. Upon termination, we recorded as a recovery within the statements of operations the difference between the actual expense recorded using the accelerated method and the expense that would have been recorded under the straight-line method. Additionally, during the three months ended July 31, 2004, the termination of these individuals reduced unearned stock compensation, which would have been amortized to future expense, by $33,000.

Amortization of employee and non-employee stock options, and recoveries due to cancellations were as follows (in thousands):

Three Months Ended July 31, 2004
Amortization - employees	$342
Amortization - non-employees	(4)
Recovery - employees	(2)

Total stock compensation	$336

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands except per share data):

	Three Months Ended July 31,
	2005	2004
Numerator:
Net loss	$(3,320)	$(3,003)

Denominator:
Weighted average shares	53,591	52,466
Weighted average unvested shares of restricted common stock subject to repurchase	—	(24)

Denominator for basic and diluted calculation	53,591	52,442

Net loss per share:
Basic and diluted	$(0.06)	$(0.06)

The following table sets forth, as of the dates indicated below, potential dilutive shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive (in thousands):

	Three Months Ended July 31,
	2005	2004
Unvested common stock subject to repurchase	—	23
Options to purchase common stock	19,158	19,769

Total shares excluded	19,158	19,792

AGILE SOFTWARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3—Comprehensive Loss:

Comprehensive loss, which is reflected as a component of stockholders’ equity, includes net loss, unrealized gains or losses on investments, and foreign currency translation adjustments, as follows:

	Three Months Ended July 31,
	2005	2004
Net loss	$(3,320)	$(3,003)
Other comprehensive gain (loss):
Unrealized gain (loss) on investments	1,068	(344)
Foreign currency translation adjustment	242	(219)

Other comprehensive gain (loss)	$1,310	$(563)

Total comprehensive loss	$(2,010)	$(3,566)

Note 4—Business Combinations - Cimmetry:

On February 3, 2005, we acquired substantially all of the assets and assumed certain liabilities of Cimmetry Systems, Inc. (“Cimmetry”), a privately held company. Cimmetry is a leading provider of visualization and collaboration solutions. Through the acquisition of Cimmetry we acquired visual collaboration software that has become an increasingly important element of PLM solutions. Under the terms of the acquisition, we paid approximately $44.0 million in cash. We funded the consideration from our current investments. We have been partnering with Cimmetry for a number of years to solve critical viewing and collaboration issues, and prior to the acquisition, we integrated the Cimmetry software into our products under a license from Cimmetry.

The transaction was accounted for under the purchase method of accounting and, accordingly, the results of operations of Cimmetry are included in the accompanying consolidated statements of operations since the acquisition date. Pro forma results of operations have not been presented because the effects were not material to our overall results.

The aggregate purchase price for the Cimmetry acquisition has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition—see table below. The net tangible assets acquired and liabilities assumed in the acquisition, as discussed further below, were recorded at the fair value, which approximated the carrying amounts at the acquisition date. We determined the valuation of the identifiable intangible assets using future revenue assumptions and a valuation analysis from an independent appraiser. The amounts allocated to the identifiable intangible assets were determined through established valuation techniques accepted in the technology and software industries. In calculating the value of the acquired in-process research and development (“IPR&D”), we gave consideration to relevant market size and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles, and the estimated lives of each of the products derived from the underlying technology. The value of the acquired IPR&D reflects the relative value and contribution of the acquired research and development. Consideration was given to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project in determining the value assigned to the acquired IPR&D. The amounts allocated to the acquired IPR&D were immediately expensed in the period the acquisition was completed because the projects associated with the IPR&D efforts had not yet reached technological feasibility and no future alternative uses existed for the technology. The income approach, which includes an analysis of the cash flows and risks associated with

AGILE SOFTWARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

achieving such cash flows, was the primary technique utilized in valuing the other identifiable intangible assets. Key assumptions included discount factors ranging from 20% to 23%, estimates of revenue growth, maintenance renewal rates, cost of sales, operating expenses and taxes. The purchase price in excess of the identified tangible and intangible assets was allocated to goodwill.

The aggregate purchase price for the Cimmetry acquisition has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as follows (in thousands):

Cimmetry
Tangible assets acquired:
Cash and cash equivalents	$—
Accounts receivable	3,472
Property and equipment	135
Other assets	140
Liabilities assumed:
Accounts payable	(353)
Accrued expenses and other liabilities	(1,087)
Deferred revenue	(1,524)
Identifiable intangible assets acquired:
In-process research and development	1,700
Other identifiable intangible assets:
Developed technology	6,600
Customer relationships	2,400
Trademark	1,200
Non-compete agreements	80
Goodwill	31,284

Total	$44,047

Note 5—Goodwill and Intangible Assets:

Goodwill

Balance as of April 30, 2005	$66,658
Cimmetry purchase price allocation adjustments	111

Balance as of July 31, 2005	$66,769

Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer subject to amortization. Rather, we evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable.

As at July 31, 2005, $31.2 million of goodwill is deductible for that purpose.

AGILE SOFTWARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible Assets

The components of acquired identifiable intangible assets are as follows (in thousands):

	July 31, 2005			April 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Developed technologies	$9,200	$(2,690)	$6,510	$9,200	$(1,965)	$7,235
Customer relationships	6,882	(3,424)	3,458	7,182	(2,892)	4,290
Trademark	1,200	(120)	1,080	1,200	(60)	1,140
Non-compete agreements	1,280	(1,220)	60	1,280	(1,210)	70

	$18,562	$(7,454)	$11,108	$18,862	$(6,127)	$12,735

All of our acquired identifiable intangible assets are subject to amortization and have approximate original estimated weighted-average useful lives as follows: Developed technologies—three to five years; Customer relationships—three years; Trademark—five years; Non-compete agreements—two year. No significant residual value is estimated for the intangible assets.

As of July 31, 2005, the estimated future amortization expense of acquired identifiable intangible assets is as follows (in thousands):

Fiscal Years:
2006 (remaining nine months)	$4,056
2007	4,037
2008	2,595
2009	240
2010	180

Total	$11,108

Note 6—Restructuring Charges:

From time to time, management has initiated various restructurings of our operations and facilities. These restructurings have been taken primarily in response to redundant or excess capacity brought about by acquisitions and/or significant changes in economic conditions and market demand. During the second quarter of fiscal 2003, we recorded a restructuring charge of $5.2 million (the “2003 Restructuring”). The 2003 Restructuring consisted primarily of the consolidation of excess facilities and abandonment of certain assets in connection with the consolidation of excess facilities. As of July 31, 2005, $647,000 of the 2003 Restructuring obligations remained, which represents costs related to excess facilities.

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

In connection with our acquisition of Eigner during the second quarter of fiscal 2004, we recorded an additional restructuring charge of $1.2 million, primarily related to the severance, benefits, payroll taxes and other associated costs of the termination of 33 Agile employees.

As of July 31, 2005, $545,000 of the 2004 Restructuring obligations remained, which represents costs related to excess facilities.

In the first quarter of fiscal 2005, we announced a further restructuring involving termination of employment of approximately 15% of our employees worldwide and consolidation of our Chinese development centers into a single location (the “2005 Restructuring”). In connection with the 2005 restructuring, we recorded a restructuring charge of $2.1 million. As of July 31, 2005, $420,000 of the 2005 Restructuring obligations remained, which represents costs related to severance.

AGILE SOFTWARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

We review the assumptions used in estimating our restructuring charges, principally sublease income expectations for excess facilities and employee termination expenses, quarterly. Based upon this review, we did not make any adjustments to our prior restructuring estimates and assumptions during the quarter ended July 31, 2005. Furthermore, we currently do not expect our existing restructuring estimates and assumptions to change materially.

Summary of Restructuring Obligations

The significant activity within and components of the restructuring charges during the three months ended July 31, 2005 are as follows (in thousands):

	Employee Termination Costs	Facility- Related Costs	Total
Restructuring obligations at April 30, 2005 (1)	$420	$2,205	$2,625
Cash payments	—	(1,013)	(1,013)

Restructuring obligations at July 31, 2005 (2)	$420	$1,192	$1,612

Accrued restructuring, current			$1,075
Accrued restructuring, non-current			537

			$1,612

(1)	The 2005 Restructuring charges and related obligations were recorded at fair value, after giving effect to the fair value of the related obligations, in accordance with SFAS No. 146.
(2)	The remaining employee termination obligations are expected to be paid through the quarter ending January 31, 2006. The remaining facility-related obligations are expected to be paid through the quarter ending January 31, 2008, with the majority expected to be fully paid by August 2005.

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

AGILE SOFTWARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Court has granted preliminary approval of the settlement and set a final approval hearing date of April 24, 2006.

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

The following geographic information is presented for the three-months ended July 31, 2005 and 2004 (in thousands, except percentages):

	Three Months Ended July 31,		As percentage of total revenue Three Months Ended July 31,
	2005	2004	2005	2004
Revenues:
North America	$24,686	$17,298	72%	65%
Europe	8,860	6,981	26	26
Asia-Pacific	838	2,202	2	9

	$34,384	$26,481	100%	100%

No single customer has accounted for 10% or more of total revenues for the three-months ended July 31, 2005 and 2004.

AGILE SOFTWARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents our long-lived assets by geographic location, as of the balance sheet dates (in thousands):

	July 31, 2005	April 30, 2005
Long-lived assets:
North America	$8,444	$8,335
Europe	1,214	1,401
Asia-Pacific	429	331

	$10,087	$10,067

Note 9—Subsequent Event

On August 19, 2005, our offer to employees to exchange every three outstanding options with an exercise price of $6.76 per share or greater for one new option with an exercise price of $0.001 expired. Of the approximately 14 million options eligible to participate in exchange offer, 11.4 million options were surrendered and exchanged into approximately 3.8 million new options. As a result of the exchange, our total number of options outstanding (“overhang”) decreased by 7.6 million to approximately 11.5 million. For financial accounting purposes, we will record a compensation expense of $1 million to $2 million in connection with the exchange, which will be recognized over the approximately two year vesting term of the new options.

Item 2. Management’s Discussion & Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended). Such statements are based upon current expectations that involve risks and uncertainties, and we undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this report. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ materially from those reflected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the Risk Factors section included below in this Quarterly Report on Form 10-Q as well as in the Risk Factors section included in our Annual Report of Form 10-K, filed on July 14, 2005. The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this report. Our fiscal year ends on April 30 of each year.

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

We believe that understanding the following key developments is helpful to an understanding of our operating results for fiscal 2006.

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

Restructurings

We have taken a number of actions to reduce our expenses to better align our operations and cost structure with current and anticipated market conditions, as follows:

•	In fiscal 2003, we evaluated the economic conditions and initiated a restructuring of our operations. During the second quarter of fiscal 2003, we recorded a restructuring charge of $5.2 million, primarily related to the consolidation of additional excess facilities and the abandonment of additional property and equipment;

•	During the second quarter of fiscal 2004, in connection with our move to our new headquarters in San Jose, California, we recorded a restructuring charge of $7.5 million, primarily related to our outstanding lease commitments for properties that we vacated in September 2003 and the abandonment of certain long-lived assets;

•	During the second quarter of fiscal 2004, in connection with our acquisition of Eigner, we recorded an additional restructuring charge of $1.2 million primarily related to a reduction of 33 employees, to eliminate duplicative activities and reduce the cost structure of the combined company; and

•	During the first quarter of fiscal 2005, we terminated approximately 15% of our worldwide workforce and consolidated our China-based development centers into a single location. In connection with these actions, we recorded a restructuring charge of $2.1 million.

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

Our year over year revenues increased as a result of stronger sales from the North American region. While we believe that demand for our products in North America is strengthening, we have not yet seen the same strengthening in the market outside North America, and in Japan, we have generally experienced declining license revenue over the past several quarters. We will continue to seek to increase revenues from customers in North America as well as internationally. In fiscal 2005 we began to reorganize our international sales organization, a process that is still underway. In connection with these changes, we have recently hired new country managers for Taiwan and Japan.

We were able to achieve the following results in the first quarter of fiscal 2006:

•	We recorded record fiscal quarter total revenues of 34.4 million, a 30% increase from total revenues of $26.5 million in the prior-year period.

•	Our license revenue reached $13.4 million, a 30% increase from license revenue of $10.3 million in the prior-year period.

•	Our cash flows provided by operations were $433,000. In addition, we maintained a cash and investments balance as of July 31, 2005 of $198.4 million.

Due to the amortization of the intangibles as a result of the Cimmetry acquisition and the adoption of SFAS No. 123R effective in our first quarter of fiscal 2006, we will likely not be profitable on a GAAP basis for the foreseeable future. Achieving and sustaining profitable results, even on a non-GAAP basis, will depend upon a combination of careful expense management coupled with higher revenue levels. Many of our expenses are relatively fixed in the short term and there can be no assurance that we will be able to maintain expenses at target levels. There can also be no assurance that our revenues will increase. As a result, there can be no assurance that we will achieve or maintain profitable operations in the future.

Critical Accounting Policies

We have prepared our condensed consolidated financial statements in accordance with accounting principals generally accepted in the United States of America. In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our reported revenues, loss from operations, and net loss, as well as on the value of certain assets and liabilities on our balance sheet. These estimates, assumptions and judgments about future events and their effects on our results cannot be determined with certainty, and are made based upon our historical experience and on other assumptions that are believed to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. The discussion and analysis of our financial condition and results of operations are based upon these statements. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition, allowance for doubtful accounts and sales returns, investments, prepaid software license fees, restructuring reserves, sales commission, stock options, and business combinations and acquired intangible assets, which are described below. In addition, please refer to Note 1 of our unaudited condensed consolidated financial statements for further discussion of our significant accounting policies.

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” effective May 1, 2005. SFAS 123R is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates to value equity-based compensation. There is little experience or guidance with respect to developing these assumptions and models. There is also uncertainty as to how the standard will be interpreted and applied as more companies adopt the standard and companies and their advisors gain experience with the standard. SFAS 123R requires the recognition of the fair value of stock compensation in net income. Refer to Note 1 – Summary of Significant Accounting Policies in our notes to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report of form 10-Q for more discussion.

Additional information about these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Annual Report on Form 10-K for the fiscal year ended April 30, 2005. There have been no changes to these critical accounting policies subsequent to April 30, 2005, other than the adoption of SFAS 123R.

Results of Operations

The following table sets forth selected unaudited condensed consolidated financial data for the periods indicated, expressed as a percentage of total revenues.

	Three Months Ended July 31,
	2005	2004
Revenues:
License	39%	39%
Service	61	61

Total revenues	100	100

Cost of revenues:
License	2	4
Service	34	28
Amortization of intangible assets	2	1

Total cost of revenues	38	33

Gross margin	62	67

Operating expenses:
Sales and marketing:	37	39
Research and development:	24	20
General and administrative:	10	10
Amortization of intangible assets	2	3
Restructuring and other charges	—	8

Total operating expenses	73	80

Loss from operations	(11)	(13)
Interest and other income, net	2	3

Loss before provision for income taxes	(9)	(10)
Provision for income taxes	1	1

Net loss	(10)%	(11)%

(1)     Effective May 1, 2005, Agile adopted FAS 123(R), “Share-Based Payments,” and uses the modified prospective method to value its share-based payments. Accordingly, for the three months ended July 31, 2005, stock compensation was accounted under FAS 123(R) while for the three months ended July 31, 2004, stock compensation was accounted under APB 25, “Accounting for Stock Issued to Employees.” See Note 1—Summary of Significant Accounting Policies. The amounts in the tables above includes stock compensation as follows:

Cost of service revenue	—	—
Sales and marketing	1%	1%
Research and development	—	—
General and administrative	1	—

Total stock compensation	2%	1%

Comparison of the Three Months Ended July 31, 2005 and 2004

Revenues

Total revenues for the three months ended July 31, 2005 increased by $7.9 million, or 30% from the prior-year period. This increase was as the result of increases in our license and service revenues in North America, and to a lesser extent, in Europe, partially offset by the decreased revenues in Asia-Pacific region, particularly Japan.

In the three months ended July 31, 2005, none of our customers accounted for more than 10% of our total revenue and one customer represented 10% of our net accounts receivable. In the three months ended July 31, 2004, none of our customers accounted for more than 10% of our total revenue or 10% of our net accounts receivable.

Our revenues by geographic region for the three months ended July 31, 2005 and 2004 are as follows (in thousands, except percentages):

	Three Months Ended July 31,		As percentage of total revenue Three Months Ended July 31,
	2005	2004	2005	2004
Revenues:
North America	$24,686	$17,298	72%	65%
Europe	8,860	6,981	26	26
Asia-Pacific	838	2,202	2	9

	$34,384	$26,481	100%	100%

During the three months ended July 31, 2005 and 2004, revenues from customers located outside of North America were approximately 28% and 35% of total revenues, respectively. Revenues from customers located outside of North America during those periods were derived primarily from sales to customers in Europe and, to a lesser extent, the Asia-Pacific region. The decrease in sales to customers located outside of North America during the three months ended July 31, 2005 compared to the prior-year period resulted from declining revenue from Asia-Pacific, primarily Japan. We have recently hired a new country manager for Japan, but we do not expect a material improvement in sales in Japan until later in our fiscal year.

License Revenue

	Three Months Ended July 31, 2005	Change		Three Months Ended July 31, 2004
		$	%
	(in thousands, except percentages)
License revenue	$13,401	$3,087	30%	$10,314
As a percentage of total revenues	39%			39%

The increase in license revenue in absolute dollars during the three months ended July 31, 2005 when compared to the prior-year period was primarily due to increase in our North American region of $2.7 million, and to a lesser extent in our European region. For the three months ended July 31, 2005, license revenue includes the contribution from Cimmetry, which we acquired early in the fourth quarter of fiscal 2005. A majority of Cimmetry’s revenue is derived from customers located in North America.

Service Revenue

	Three Months Ended July 31, 2005	Change		Three Months Ended July 31, 2004
		$	%
	(in thousands, except percentages)
Professional service	$8,467	$2,718	47%	$5,749
Maintenance	12,516	2,098	20%	10,418

Total service revenue	$20,983	$4,816	30%	$16,167

As a percentage of total revenues	61%			61%

Service revenue includes fees earned, and to a lesser extent reimbursable expenses incurred, in connection with consulting, software implementation and training services we provide to our customers as well as fees from software maintenance agreements we offer. Service revenue inherently lags behind the related license revenue as the service engagements and maintenance (and the related revenue) commence after the initial license sale. As a result, the positive impact of increasing license revenue on service revenue tends to be delayed by one to two quarters. Additionally, as our maintenance revenue in any given period is derived from a larger customer base than our license revenue in that period, the percentage of increase in maintenance revenue is generally smaller than the percentage of increase in license revenue.

The increase in service revenue in absolute dollars during the three months ended July 31, 2005 compared to the prior-year period was primarily derived from a $3.1 million increase in professional services delivered to customers located in North America. Our North American maintenance revenue also increased by $1.7 million, to a large extent due to our acquisition of Cimmetry. We expect that service revenue will increase or decrease somewhat in relation to our license revenue.

Cost of Revenues

Cost of License Revenue

	Three Months Ended July 31, 2005	Change		Three Months Ended July 31, 2004
		$	%
	(in thousands, except percentages)
Cost of license revenue	$772	$(305)	(28)%	$1,077
As a percentage of license revenue	6%			10%

Our cost of license revenue includes license fees due to third parties for technology integrated into or sold with our products, and the cost of order processing and fulfillment.

The decrease in cost of license revenue in absolute dollars and as a percentage of license revenue during the three months ended July 31, 2005 when compared to the prior-year period was primarily due to our purchase of Cimmetry, which lowers the cost of embedded third-party software as we had formerly licensed Cimmetry software to include in our products.

In the future, we expect cost of license revenue in absolute dollars to track our overall license revenue. We expect cost of license revenue as a percentage of license revenue to remain comparable to the results for the three months ended July 31, 2005. Actual results may fluctuate somewhat depending upon the amount of non-embedded third-party software sold in any particular period.

Cost of Service Revenue

	Three Months Ended July 31, 2005	Change		Three Months Ended July 31, 2004
		$	%
	(in thousands, except percentages)
Cost of service revenue, excluding stock compensation	$11,590	$4,111	55%	$7,479
Stock compensation	92	2	2%	90

Total cost of service revenue	$11,682	$4,113	54%	$7,569
As a percentage of service revenue (excluding stock compensation)	55%			46%

Our cost of service revenue includes salaries and related expenses for the implementation, training services, and customer support organizations, costs of third parties contracted to provide implementation and maintenance renewal services to customers and an allocation of overhead expenses, including rent, information technology and other overhead expenses. In addition, cost of service revenue includes support and upgrade fees paid to third parties with respect to the third-party software integrated into or sold with our products for which our customers have purchased support from us.

The increase in cost of service revenue in absolute dollars during the three months ended July 31, 2005 when compared to the prior-year period was primarily related to: (a) $2.7 million in increased personnel-related costs (including compensation and benefits, travel expenditures, and direct facilities and depreciation expense) resulting from an increase in service organization headcount, primarily in North America; and (b) $1.1 million in incremental costs associated with third-party service providers we relied on to meet increased demand, particularly in regions where we have limited services resources.

As a percentage of service revenue, cost of service revenue increased by 9% in the three months ended July 31, 2005 compared to the prior-year period. Approximately half of the increase was due to the recent hiring of additional service employees who take time to become fully productive. The other half of the increase was a result of higher proportion of professional service revenue in the current-year period, which carries a lower margin than our maintenance revenue.

For the three months ending October 31, 2005, we expect cost of service revenue in absolute dollars to track or slightly increase with our service revenue and, as a percentage of service revenue, to be slightly better than the results achieved in the three months ended July 31, 2005 as our recently-hired personnel become more fully productive.

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

Sales and Marketing

The following table sets forth a summary of our sales and marketing expenses in absolute dollars and expressed as a percentage of total revenues for the three months ended July 31, 2005 and 2004.

	Three Months Ended July 31, 2005	Change		Three Months Ended July 31, 2004
		$	%
	(in thousands, except percentages)
Sales and marketing, excluding stock compensation	$12,417	$2,240	22%	$10,177
Stock compensation	413	254	160%	159

Total sales and marketing	$12,830	$2,494	24%	$10,336
As a percentage of total revenues (excluding stock compensation)	36%			38%

In addition to the common recurring expenditures mentioned above, our sales and marketing expenses include expenditures specific to the sales group, such as sales related commissions and expenditures specific to the marketing group, such as public relations and advertising, trade shows, marketing collateral and materials, and customer user group meetings, net of fees assessed, if any, for attendance. Stock compensation is explained separately under “Stock Compensation” below.

The increase in sales and marketing expenses, excluding stock compensation, in absolute dollars during the three months ended July 31, 2005 when compared to the prior-year period was primarily related to $1.7 million in increased personnel-related costs associated with higher revenue, and $347,000 in increased marketing expenses primarily due to the addition of Cimmetry’s marketing activities.

For the three months ending October 31, 2005, we expect sales and marketing expenses, excluding stock compensation, in absolute dollars to be consistent with the result achieved in the first quarter of fiscal 2006.

Research and Development

The following table sets forth a summary of our research and development expenses in absolute dollars and expressed as a percentage of total revenues for the three months ended July 31, 2005 and 2004.

	Three Months Ended July 31, 2005	Change		Three Months Ended July 31, 2004
		$	%
	(in thousands, except percentages)
Research and development, excluding stock compensation	$8,160	$2,845	54%	$5,315
Stock compensation	61	46	307%	15

Total research and development	$8,221	$2,891	54%	$5,330
As a percentage of total revenues (excluding stock compensation)	24%			20%

In addition to the common recurring expenditures mentioned above, our research and development expenses consist of costs associated with the development of new products, enhancements of existing products, and quality assurance procedures. These costs consist primarily of consulting costs and the cost of software development tools and equipment. To date, all software development costs in research and development have been expensed as incurred. Stock compensation is explained separately under “Stock Compensation” below.

The increase in research and development expenses, excluding stock compensation, in absolute dollars during the three months ended July 31, 2005 when compared to the prior-year period was primarily related to (i) $1.7 million in increased compensation and benefits resulting from the additions of the Cimmetry workforce and to a lesser extent from increased spending on our existing products and (ii) $966,000 in increased outside consulting fees related to work being performed on the next releases of our products, primarily Agile 9.

For the three months ending October 31, 2005, we expect research and development expenses, excluding stock compensation, in absolute dollars to increase slightly as we continue to invest in our products.

General and Administrative

The following table sets forth a summary of our general and administrative expenses in absolute dollars and expressed as a percentage of total revenues for the three months ended July 31, 2005 and 2004.

	Three Months Ended July 31, 2005	Change		Three Months Ended July 31, 2004
		$	%
	(in thousands, except percentages)
General and administrative, excluding stock compensation	$3,248	$587	22%	$2,661
Stock compensation	198	126	175%	72

Total general and administrative (excluding stock compensation)	$3,446	$713	26%	$2,733
As a percentage of total revenues (excluding stock compensation)	9%			10%

In addition to the common recurring expenditures mentioned above, our general and administrative expenses consist primarily of compensation and benefits costs, including stock compensation, for executive, finance, human resources, legal and administrative personnel, bad debt expense, and other costs associated with being a publicly held company, including SEC and Sarbanes-Oxley compliance and director compensation.

The increase in general and administrative expenses, excluding stock compensation, in absolute dollars during the three months ended July 31, 2005 when compared to the prior-year period was primarily related to $346,000 in increased compensation and benefits and $214,000 in increased outside consulting fees.

For the three months ending October 31, 2005, we expect general and administrative expenses, excluding stock compensation, to remain essentially flat or decrease in absolute dollars when compared with our results for the three months ended July 31, 2005.

Stock Compensation

	Three Months Ended July 31, 2005	Change		Three Months Ended July 31, 2004
		$	%
	(in thousands, except percentages)
Stock compensation included in:
Cost of revenues	$92	$2	2%	$90
Sales and marketing	413	254	160%	159
Research and development	61	46	307%	15
General and administrative	198	126	175%	72

Total stock compensation	$764	$428	127%	$336
As a percentage of total revenues	2%			1%

Stock compensation expenses include the amortization of the fair value of share-based payments made to employees, Board of Directors and consultants, primarily in the form of stock options and purchases under the employee stock purchase plan as we adopted the provision of SFAS 123R on May 1, 2005 (see Note 1 – Summary of Significant Accounting Policies). The fair value of stock options granted is recognized as an expense as the underlying stock options vest.

We use the modified prospective method to value our share-based payments under SFAS 123R. Accordingly, for the three months ended July 31, 2005, we accounted for stock compensation under SFAS 123R while for the three months ended July 31, 2004, we accounted for stock compensation under APB 25. Under APB 25, we were generally required to record compensation expense only if there were positive differences between the market value of our common stock and the exercise price of the options granted to employees as of the date of the grant. Under SFAS 123R, however, we record compensation expense for all share-based payments made to employees based on the fair value at the date of the grant. Therefore, stock compensation for the three months ended July 31, 2005 is not comparable to the prior-year period.

For the three months ending October 31, 2005, we expect our stock compensation expense to increase when compared with our results for the three months ended July 31, 2005 due to the grant of new options and the exchange offering as discussed in Note 1 – Summary of Significant Accounting Policies.

Amortization of Intangible Assets

	Three Months Ended July 31, 2005	Change		Three Months Ended July 31, 2004
		$	%
	(in thousands, except percentages)
Amortization of goodwill and other intangible assets	$1,327	$493	59%	$834
As a percentage of total revenues	4%			4%

During fiscal 2005 and 2004 we made selective acquisitions of assets and businesses, including certain intangible assets. Intangible assets consist of developed technologies, customer relationships, trademarks and non-compete agreements acquired as part of our acquisitions described above. Intangible assets are subject to amortization and have original estimated weighted-average useful lives ranging from one to five years. No significant residual value is estimated for the intangible assets.

The components of acquired identifiable intangible assets are as follows (in thousands):

	July 31, 2005			April 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Developed technologies	$9,200	$(2,690)	$6,510	$9,200	$(1,965)	$7,235
Customer relationships	6,882	(3,424)	3,458	7,182	(2,892)	4,290
Trademark	1,200	(120)	1,080	1,200	(60)	1,140
Non-compete agreements	1,280	(1,220)	60	1,280	(1,210)	70

	$18,562	$(7,454)	$11,108	$18,862	$(6,127)	$12,735

As of July 31, 2005, the estimated future amortization expense of acquired intangible assets is as follows (in thousands):

Fiscal Years:
2006 (remaining nine months)	$4,056
2007	4,037
2008	2,595
2009	240
2010	180

Total	$11,108

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

Restructuring Charges

	Three Months Ended July 31, 2005	Change		Three Months Ended July 31, 2004
		$	%
	(in thousands, except percentages)
Restructuring charges	$—	$(2,132)	(100)%	$2,132
As a percentage of total revenues	—			8%

From time to time, management has initiated various restructurings of our operations and facilities. These restructurings have been taken primarily in response to redundant or excess capacity brought about by acquisitions and/or significant changes in economic conditions and market demand. During the second quarter of fiscal 2003, we recorded a restructuring charge of $5.2 million (the “2003 Restructuring”). The 2003 Restructuring consisted primarily of the consolidation of excess facilities and abandonment of certain assets in connection with the consolidation of excess facilities. As of July 31, 2005, $647,000 of the 2003 Restructuring obligations remained, which represents costs related to excess facilities.

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

In connection with our acquisition of Eigner during the second quarter of fiscal 2004, we recorded an additional restructuring charge of $1.2 million, primarily related to the severance, benefits, payroll taxes and other associated costs of the termination of 33 Agile employees.

As of July 31, 2005, $545,000 of the 2004 Restructuring obligations remained, which represents costs related to excess facilities.

In the first quarter of fiscal 2005, we announced a further restructuring involving termination of employment of approximately 15% of our employees worldwide and consolidation of our Chinese development centers into a single location (the “2005 Restructuring”). In connection with the 2005 restructuring, we recorded a restructuring charge of $2.1 million. As of July 31, 2005, $420,000 of the 2005 Restructuring obligations remained, which represents costs related to severance.

We review the assumptions used in estimating our restructuring charges, principally sublease income expectations for excess facilities and employee termination expenses, quarterly. Based upon this review, we did not make any adjustments to our prior restructuring estimates and assumptions during the quarter ended July 31, 2005. Furthermore, we currently do not expect our existing restructuring estimates and assumptions to change materially.

Summary of Restructuring Obligations

The significant activity within and components of the restructuring charges during the three months ended July 31, 2005 are as follows (in thousands):

	Employee Termination Costs	Facility- Related Costs	Total
Restructuring obligations at April 30, 2005 (1)	$420	$2,205	$2,625
Cash payments	—	(1,013)	(1,013)

Restructuring obligations at July 31, 2005 (2)	$420	$1,192	$1,612

Accrued restructuring, current			$1,075
Accrued restructuring, non-current			537

			$1,612

(1)	The 2005 Restructuring charges and related obligations were recorded at fair value, after giving effect to the fair value of the related obligations, in accordance with SFAS No. 146.
(2)	The remaining employee termination obligations are expected to be paid through the quarter ending January 31, 2006. The remaining facility-related obligations are expected to be paid through the quarter ending January 31, 2008, with the majority expected to be fully paid by August 2005.

Interest and Other Income (Expense), Net

	Three Months Ended July 31, 2005	Change		Three Months Ended July 31, 2004
		$	%
	(in thousands, except percentages)
Interest and other income, net	$870	$70	9%	$800
As a percentage of total revenues	2%			3%

Interest and other income, net consists of interest earned on cash, cash equivalents, and investments as well as foreign exchange transaction gains and losses and other miscellaneous non-operating transactions.

The increase in interest and other income, net during the three months ended July 31, 2005 compared to the prior-year period was due principally to higher interest rates, offset by lower average cash and investment balances principally due to the acquisition of Cimmetry. Additionally, as a result of the US Dollar strengthening against the Euro during the three months ended July 31, 2005, we recorded an unrealized loss from foreign currency translation of $250,000, which was included in interest and other income, net. See also “Liquidity and Capital Resources” below.

For the three months ending October 31, 2005, we expect interest and other income, net to increase as the interest income tracks the prevailing interest rates but we do not expect to incur significant unrealized losses from foreign currency translation.

Provision for Income Taxes

	Three Months Ended July 31, 2005	Change		Three Months Ended July 31, 2004
		$	%
	(in thousands, except percentages)
Provision for income taxes	$296	$23	8%	$273
Effective income tax rates	10%			10%

Our provision for income taxes primarily reflects actual taxes associated with our international operations, since we incurred net losses in both periods presented. As a result, even though our effective tax rate for both periods presented above have been consistent, it may not continue in the future. Other than the provision for foreign taxes, and to a lesser extent, provision for state income taxes and US deferred tax liabilities, no provision for income taxes has been recorded since our inception because we have incurred net losses in all periods. We have recorded a valuation allowance for the full amount of our net deferred tax assets, including our net operating loss carryforwards and tax credits, as sufficient uncertainty exists regarding our ability to realize the deferred tax asset balance.

Liquidity and Capital Resources

Overview

Our principal source of liquidity consists of cash, cash equivalents and investments, as follows (in thousands):

	As of July 31,
	2005	2004
Cash and cash equivalents	$77,356	$81,760
Short-term and long-term investments	121,027	116,620

	$198,383	$198,380

Our cash, cash equivalents, and investments are generally placed with high credit quality financial institutions, commercial companies and government agencies in order to limit the amount of credit exposure. As of July 31, 2005, our working capital was $156.1 million and our days sales outstanding was 72 days.

Cash Flows

In summary, our cash flows were as follows (in thousands):

	Three Months Ended July 31,
	2005	2004
Net cash provided by (used in) operating activities	$433	$(2,017)
Net cash provided by (used in) investing activities	(4,377)	9,062
Net cash provided by financing activities	57	636

Cash provided by operating activities during the three months ended July 31, 2005 consists of our net loss for the period of $3.3 million, offset by non-cash items of $3.2 million (primarily depreciation and amortization) and a net increase of approximately $532,000 in other operating assets and liabilities. Cash used in operating activities during the three months ended July 31, 2004 was primarily due to our net loss for the period of $3.0 million and a net decrease of approximately $1.7 million in working capital, offset by non-cash items of $2.6 million.

Cash used in investing activities during the three months ended July 31, 2005 resulted from $3.3 million of net purchases of short-term and long-term investments and $1.2 million of purchases of property and equipment. Cash provided by investing activities during the three months ended July 31, 2004 resulted from $10.1 million of net maturities of short-term and long-term investments, partially offset by $812,000 purchases of property and equipment.

Cash provided by financing activities during the three months ended July 31, 2005 and 2004 was primarily due to the issuance of Common Stock associated with the exercise of stock options totaling $57,000 and $632,000, respectively. During the three months ended July 31, 2005, our stock prices were relatively lower compared to prior periods, and as such we experienced lower exercises of our employee stock options. Furthermore, we expect cash provided by financing activities to decrease in future periods as we grant fewer stock options to our employees.

As discussed in Note 1 – Summary of Significant Accounting Policies, beginning with the quarter ended January 31, 2005 we reclassified our auction rate securities previously classified as cash equivalents as short-term investments. The Company had historically classified these instruments as cash equivalents if the period between interest rate resets was 90 days or less, which was based on our ability to either liquidate our holdings or roll our investment over to the next reset period. As a result of this reclassification, cash and cash equivalents was reduced, and short term investments was increased, by $66.6 million and $67.7 million at July 31, 2004 and April 30, 2004, respectively, and corresponding changes were made in our unaudited condensed consolidated statements of cash flows.

We anticipate that our operating expenses, particularly in sales and marketing and research and development will constitute a material use of our cash resources over the next quarter, partially offset by anticipated collections of accounts receivable. Additionally, for the three months ending October 31, 2005 we expect negative cash flows from operating activities of $2 to $3 million due to seasonally low maintenance renewals.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes in Interim Financial Statements”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and represents another step in the FASB’s goal to converge its standards with those issued by the International Accounting Standards Board (“IASB”). Among other changes, SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. We do not expect the adoption of SFAS 154 to have a material effect on our consolidated financial statements.

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

We began shipping Agile 9 in January 2004. Agile 9 is a suite of products based on a newly developed architecture, and provides extensive new features and capabilities delivered on an enterprise technology platform. Agile 9 has also been developed to operate with a wider array of database, applications server and underlying technologies than were our prior products. Some of these underlying technologies are themselves relatively new and immature both with respect to their stability and the ability to integrate with other applications. In addition, more than was the case with our prior products, Agile 9 is being implemented to address a broader range of customer requirements. As can be expected with software as complex as Agile 9, in the course of customer implementation activities for Agile 9 with which we have been involved to date, we have encountered bugs and errors not identified during our pre-release testing. While we do not believe that any of these bugs or errors affect the functionality of Agile 9, these errors, and other errors we may find in Agile 9 or in any of the other products we sell, including Agile Advantage and OnDemand products, the recently released Agile e6 or the recently acquired Cimmetry product line, could result in (i) lost or delayed revenue and market acceptance, (ii) injury to our reputation, (iii) increased service and warranty costs, including the potential need to provide services at reduced fees or no charge at all in order to address customer concerns, and (iv) claims or litigation for breach of contract or warranty. Any of these adverse consequences, either alone or in conjunction with others, could have a material negative impact on our business and results of operations.

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

Uncertainty about the Impact of SFAS 123R Could Adversely Affect Us

Effective in the first quarter of fiscal 2006, we adopted SFAS 123R, which will result in a significant difference in the way in which we account for equity-based compensation. SFAS 123R is relatively new and, while it is expected to become mandatory in the future, to date has not yet been adopted by many companies. As a result, it may be difficult for analysts and others reviewing our financial statements to compare our financial statements to our prior period statements and to those of other companies that have not adopted SFAS 123R. Our stock price could be adversely affected if, as a result of adoption SFAS 123R, our financial performance compares unfavorably to other similarly situated companies.

SFAS 123R is a new and very complex accounting standard the application of which requires significant judgment and the use of estimates, particularly surrounding stock price volatility, option forfeiture rates and expected option lives, to build a model for valuing equity-based compensation. There is little experience or guidance with respect to developing these assumptions and models. There is also uncertainty as to how the standard will be interpreted and applied as more companies adopt the standard and companies and their advisors gain experience with the standard.

There is a risk that, as we and others gain experience with SFAS 123R or as a result of subsequent accounting guidelines, we could determine that the assumptions or model we used requires modification. Any such modification could result in significantly different charges in future periods and, potentially, could require us to correct the charges taken in prior periods.

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

We Have a History of Losses and May Not Achieve or Maintain Profitability

Since inception, we have funded our business primarily through selling our stock, not from cash generated from our business. We have incurred annual losses in each of the years since we were formed. We incurred losses of $3.3 million and $3.0 million for the three months ended July 31, 2005 and 2004, respectively. As of July 31, 2005, we had an accumulated deficit of approximately $292.3 million.

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

We Have Many New Sales Representatives, Particularly in Our International Sales Force, Who Could Take Time to Reach Productivity which could Result in Lost or Delayed Sales

We sell our products primarily through our direct sales force. Late in fiscal 2003 and continuing through fiscal 2004, we reorganized our North American sales organization. In fiscal 2005 we began to reorganize our international sales organization, a process that is still underway. In connection with these changes, we have recently hired new country managers for Taiwan and Japan. As a result of these changes, many of our account executives, particularly our international sales executives, are relatively new to Agile. It generally takes six to twelve months for a new account executive to become fully productive. Changes in account executives can also result in the need to reestablish relationships with existing customers. This can result in dissatisfaction, and lost or delayed sales as customers become accustomed to their new account executives.

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

In addition, prior to the acquisition of Eigner, most of our revenues have been denominated in United States dollars. In both Europe and Japan, an increasing portion of our revenue is denominated in local currencies (Euro, Swiss Francs or British Pounds in Europe, and Yen in Japan). As a result, we are exposed to greater risks in currency fluctuations. We currently do not engage in foreign exchange hedging activities, and therefore our international revenues and expenses are currently subject to the risks of foreign currency fluctuations. For example, we assumed a Euro-denominated obligation in connection with our acquisition of Eigner. As a result of the Euro strengthening against the US Dollar during fiscal 2004, we recorded an unrealized loss from foreign currency translation of $639,000 related to this obligation. As a result of the US Dollar strengthening against the Euro during the three months ended July 31, 2005, we recorded an unrealized loss from foreign currency translation of $250,000. While we are evaluation hedging strategies, we may continue to experience losses resulted from foreign currency fluctuations in the future.

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

	Maturing within 12 months	Maturing between 1 and 2 years	Total
Cash equivalents	$49,073	$—	$49,073
Weighted average interest rate	3.30%	—%	3.30%
Investments	$86,757	$21,921	$108,678
Weighted average interest rate	2.29%	3.59%	2.55%

Total investment securities	$135,830	$21,921	$157,751

Weighted average interest rate	2.65%	3.59%	2.78%

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

The Court has granted preliminary approval of the settlement and set a final approval hearing date of April 24, 2006.

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

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission Of Matters To A Vote Of Security Holders

Not Applicable

Item 5. Other Information

On September 6, 2005, we entered into a letter agreement with Jay Fulcher, our President and Chief Operating Officer. Mr. Fulcher holds an option which he must exercise as to 50,000 shares on or before December 31, 2005 or the option will expire as to those shares. We have agreed with Mr. Fulcher that he will exercise the option during the “open” trading window that will occur in December 2005 and, should he be precluded from selling shares at that time for any reason, we will withhold shares from the exercise and remit on his behalf any withholding taxes due as a result of the option exercise. A copy of the letter agreement is attached as an exhibit to this report.

Item 6. Exhibits And Reports On Form 8-K

(a)	Exhibits

3.1	Certificate of Incorporation of Agile Software Corporation, as amended to date. (1)

3.2	Certificate of Elimination and Certificate of Amendment. (1)

3.3	Amended and Restated Bylaws of Agile Software Corporation. (2)

4.1	Specimen Common Stock Certificate. (1)

4.2	Form of Rights Agreement between Agile Software Corporation and Fleet National Bank, as Rights Agent (including as Exhibit A the form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B the form of Right Certificate, and as Exhibit C the Summary of Terms of Rights Agreement). (2)

10.1*	Amended and Restated 1995 Stock Option Plan(1)

10.2*	1999 Employee Stock Purchase Plan(1)

10.3*	2000 Nonstatutory Stock Option Plan(3)

10.4*	Form of Option Agreement and Related Restricted Stock Agreement(4)

10.5*	Form of Indemnity Agreement between Agile Software Corporation and its directors and officers(1)

10.6*	Executive Retention and Severance Plan adopted by the Company on October 17, 2002 and entered into with its executive officers and certain key employees, together with forms of Participation Agreement and Release of Claims Agreement(5)

10.7	Sublease dated May 9, 2003 made by and between Nortel Networks Inc. (as successor in interest to Alteon Web Systems), as sub landlord, and Agile Software Corporation as subtenant(6)

10.8*	Letter agreement re: tax withholding

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Agile’s Registration Statement on Form S-1 (Reg. No. 333-81387), declared effective on August 19, 1999.

(2)	Incorporated by reference to Agile’s Current Report on Form 8-K (file No. 000-27071), filed on April 26, 2001.
(3)	Incorporated by reference to Agile’s Registration Statement on Form S-8 (Reg. No. 333-35416), filed on April 21, 2000.
(4)	Incorporated by reference to Agile’s Amendment No. 1 to Schedule TO filed on August 24, 2005.
(5)	Incorporated by reference to Agile’s Quarterly Report on Form 10-Q (file No. 000-27071), filed on December 13, 2002.
(6)	Incorporated by reference to Agile’s Annual Report on Form 10-K (file No. 000-27071), filed on July 28, 2003.
*	Management contract or compensatory plan

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

Date: September 8, 2005