Form 10-Q
period 2005-10-31
AGILE SOFTWARE CORP
filed 2005-12-12
CIK 1088653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

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

The number of shares of Common Stock of Agile Software Corporation issued and outstanding as of October 31, 2005 was 54,467,260.

AGILE SOFTWARE CORPORATION

FORM 10-Q

OCTOBER 31, 2005

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AGILE SOFTWARE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31, 2005	April 30, 2005(1)
ASSETS
Current assets:
Cash and cash equivalents	$96,675	$81,760
Short-term investments	86,023	93,444
Accounts receivable, net of allowance for doubtful accounts of $1,789 and $1,892 as of October 31, 2005 and April 30, 2005, respectively	20,472	26,899
Other current assets	4,241	5,157

Total current assets	207,411	207,260

Long-term investments	17,945	23,176
Property and equipment, net	9,770	10,067
Intangible assets, net	9,756	12,735
Other assets	1,026	1,127
Goodwill	66,716	66,658

Total assets	$312,624	$321,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,798	$8,409
Accrued expenses and other liabilities	16,886	16,275
Accrued restructuring, current	765	2,010
Deferred revenue	23,199	25,190

Total current liabilities	47,648	51,884

Accrued restructuring, non-current	432	615
Deferred revenue, non-current	1,255	1,647
Other non-current liabilities	4,990	5,996

Total liabilities	54,325	60,142

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common Stock	55	54
Additional paid-in capital	554,488	551,846
Notes receivable from stockholders	(77)	(77)
Unearned stock compensation	—	(526)
Accumulated other comprehensive loss	178	(1,391)
Accumulated deficit	(296,345)	(289,025)

Total stockholders’ equity	258,299	260,881

Total liabilities and stockholders’ equity	$312,624	$321,023

(1)	Amounts as of April 30, 2005 have been derived from audited financial statements as of that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGILE SOFTWARE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Revenues:
License	$10,076	$11,206	$23,477	$21,520
Service	21,403	17,011	42,386	33,178

Total revenues	31,479	28,217	65,863	54,698

Cost of revenues:
License	835	1,164	1,607	2,241
Service (1)	10,731	8,013	22,413	15,582
Amortization of intangible assets	725	177	1,450	355

Total cost of revenues	12,291	9,354	25,470	18,178

Gross margin	19,188	18,863	40,393	36,520

Operating expenses:
Sales and marketing (1)	12,332	11,122	25,162	21,458
Research and development (1)	8,534	5,515	16,755	10,845
General and administrative (1)	2,868	2,744	6,314	5,477
Amortization of intangible assets	627	390	1,229	1,046
Restructuring charges	—	—	—	2,132

Total operating expenses	24,361	19,771	49,460	40,958

Loss from operations	(5,173)	(908)	(9,067)	(4,438)
Interest and other income, net	1,284	1,078	2,154	1,878

Income (loss) before provision for income taxes	(3,889)	170	(6,913)	(2,560)
Provision for income taxes	111	262	407	535

Net loss	$(4,000)	$(92)	$(7,320)	$(3,095)

Net loss per share:
Basic and diluted	$(0.07)	$(0.00)	$(0.14)	$(0.06)

Weighted average shares	53,757	52,677	53,674	52,560

(1)    Effective May 1, 2005, Agile adopted FAS 123(R), “Share-Based Payments,” and uses the modified prospective method to value its share-based payments. Accordingly, for the three and six months ended October 31, 2005, stock compensation was accounted under FAS 123(R) while for the three and six months ended October 31, 2004, stock compensation was accounted under APB 25, “Accounting for Stock Issued to Employees.” See Note 1 - Summary of Significant Accounting Policies. The amounts in the tables above includes stock compensation as follows:

Cost of service revenue	$181	$53	$273	$143
Sales and marketing	478	85	891	244
Research and development	142	8	203	23
General and administrative	206	51	404	123

Total stock compensation	$1,007	$197	$1,771	$533

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGILE SOFTWARE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended October 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(7,320)	$(3,095)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts	16	175
Depreciation and amortization	4,797	4,005
Stock compensation	1,771	533
Non-cash portion of restructuring charges	—	39
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	5,935	(571)
Other assets, current and non-current	889	117
Accounts payable	(1,341)	2,213
Accrued expenses and other liabilities	(528)	(2,527)
Deferred revenue	(1,952)	(2,942)

Net cash provided by (used in) operating activities	2,267	(2,053)

Cash flows from investing activities:
Purchases of investments	(21,951)	(68,957)
Proceeds from maturities of investments	36,026	121,350
Cash paid in business combinations, net of cash acquired	242	(788)
Acquisition of property and equipment	(1,950)	(2,167)

Net cash provided by investing activities	12,367	49,438

Cash flows from financing activities:
Proceeds from issuance of common stock, net of repurchases	1,397	2,183
Repayment of notes receivable from stockholders	—	6

Net cash provided by financing activities	1,397	2,189

Effect of exchange rate changes on cash	(1,116)	567

Net increase in cash and cash equivalents	14,915	50,141
Cash and cash equivalents at beginning of period	81,760	45,337

Cash and cash equivalents at end of period	$96,675	$95,478

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

As a result of changes in industry practice related to auction rate securities and in order to comply with the requirements of applicable accounting literature, we reclassified our auction rate securities previously classified as cash equivalents, as short-term investments beginning with the quarter ended January 31, 2005. The Company had historically classified these instruments as cash equivalents if the period between interest rate resets was 90 days or less, which was based on our ability to either liquidate our holdings or roll our investment over to the next reset period. As a result of this reclassification, cash and cash equivalents was reduced, and short term investments was increased, by $43.6 million and $67.7 million at October 31, 2004 and April 30, 2004, respectively, and corresponding changes were made in our unaudited condensed consolidated statements of cash flows. This reclassification has no impact on our net loss or net loss per share for any period presented.

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

Concentrations of credit risk and significant customers

In the three and six months ended October 31, 2005 and 2004, none of our customers accounted for more than 10% of our total revenue. As of October 31, 2005 and April 30, 2005, none of our customers accounted for more than 10% of our net accounts receivable.

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

AGILE SOFTWARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Under the provisions of SFAS 123R, we recorded $1,007,000 and $1,771,000 of stock compensation on our unaudited condensed consolidated statement of operations for the three and six months ended October 31, 2005, respectively. We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R with the following weighted-average assumptions:

	Three Months Ended October 31, 2005		Six Months Ended October 31, 2005
	Stock Option Plan	Purchase Plan	Stock Option Plan	Purchase Plan
Dividend yield	—	—	—	—
Expected volatility	60%	33%	65%	34%
Average risk-free interest rate	3.87%	3.75%	3.65%	3.54%
Expected life (in years)	4.5	.5	4.5	.5

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is based on the combination of historical volatility of our common stock over the period commensurate with the expected life of the options and the mean historical implied volatility from traded options with a term of 180 days or greater measured over one year. The risk-free interest rate is derived from the average U.S. Treasury Strips rate during the period, which approximates the rate in effect at the time of grant. The expected life calculation is based on the observed and expected time to post-vesting exercise and forfeitures of option by our employees.

Based on the above assumptions, the weighted-average fair values of the options granted under the stock option plans (excluding options issued under the option exchange discussed below) and shares subject to purchase under the employee stock purchase plan for the three months ended October 31, 2005 were $5.72 and $1.68, respectively. The weighted-average fair values of the options granted under the stock option plans (excluding the option exchange discussed below) and shares subject to purchase under the employee stock purchase plan for the six months ended October 31, 2005 were $4.78 and $1.72, respectively.

Based on our historical experience of pre-vesting option cancellations, we have assumed an annualized forfeiture rate of 15% for our options. Under the true-up provisions of SFAS 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

SFAS 123R requires us to present pro forma information for the comparative period prior to the adoption as if we had accounted for all our employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation to the prior-year periods (dollars in thousands, except per-share data).

	Three Months Ended October 31, 2004	Six Months Ended October 31, 2004
Net loss as reported	$(92)	$(3,095)
Add: employee stock compensation included in reported net loss	197	537
Less: employee stock compensation under SFAS No. 123	(6,254)	(10,957)

Pro forma net loss	$(6,149)	$(13,515)

Net loss per basic and diluted share as reported	$(0.00)	$(0.06)

Pro forma net loss per basic and diluted share	$(0.12)	$(0.26)

During the three months ended October 31, 2004, the weighted-average fair values of the options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan were $4.23 and $2.29, respectively. During the six months ended October 31, 2004, the weighted-average fair values of the options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan were $4.16 and $2.49, respectively. We utilized the Black-Scholes valuation model for estimating these fair values with the following weighted-average assumptions:

AGILE SOFTWARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended October 31, 2004		Six Months Ended October 31, 2004
	Stock Option Plan	Purchase Plan	Stock Option Plan	Purchase Plan
Dividend yield	—	—	—	—
Expected volatility	46%	45%	47%	46%
Average risk-free interest rate	3.33%	1.79%	3.59%	1.72%
Expected life (in years)	5.5		5.5

The amortization of stock compensation under SFAS 123R for the period after its adoption, and under APB 25 or SFAS 123 (pro forma disclosure) for the period prior to the adoption of SFAS 123R was done in accordance with Financial Accounting Standard Board (“FASB”) Interpretation (“FIN”) No. 28 (i.e. accelerated method). Total compensation cost of options and restricted stocks granted but not yet vested as of October 31, 2005 was $5.3 million, which is expected to be recognized over the weighted average period of 1.8 years.

The following table summarizes activity under all stock option plans (in thousands, except for per share and contractual term amounts):

	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Balance at April 30, 2005	6,993	19,323	$9.24

Options authorized	1,000	—	—
Options granted	(4,297)	4,297	0.54
Options exercised	—	(692)	0.42
Options canceled	12,372	(12,372)	10.72
Unvested shares repurchased	—	—	—

Balance at October 31, 2005	16,068	10,556	$4.55	5.8	$30,578

Exercisable, October 31, 2005 (2)		7,466	$4.84	5.4	$20,067

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing price of our common stock on October 31, 2005 (i.e. $7.10) and the exercise price of the underlying options.
(2)	Includes options to purchase 2.1 million shares of common stock that are exercisable ahead of vesting. Shares purchased ahead of vesting are subject to reacquisition by Agile in the event of termination of the optionee’s employment.

During each of the three and six month periods ended October 31, 2005, the total intrinsic value of stock options exercised was $4.6 million.

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

The primary purpose of the accelerated vesting was to reduce future compensation expense associated with the accelerated stock options upon the planned adoption of SFAS 123R. We estimate that the acceleration eliminated $24.7 million in future compensation charges we would otherwise have taken with respect to the accelerated options. Based on its

AGILE SOFTWARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

consideration of the expense savings and the current intrinsic and perceived value of the accelerated stock options, the Company’s Board of Directors believes that the acceleration is in the best interests of the Company and its shareholders. The Board of Directors further believes that the acceleration is consistent with anticipated changes in the Company’s overall equity compensation approach, which are expected to include a reduced use of stock options.

Option Exchange

On July 11, 2005, Agile extended an offer to exchange outstanding options with an exercise price of $6.76 per share or greater for new options with an exercise price of $0.001. The exchange ratio in the offer was one new option share for each three old option shares tendered for exchange. The new options vest over a period of approximately two years (one-third on December 1, 2005, one-third on September 1, 2006 and one-third on June 1, 2007). Participation in the offer was voluntary, and was limited to then-current employees. Non-employee members of the board of directors were not eligible to participate. At the time the offer was made, there were options to purchase 19.1 million shares outstanding, of which options to purchase approximately 14 million shares were eligible for exchange in the exchange offer.

On midnight of August 19, 2005, the exchange offer expired. Of the approximately 14 million options eligible to participate in exchange offer, 11.6 million options were surrendered and exchanged into approximately 3.9 million new options with an exercise price equal to our common stock par value of $0.001 on the next business day (August 22, 2005). As a result of the exchange, our total number of options outstanding (“overhang”) decreased by 7.7 million.

New options granted to U.S. employees (including U.S. taxpayers employed in India) will be immediately exercisable for restricted stocks and will only be exercisable until November 30, 2005. The restricted stock also vests over the same period of approximately two years. Each time the restricted stock purchased on exercise of a new option vests, we will withhold sufficient shares to cover the minimum statutory tax withholding requirements, based on the market value of our common stock at the time of vesting. As a result, the number of shares of restricted stocks outstanding will decrease by the number of shares withheld to cover the tax obligation arising on each vesting date, and Agile would have to make a cash payment to the Internal Revenue Service and state tax authorities for the applicable withholding taxes. On the first vesting date on December 1, 2005, we withheld 388,000 shares of restricted stocks for this purpose, which translates into $2.4 million of withholding tax obligations.

For financial accounting purposes, the exchange resulted in an additional stock compensation of $315,000, which will be recognized over the approximately two-year vesting term of the new options or restricted stock.

Unearned stock compensation

Prior to the adoption of SFAS 123R, we recorded unearned stock compensation when we issued restricted common stock or options to purchase common stock with exercise prices below fair value at the date of grant. Stock compensation was recognized as an expense over the applicable vesting period of the related options, generally five years.

During the three and six months ended October 31, 2004, we terminated employment of individuals for whom we had recorded unearned stock compensation and had recognized related expense on an accelerated basis. Upon termination, we recorded as a recovery within the statements of operations the difference between the actual expenses recorded using the accelerated method and the expense that would have been recorded under the straight-line method. Additionally, during the three and six months ended October 31, 2004, the termination of these individuals reduced unearned stock compensation, which would have been amortized to future expense, by $9,000 and $42,000, respectively.

Amortization of employee and non-employee stock options, and recoveries due to cancellations was as follows (in thousands):

	Three Months Ended October 31, 2004	Six Months Ended October 31, 2004
Amortization - employees	$200	$542
Amortization - non-employees	—	(4)
Recovery - employees	(3)	(5)

Total stock compensation	$197	$533

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands except per share data):

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Numerator:
Net loss	$(4,000)	$(92)	$(7,320)	$(3,095)

Denominator:
Weighted average shares	53,924	52,689	53,757	52,578
Weighted average unvested shares of restricted common stock subject to repurchase	(167)	(12)	(83)	(18)

Denominator for basic and diluted calculation	53,757	52,677	53,674	52,560

Net loss per share:
Basic and diluted	$(0.07)	$(0.00)	$(0.14)	$(0.06)

The following table sets forth, as of the dates indicated below, potential dilutive shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive (in thousands):

	As of October 31,
	2005	2004
Unvested common stock subject to repurchase	620	12
Options to purchase common stock	10,553	19,132

Total shares excluded	11,173	19,144

Note 3—Comprehensive Loss:

Comprehensive loss, which is reflected as a component of stockholders’ equity, includes net loss, unrealized gains or losses on investments, and foreign currency translation adjustments, as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Net loss	$(4,000)	$(92)	$(7,320)	$(3,095)
Other comprehensive gain (loss):
Unrealized gain (loss) on investments	355	180	1,423	(164)
Foreign currency translation adjustment	(95)	(263)	147	(482)

Other comprehensive gain (loss)	$260	$(83)	$1,570	$(646)

Total comprehensive loss	$(3,740)	$(175)	$(5,750)	$(3,741)

Note 4—Business Combinations - Cimmetry:

On February 3, 2005, we acquired substantially all of the assets and assumed certain liabilities of Cimmetry Systems, Inc. (“Cimmetry”), a privately held company. Cimmetry is a leading provider of visualization and collaboration solutions. Through the acquisition of Cimmetry we acquired visual collaboration software that has become an increasingly important element of PLM solutions. Under the terms of the acquisition, we paid approximately $44.0 million in cash. We funded the consideration from our current investments. We had been partnering with Cimmetry for a number of years to solve critical viewing and collaboration issues, and prior to the acquisition, we integrated the Cimmetry software into our products under a license from Cimmetry.

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

The aggregate purchase price for the Cimmetry acquisition has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition—see the table below. The net tangible assets acquired and liabilities assumed in the acquisition, as discussed further below, were recorded at the fair value, which approximated the carrying amounts at the acquisition date. We determined the valuation of the identifiable intangible assets using future revenue assumptions and a valuation analysis from an independent appraiser. The amounts allocated to the identifiable intangible assets were determined through established valuation techniques accepted in the technology and software industries. In calculating the value of the acquired in-process research and development (“IPR&D”), we gave consideration to relevant market size and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles, and the estimated lives of each of the products derived from the underlying technology. The value of the acquired IPR&D reflects the relative value and contribution of the acquired research and development. Consideration was given to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project in determining the value assigned to the acquired IPR&D. The amounts allocated to the acquired IPR&D were immediately expensed in the period the acquisition was completed because the projects associated with the IPR&D efforts had not yet reached technological feasibility and no future alternative uses existed for the technology. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the other identifiable intangible assets. Key assumptions included discount factors ranging from 20% to 23%, estimates of revenue growth, maintenance renewal rates, cost of sales, operating expenses and taxes. The purchase price in excess of the identified tangible and intangible assets was allocated to goodwill.

The aggregate purchase price for the Cimmetry acquisition has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as follows (in thousands):

Cimmetry
Tangible assets acquired:
Cash and cash equivalents	$—
Accounts receivable	3,525
Property and equipment	135
Other assets	140
Liabilities assumed:
Accounts payable	(353)
Accrued expenses and other liabilities	(1,087)
Deferred revenue	(1,524)
Identifiable intangible assets acquired:
In-process research and development	1,700
Other identifiable intangible assets:
Developed technology	6,600
Customer relationships	2,400
Trademark	1,200
Non-compete agreements	80
Goodwill	31,231

Total	$44,047

AGILE SOFTWARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5—Goodwill and Intangible Assets:

Goodwill

The activity within goodwill for the six months ended October 31, 2005 are as follows (in thousands):

Balance as of April 30, 2005	$66,658
Cimmetry purchase price allocation adjustments	58

Balance as of October 31, 2005	$66,716

Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer subject to amortization. Rather, we evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable.

As at October 31, 2005, $31.2 million of goodwill is deductible for tax purpose.

Intangible Assets

The components of acquired identifiable intangible assets are as follows (in thousands):

	October 31, 2005			April 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Developed technologies	$9,200	$(3,415)	$5,785	$9,200	$(1,965)	$7,235
Customer relationships	6,882	(3,981)	2,901	7,182	(2,892)	4,290
Trademark	1,200	(180)	1,020	1,200	(60)	1,140
Non-compete agreements	1,280	(1,230)	50	1,280	(1,210)	70

	$18,562	$(8,806)	$9,756	$18,862	$(6,127)	$12,735

All of our acquired identifiable intangible assets are subject to amortization and have approximate original estimated weighted-average useful lives as follows: Developed technologies—three to five years; Customer relationships—three years; Trademark—five years; Non-compete agreements—two years. No significant residual value is estimated for the intangible assets.

As of October 31, 2005, the estimated future amortization expense of acquired identifiable intangible assets is as follows (in thousands):

Fiscal Years:
2006 (remaining six months)	$2,704
2007	4,037
2008	2,595
2009	240
2010	180

Total	$9,756

Note 6—Restructuring Charges:

From time to time, management has initiated various restructurings of our operations and facilities. These restructurings have been taken primarily in response to redundant or excess capacity brought about by acquisitions and/or significant changes in economic conditions and market demand. During the second quarter of fiscal 2003, we recorded a restructuring charge of $5.2 million (the “2003 Restructuring”). The 2003 Restructuring consisted primarily of the consolidation of excess facilities and abandonment of certain assets in connection with the consolidation of excess facilities. As of October 31, 2005, $745,000 of the 2003 Restructuring obligations remained, which represents costs related to excess facilities.

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

In connection with our acquisition of Eigner US, Inc. during the second quarter of fiscal 2004, we recorded an additional restructuring charge of $1.2 million, primarily related to the severance, benefits, payroll taxes and other associated costs of the termination of 33 Agile employees.

As of October 31, 2005, none of the 2004 Restructuring obligations remained.

In the first quarter of fiscal 2005, we announced a further restructuring involving termination of employment of approximately 15% of our employees worldwide and consolidation of our Chinese development centers into a single location (the “2005 Restructuring”). In connection with the 2005 restructuring, we recorded a restructuring charge of $2.1 million. As of October 31, 2005, $420,000 of the 2005 Restructuring obligations remained, which represents costs related to severance.

We review the assumptions used in estimating our restructuring charges, principally sublease income expectations for excess facilities and employee termination expenses, quarterly. Based upon this review, we did not make any material adjustments to our prior restructuring estimates and assumptions during the quarter ended October 31, 2005. Furthermore, we currently do not expect our existing restructuring estimates and assumptions to change materially.

Summary of Restructuring Obligations

The significant activity within and components of the restructuring charges during the six months ended October 31, 2005 are as follows (in thousands):

	Employee Termination Costs	Facility- Related Costs	Total
Restructuring obligations at April 30, 2005	$420	$2,205	$2,625
Cash payments	—	(1,428)	(1,428)

Restructuring obligations at October 31, 2005 (1)	$420	$777	$1,197

Accrued restructuring, current			$765
Accrued restructuring, non-current			432

			$1,197

(1)	The remaining employee termination and facility-related obligations are expected to be paid through the quarter ending January 31, 2008.

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

AGILE SOFTWARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

AGILE SOFTWARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following geographic information is presented for the three and six months ended October 31, 2005 and 2004 (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Revenues:
North America	$22,624	$18,913	$47,309	$36,211
Europe	6,761	7,253	15,621	14,234
Asia-Pacific	2,094	2,051	2,933	4,253

	$31,479	$28,217	$65,863	$54,698

No single customer has accounted for 10% or more of total revenues for the three and six months ended October 31, 2005 and 2004.

The following table presents our long-lived assets by geographic location, as of the balance sheet dates (in thousands):

	October 31, 2005	April 30, 2005
Long-lived assets:
North America	$8,122	$8,335
Europe	1,164	1,401
Asia-Pacific	484	331

	$9,770	$10,067

Note 9—Subsequent Events:

In order to better align our cost structure with our recent and anticipated near-term revenues, on December 9, 2005, we committed ourselves to certain cost reduction measures for which we will be recording a restructuring charge. Specifically, we will terminate the employment of approximately 15-20 employees and will also discontinue the use of a portion of our facilities in Tokyo, Japan and a sales office in Boston, Massachusetts.

In connection with these actions, we expect to incur a restructuring charge and cash payments of $1.25 million to $2.5 million, comprised of severance payments of $1.0 million to $2.0 million, and facilities and equipment elimination expenses of $250,000 to $500,000. We expect to complete these actions during the quarter ending January 31, 2006, and will record the restructuring charge in this period. Associated severance and rent payments will continue into future periods.

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

Our year over year revenues increased as a result of the addition of revenue from Cimmetry, which we acquired in February 2005. We were able to achieve the following results in the second quarter of fiscal 2006:

•	We recorded second quarter total revenues of $31.5 million, a 12% increase from total revenues of $28.2 million in the prior-year period.

•	Our cash flows provided by operations for the six months ended October 31, 2005 were $2.3 million. This is the fourth consecutive quarter of positive cash flows from operating activities. In addition, we maintained a cash and investments balance as of October 31, 2005 of $200.6 million.

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Revenues:
License	32%	40%	36%	39%
Service	68	60	64	61

Total revenues	100	100	100	100

Cost of revenues:
License	3	4	3	4
Service(1)	34	28	34	28
Amortization of intangible assets	2	1	2	1

Total cost of revenues	39	33	39	33

Gross margin	61	67	61	67

Operating expenses:
Sales and marketing:(1)	39	39	38	39
Research and development:(1)	27	20	25	20
General and administrative:(1)	9	10	10	10
Amortization of intangible assets	2	1	2	2
Acquired in-process technology	—	—	—	—
Impairment of goodwill and other intangible assets	—	—	—	—
Merger related expenses (benefit)	—	—	—	—
Restructuring and other charges	—	—	—	4

Total operating expenses	77	70	75	75

Loss from operations	(16)	(3)	(14)	(8)
Interest and other income, net	4	4	4	3

Income (loss) before provision for income taxes	(12)	1	(10)	(5)
Provision for income taxes	1	1	1	1

Net loss	(13)%	0%	(11)%	(6)%

(1)    Effective May 1, 2005, Agile adopted FAS 123(R), “Share-Based Payments,” and uses the modified prospective method to value its share-based payments. Accordingly, for the three and six months ended October 31, 2005, stock compensation was accounted under FAS 123(R) while for the three and six months ended October 31, 2004, stock compensation was accounted under APB 25, “Accounting for Stock Issued to Employees.” See Note 1 - Summary of Significant Accounting Policies. The amounts in the tables above includes stock compensation as follows:

Cost of service revenue	1%	—%	1%	—%
Sales and marketing	1	1	1	1
Research and development	—	—	—	—
General and administrative	1	—	1	—

Total stock compensation	3%	1%	3%	1%

Comparison of the Three and Six Months Ended October 31, 2005 and 2004

Revenues

Total revenues for the three months ended October 31, 2005 increased by $3.3 million, or 12% from the prior-year period. This increase was primarily attributable to revenue from Cimmetry. Total revenues for the six months ended October 31, 2005 increased by $11.2 million, or 20% from the prior-year period. This increase was primarily attributable to the addition of Cimmetry, an increase in service revenue in North America and an increase in license revenue in Europe.

In the three and six months ended October 31, 2005 and 2004, none of our customers accounted for more than 10% of our total revenue or net accounts receivable.

Our revenues by geographic region for the three and six months ended October 31, 2005 and 2004 are as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2005	2004	2005	2004
Revenues:
North America	$22,624	$18,913	$47,309	$36,211
Europe	6,761	7,253	15,621	14,234
Asia-Pacific	2,094	2,051	2,933	4,253

	$31,479	$28,217	$65,863	$54,698

During the three months ended October 31, 2005 and 2004, revenues from customers located outside of North America were approximately 28% and 33% of total revenues, respectively. During the six months ended October 31, 2005 and 2004, revenues from customers located outside of North America were approximately 28% and 34% of total revenues, respectively. Revenues from customers located outside of North America during those periods were derived primarily from sales to customers in Europe and, to a lesser extent, the Asia-Pacific region.

License Revenue

The following table sets forth a summary of our license revenue in absolute dollars and expressed as a percentage of total revenues for the three and six months ended October 31, 2005 and 2004.

	Three Months Ended October 31,		% Change	Six Months Ended October 31,		% Change
	2005	2004		2005	2004
	(in thousands, except percentages)			(in thousands, except percentages)
License revenue	$10,076	$11,206	(10)%	$23,477	$21,520	9%
As a percentage of total revenues	32%	40%		36%	39%

The decrease in license revenue in absolute dollars during the three months ended October 31, 2005 when compared to the prior-year period was primarily due to a decreases in license revenue in North America and Europe, partially offset by the addition of revenue from Cimmetry. The increase in license revenue in absolute dollars during the six months ended October 31, 2005 when compared to the prior-year period was due to the addition of revenue from Cimmetry, partially offset by a decrease in North American license revenue. A majority of Cimmetry’s revenue is derived from customers located in North America.

Service Revenue

The following table sets forth a summary of our service revenue in absolute dollars and expressed as a percentage of total revenues for the three and six months ended October 31, 2005 and 2004.

	Three Months Ended October 31,		% Change	Six Months Ended October 31,		% Change
	2005	2004		2005	2004
	(in thousands, except percentages)			(in thousands, except percentages)
Professional service	$8,074	$6,566	23%	$16,541	12,315	34%
Maintenance	13,329	10,445	28%	25,845	20,863	24%

Total service revenue	$21,403	$17,011	26%	$42,386	$33,178	28%

As a percentage of total revenues	68%	60%		64%	61%

Service revenue includes fees earned, and to a lesser extent reimbursable expenses incurred, in connection with consulting, software implementation and training services we provide to our customers as well as fees from software maintenance agreements we offer. Service revenue inherently lags behind the related license revenue as the service engagements and maintenance (and the related revenue) commence after the initial license sale. As a result, the positive or negative impact of increasing or decreasing license revenue on service revenue tends to be delayed by one to two quarters. Additionally, as our maintenance revenue in any given period is derived from a larger customer base than our license revenue in that period, the percentage of increase or decrease in maintenance revenue is generally smaller than the percentage of increase or decrease in license revenue.

The increase in service revenue in absolute dollars for the three months ended October 31, 2005 compared to the prior-year period was primarily derived from a $2.5 million increase in North American maintenance revenue, approximately half of which was derived from Cimmetry and a $1.5 million increase in professional services revenue, primarily in North America. The increase in service revenue in absolute dollars during the six months ended October 31, 2005 compared to the prior-year period was primarily derived from a $4.8 million increase in professional services in North America. Our North American maintenance revenue also increased by $4.2 million, approximately half of which was due to our acquisition of Cimmetry.

For the three months ending January 31, 2006, we expect service revenue to decrease slightly due to lower utilization rates for our professional services personnel due to the holiday season.

Cost of Revenues

Cost of License Revenue

The following table sets forth a summary of our cost of license revenue in absolute dollars and expressed as a percentage of total revenues for the three and six months ended October 31, 2005 and 2004.

	Three Months Ended October 31,		% Change	Six Months Ended October 31,		% Change
	2005	2004		2005	2004
	(in thousands, except percentages)			(in thousands, except percentages)
Cost of license revenue	$835	$1,164	(28)%	$1,607	$2,241	(28)%
As a percentage of license revenue	8%	10%		7%	10%

Our cost of license revenue includes license fees due to third parties for technology integrated into or sold with our products, and the cost of order processing and fulfillment.

The decrease in cost of license revenue in absolute dollars and as a percentage of license revenue during the three and six months ended October 31, 2005 when compared to the prior-year periods was primarily due to our purchase of Cimmetry, which lowers the cost of embedded third-party software as we had formerly licensed Cimmetry software to include in our products.

In the future, we expect cost of license revenue in absolute dollars to increase or decrease in direct relation to overall license revenue. We expect cost of license revenue as a percentage of license revenue to remain comparable to the results for the three months ended October 31, 2005. Actual results may fluctuate somewhat depending upon the amount of non-embedded third-party software sold in any particular period.

Cost of Service Revenue

The following table sets forth a summary of our cost of service revenue in absolute dollars and expressed as a percentage of total revenues for the three and six months ended October 31, 2005 and 2004.

	Three Months Ended October 31,		% Change	Six Months Ended October 31,		% Change
	2005	2004		2005	2004
	(in thousands, except percentages)			(in thousands, except percentages)
Cost of service revenue, excluding stock compensation	$10,550	$7,960	33%	$22,140	$15,439	43%
Stock compensation	181	53	242%	273	143	91%

Total cost of service revenue	$10,731	$8,013	34%	$22,413	$15,582	44%
As a percentage of service revenue (excluding stock compensation)	49%	47%		52%	47%

Our cost of service revenue includes salaries and related expenses for the implementation, training services, and customer support organizations, costs of third parties contracted to provide implementation and maintenance renewal services to customers and an allocation of overhead expenses, including rent, information technology and other overhead expenses. In addition, cost of service revenue includes support and upgrade fees paid to third parties with respect to the third-party software integrated into or sold with our products for which our customers have purchased support from us. Stock compensation is explained separately under “Stock Compensation” below.

The increase in cost of service revenue, excluding stock compensation, in absolute dollars during the three and six months ended October 31, 2005 when compared to the prior-year periods was primarily related to the increase in service revenue. As a percentage of service revenue, cost of service revenue increased by 2% and 5%, respectively, in the three and six months ended October 31, 2005 compared to the prior-year period. Approximately half of the increase was due to the recent hiring of additional service employees who take time to become fully productive. The other half of the increase was a result of higher proportion of professional service revenue in the current-year period, which carries a lower margin than our maintenance revenue.

For the three months ending January 31, 2006, we expect cost of service revenue, excluding stock compensation, in absolute dollars to be consistent to the results achieved in the three months ended October 31, 2005. As a percentage of service revenue, we expect cost of service revenue to increase modestly as a result of lower utilization rate due to holiday season.

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

Sales and Marketing

The following table sets forth a summary of our sales and marketing expenses in absolute dollars and expressed as a percentage of total revenues for the three and six months ended October 31, 2005 and 2004.

	Three Months Ended October 31,		% Change	Six Months Ended October 31,		% Change
	2005	2004		2005	2004
	(in thousands, except percentages)			(in thousands, except percentages)
Sales and marketing, excluding stock compensation	$11,854	$11,037	7%	$24,271	$21,214	14%
Stock compensation	478	85	462%	891	244	265%

Total sales and marketing	$12,332	$11,122	11%	$25,162	$21,458	17%
As a percentage of total revenues (excluding stock compensation)	38%	39%		37%	39%

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

The increase in sales and marketing expenses, excluding stock compensation, in absolute dollars during the three months ended October 31, 2005 when compared to the prior-year period was primarily related to $542,000 in increased personnel-related costs and $390,000 in increased marketing expenses primarily due to the addition of Cimmetry. The increase in sales and marketing expenses, excluding stock compensation, in absolute dollars during the six months ended October 31, 2005 when compared to the prior-year period was primarily related to $2.3 million in increased personnel-related costs associated with higher revenue, and $737,000 in increased marketing expenses primarily due to the addition of Cimmetry’s marketing activities.

For the three months ending January 31, 2006, we expect sales and marketing expenses, excluding stock compensation, in absolute dollars to slightly increase compared to the result achieved in the second quarter of fiscal 2006.

Research and Development

The following table sets forth a summary of our research and development expenses in absolute dollars and expressed as a percentage of total revenues for the three and six months ended October 31, 2005 and 2004.

	Three Months Ended October 31,		% Change	Six Months Ended October 31,		% Change
	2005	2004		2005	2004
	(in thousands, except percentages)			(in thousands, except percentages)
Research and development, excluding stock compensation	$8,392	$5,507	52%	$16,552	$10,822	53%
Stock compensation	142	8	1675%	203	23	783%

Total research and development	$8,534	$5,515	55%	$16,755	$10,845	54%
As a percentage of total revenues (excluding stock compensation)	27%	20%		25%	20%

In addition to the common recurring expenditures mentioned above, our research and development expenses consist of costs associated with the development of new products, enhancements of existing products, and quality assurance procedures. These costs consist primarily of consulting costs and the cost of software development tools and equipment. To date, all software development costs in research and development have been expensed as incurred because the expenses incurred after achieving technological feasibility have been immaterial. Stock compensation is explained separately under “Stock Compensation” below.

The increase in research and development expenses, excluding stock compensation, in absolute dollars and as a percentage of revenue during the three months ended October 31, 2005 when compared to the prior-year period was primarily related to (a) $1.9 million in increased compensation and benefits resulting from the addition of the Cimmetry workforce and to a lesser extent from increased spending on our existing products and (b) $905,000 in increased outside consulting fees related to work being performed on the next releases of our products, primarily Agile 9. The increase in research and development expenses, excluding stock compensation, in absolute dollars and as a percentage of revenue during the six months ended October 31, 2005 when compared to the prior-year period was primarily related to (a) $3.6 million in increased compensation and benefits resulting from the addition of the Cimmetry workforce and to a lesser extent from increased spending on our existing products and (b) $1.9 million in increased outside consulting fees related to work being performed on the next releases of our products, primarily Agile 9.

For the three months ending January 31, 2006, we expect research and development expenses, excluding stock compensation, in absolute dollars to increase slightly when compared with our results for the three months ended October 31, 2005 as we continue to invest in our products.

General and Administrative

The following table sets forth a summary of our general and administrative expenses in absolute dollars and expressed as a percentage of total revenues for the three and six months ended October 31, 2005 and 2004.

	Three Months Ended October 31,		% Change	Six Months Ended October 31,		% Change
	2005	2004		2005	2004
	(in thousands, except percentages)			(in thousands, except percentages)
General and administrative, excluding stock compensation	$2,662	$2,693	(1)%	$5,910	$5,354	10%
Stock compensation	206	51	304%	404	123	228%

Total general and administrative	$2,868	$2,744	5%	$6,314	$5,477	15%
As a percentage of total revenues (excluding stock compensation)	8%	10%		9%	10%

In addition to the common recurring expenditures mentioned above, our general and administrative expenses consist primarily of compensation and benefits costs, including stock compensation, for executive, finance, human resources, legal and administrative personnel, bad debt expense, and other costs associated with being a publicly held company, including SEC and Sarbanes-Oxley compliance and director compensation. Stock compensation is explained separately under “Stock Compensation” below.

General and administrative expenses, excluding stock compensation, in absolute dollars during the three months ended October 31, 2005 remained essentially flat when compared to the prior-year period because the addition of Cimmetry’s expense was offset by lower expenses related to Sarbanes-Oxley compliance. The increase in general and administrative expenses, excluding stock compensation, in absolute dollars during the six months ended October 31, 2005 when compared to the prior-year period was related to $274,000 in increased compensation and benefits primarily due to the addition of Cimmetry and $185,000 in increased outside consulting fees.

For the three months ending January 31, 2006, we expect general and administrative expenses, excluding stock compensation, to remain essentially flat in absolute dollars when compared with our results for the three months ended October 31, 2005.

Stock Compensation

The following table sets forth a summary of our stock compensation expenses in absolute dollars and expressed as a percentage of total revenues for the three and six months ended October 31, 2005 and 2004.

	Three Months Ended October 31,		% Change	Six Months Ended October 31,		% Change
	2005	2004		2005	2004
	(in thousands, except percentages)			(in thousands, except percentages)
Stock compensation:
Cost of revenues	$181	$53	242%	$273	$143	91%
Sales and marketing	478	85	462%	891	244	265%
Research and development	142	8	1675%	203	23	783%
General and administrative	206	51	304%	404	123	228%

Total stock compensation	$1,007	$197	411%	$1,771	$533	232%

As a percentage of total revenues	3%	1%		3%	1%

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

We use the modified prospective method to value our share-based payments under SFAS 123R. Accordingly, for the three and six months ended October 31, 2005, we accounted for stock compensation under SFAS 123R while for the three and six months ended October 31, 2004, we accounted for stock compensation under APB 25. Under APB 25, we were generally required to record compensation expense only if there were positive differences between the market value of our common stock and the exercise price of the options granted to employees as of the date of the grant. Under SFAS 123R, however, we record compensation expense for all share-based payments made to employees based on the fair value at the date of the grant. Therefore, stock compensation for the three and six months ended October 31, 2005 is not comparable to the prior-year periods.

For the three months ending January 31, 2006, we expect our stock compensation expense to increase when compared with our results for the three months ended October 31, 2005 due to the grant of new options and the exchange offering as discussed in Note 1 – Summary of Significant Accounting Policies of the notes to our condensed consolidated financial statements included elsewhere in this quarterly report.

Amortization of Intangible Assets

The following table sets forth a summary of our amortization of intangible assets in absolute dollars and expressed as a percentage of total revenues for the three and six months ended October 31, 2005 and 2004.

	Three Months Ended October 31,		% Change	Six Months Ended October 31,		% Change
	2005	2004		2005	2004
	(in thousands, except percentages)			(in thousands, except percentages)
Amortization of intangible assets	$1,352	$567	138%	$2,679	$1,401	91%
As a percentage of total revenues	4%	2%		4%	3%

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

The components of acquired identifiable intangible assets are as follows (in thousands):

	October 31, 2005			April 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Developed technologies	$9,200	$(3,415)	$5,785	$9,200	$(1,965)	$7,235
Customer relationships	6,882	(3,981)	2,901	7,182	(2,892)	4,290
Trademark	1,200	(180)	1,020	1,200	(60)	1,140
Non-compete agreements	1,280	(1,230)	50	1,280	(1,210)	70

	$18,562	$(8,806)	$9,756	$18,862	$(6,127)	$12,735

As of October 31, 2005, the estimated future amortization expense of acquired intangible assets is as follows (in thousands):

Fiscal Years:
2006 (remaining six months)	$2,704
2007	4,037
2008	2,595
2009	240
2010	180

Total	$9,756

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

Restructuring Charges

The following table sets forth a summary of our restructuring charges in absolute dollars and expressed as a percentage of total revenues for the three and six months ended October 31, 2005 and 2004.

	Three Months Ended October 31,		% Change	Six Months Ended October 31,		% Change
	2005	2004		2005	2004
	(in thousands, except percentages)			(in thousands, except percentages)
Restructuring and other charges	$—	$—	—	$—	$2,132	(100)%
As a percentage of total revenues	—	—		—	4%

From time to time, management has initiated various restructurings of our operations and facilities. These restructurings have been taken primarily in response to redundant or excess capacity brought about by acquisitions and/or significant changes in economic conditions and market demand. During the second quarter of fiscal 2003, we recorded a restructuring charge of $5.2 million (the “2003 Restructuring”). The 2003 Restructuring consisted primarily of the consolidation of excess facilities and abandonment of certain assets in connection with the consolidation of excess facilities. As of October 31, 2005, $745,000 of the 2003 Restructuring obligations remained, which represents costs related to excess facilities.

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

As of October 31, 2005, none of the 2004 Restructuring obligations remained.

In the first quarter of fiscal 2005, we announced a further restructuring involving termination of employment of approximately 15% of our employees worldwide and consolidation of our Chinese development centers into a single location (the “2005 Restructuring”). In connection with the 2005 restructuring, we recorded a restructuring charge of $2.1 million. As of October 31, 2005, $420,000 of the 2005 Restructuring obligations remained, which represents costs related to severance.

We review the assumptions used in estimating our restructuring charges, principally sublease income expectations for excess facilities and employee termination expenses, quarterly. Based upon this review, we did not make any material adjustments to our prior restructuring estimates and assumptions during the quarter ended October 31, 2005. Furthermore, we currently do not expect our existing restructuring estimates and assumptions to change materially.

Summary of Restructuring Obligations

The significant activity within and components of the restructuring charges during the six months ended October 31, 2005 are as follows (in thousands):

	Employee Termination Costs	Facility- Related Costs	Total
Restructuring obligations at April 30, 2005	$420	$2,205	$2,625
Cash payments	—	(1,428)	(1,428)

Restructuring obligations at October 31, 2005 (1)	$420	$777	$1,197

Accrued restructuring, current			$765
Accrued restructuring, non-current			432

			$1,197

(1)	The remaining employee termination obligations and the remaining facility-related obligations are expected to be paid through the quarter ending January 31, 2008.

In order to better align our cost structure with our recent and anticipated near-term revenues, on December 9, 2005, we committed ourselves to certain cost reduction measures for which we will be recording a restructuring charge. Specifically, we will terminate the employment of approximately 15-20 employees and will also discontinue the use of a portion of our facilities in Tokyo, Japan and a sales office in Boston, Massachusetts.

In connection with these actions, we expect to incur a restructuring charge and cash payments of $1.25 million to $2.5 million, comprised of severance payments of $1.0 million to $2.0 million, and facilities and equipment elimination expenses of $250,000 to $500,000. We expect to complete these actions during the quarter ending January 31, 2006, and will record the restructuring charge in this period. Associated severance and rent payments will continue into future periods.

Interest and Other Income (Expense), Net

	Three Months Ended October 31,		% Change	Six Months Ended October 31,		% Change
	2005	2004		2005	2004
	(in thousands, except percentages)			(in thousands, except percentages)
Interest and other income, net	$1,284	$1,078	19%	$2,154	$1,878	15%
As a percentage of total revenues	4%	4%		3%	3%

Interest and other income, net consists of interest earned on cash, cash equivalents, and investments as well as foreign exchange transaction gains and losses and other miscellaneous non-operating transactions.

The increase in interest and other income, net during the three and six months ended October 31, 2005 compared to the prior-year period was due principally to higher interest rates, offset by lower average cash and investment balances principally due to the acquisition of Cimmetry. Additionally, as a result of the US Dollar strengthening against the Euro during the three months ended July 31, 2005, we recorded an unrealized loss from foreign currency translation of $250,000, which was included in interest and other income, net. See also “Liquidity and Capital Resources” below.

For the three months ending January 31, 2006, we expect interest and other income, net to increase as the interest income tracks the prevailing interest rates.

Provision for Income Taxes

	Three Months Ended October 31,		% Change	Six Months Ended October 31,		% Change
	2005	2004		2005	2004
	(in thousands, except percentages)			(in thousands, except percentages)
Provision for income taxes	$111	$262	(58)%	$407	$535	(24)%
Effective tax rate	3%	154%		6%	21%

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

Liquidity and Capital Resources

Overview

Our principal source of liquidity consists of cash, cash equivalents and investments, as follows (in thousands):

	As of October 31,
	2005	2004
Cash and cash equivalents	$96,675	$81,760
Short-term and long-term investments	103,968	116,620

	$200,643	$198,380

Our cash, cash equivalents, and investments are generally placed with high credit quality financial institutions, commercial companies and government agencies in order to limit the amount of credit exposure. As of October 31, 2005, our working capital was $159.8 million and our days sales outstanding was 59 days.

Cash Flows

In summary, our cash flows were as follows (in thousands):

	Six Months Ended October 31,
	2005	2004
Net cash provided by (used in) operating activities	$2,267	$(2,053)
Net cash provided by investing activities	12,367	49,438
Net cash provided by financing activities	1,397	2,189

Cash provided by operating activities during the six months ended October 31, 2005 consists of our net loss for the period of $7.3 million, offset by non-cash items of $6.6 million (primarily depreciation and amortization) and a net increase of approximately $3.0 million in other operating assets and liabilities (primarily collection of accounts receivable). Cash used in operating activities during the six months ended October 31, 2004 was primarily due to our net loss for the period of $3.1 million and a net decrease of approximately $3.7 million in working capital, offset by non-cash items of $4.8 million.

Cash provided by investing activities during the six months ended October 31, 2005 resulted from $14.1 million of net maturities of short-term and long-term investments, partially offset by $2.0 million of purchases of property and equipment. Cash provided by investing activities during the six months ended October 31, 2004 resulted from $52.4 million of net maturities of short-term and long-term investments, partially offset by $2.2 million of purchases of property and equipment.

Cash provided by financing activities during the six months ended October 31, 2005 and 2004 was primarily due to the issuance of common stock through our employee stock purchase plan and the exercise of stock options totaling $1.4 million and $2.2 million, respectively. During the six months ended October 31, 2005, our stock prices were relatively lower compared to prior periods, and as a result we experienced fewer exercises of our employee stock options. Furthermore, we expect cash provided by financing activities to decrease in future periods as we grant fewer stock options to our employees.

As discussed in Note 1 – Summary of Significant Accounting Policies of the notes to our condensed consolidated financial statements, beginning with the quarter ended January 31, 2005 we reclassified our auction rate securities previously classified as cash equivalents as short-term investments. The Company had historically classified these instruments as cash equivalents if the period between interest rate resets was 90 days or less, which was based on our ability to either liquidate our holdings or roll our investment over to the next reset period. As a result of this reclassification, cash and cash equivalents was reduced, and short term investments was increased, by $43.6 million and $67.7 million at October 31, 2004 and April 30, 2004, respectively, and corresponding changes were made in our unaudited condensed consolidated statements of cash flows.

We anticipate that our operating expenses, particularly in sales and marketing and research and development, will constitute a material use of our cash resources over the next quarter, partially offset by anticipated collections of accounts receivable. Additionally, as discussed in Note 1 – Summary of Significant Accounting Policies, on July 11, 2005, we extended an offer to exchange outstanding options with an exercise price of $6.76 per share or greater for new options with an exercise price of $0.001. The exchange ratio in the offer was one new option share for each three old option shares tendered for exchange. The new options vest over a period of approximately two years (one-third on December 1, 2005, one-third on September 1, 2006 and one-third on June 1, 2007). New options granted to U.S. employees (including U.S. taxpayers employed in India) will be immediately exercisable for restricted stocks and will only be exercisable until November 30, 2005. The restricted stocks also vest over the same period of approximately two years. Each time the restricted stock purchased on exercise of a new option vests, we will withhold sufficient shares to cover the minimum statutory tax withholding requirements, based on the market value of our common stock at the time of vesting. In connection with the first vesting of the options issued in our recent option exchange we withheld shares from our employees to cover the minimum statutory withholding tax, and will pay an aggregate of $2.4 million to the tax authorities in the United States, certain states and certain other countries.

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

We began shipping Agile 9 in January 2004 and expect to release the latest update, Agile 9.2, during the quarter ending January 31, 2006. Agile 9 is a suite of products based on a newly developed architecture, and provides extensive new features and capabilities delivered on an enterprise technology platform. Agile 9 has also been developed to operate with a wider array of database, applications server and underlying technologies than were our prior products. Some of these underlying technologies are themselves relatively new and immature both with respect to their stability and the ability to integrate with other applications. In addition, more than was the case with our prior products, Agile 9 is being implemented to address a broader range of customer requirements. As can be expected with software as complex as Agile 9, in the course of customer implementation activities for Agile 9 with which we have been involved to date, we have encountered bugs and errors not identified during our pre-release testing. While we do not believe that any of these bugs or errors affect the functionality of Agile 9 and that Agile 9.2 will address many of the issues, these errors, and other errors we may find in Agile 9 or in any of the other products we sell, including Agile Advantage and OnDemand products, the recently released Agile e6 or the recently acquired Cimmetry product line, could result in (i) lost or delayed revenue and market acceptance, (ii) injury to our reputation, (iii) increased service and warranty costs, including the potential need to provide services at reduced fees or no charge at all in order to address customer concerns, and (iv) claims or litigation for breach of contract or warranty. Any of these adverse consequences, either alone or in conjunction with others, could have a material negative impact on our business and results of operations.

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

Our products are generally integrated with many disparate systems operated by our customers. Through our professional services organization, we provide implementation services for our software on a fee-for-service basis. Implementations generally involve migrating data from existing systems, and configuring the Agile products to operate with the customers’ existing computer systems and software. Agile 9, first released in January 2004, Agile 9.2, expected to be released in the quarter ending January 31, 2006 and the recently released Agile e6, each provide new product modules, extensive new features and capabilities and are designed to address a broader set of business objectives than were our prior products. Agile 9 and Agile e6 implementations may involve multiple products being deployed across multiple departments within the customer organizations and configuring the Agile software to operate with a broader range of existing systems and software. As a result, implementations of Agile 9 and Agile e6 will often take longer than was the case with our earlier products, where only one product was deployed across a typically narrower user base, and may lead to delays in, or the failure to place, orders for additional licenses or products. This is particularly true where delays in implementation cause delays in the deployment and initial production use of our products.

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

Our Success Depends Upon Attracting and Retaining Qualified Employees

Our success as a company is dependent upon our ability to attract and retain qualified employees. We are currently seeking to hire technically qualified individuals to augment the resources in our services delivery, product development and product support. If we are unable to attract the qualified people we seek, or if we are unable to retain our existing employees, our customer satisfaction and therefore our business could suffer. In addition, if we are unable to retain our key sales executives, our revenue could be materially and adversely affected. Finally, in connection with the adoption of SFAS 123R, we are reviewing our overall equity compensation strategy, and anticipate issuing fewer stock options to our employees than we have in the past. These changes in approaches to employee compensation could adversely affect our ability to attract and retain the highly qualified personnel we need to succeed.

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

We Have a History of Losses and May Not Achieve or Maintain Profitability

Since inception, we have funded our business primarily through selling our stock, not from cash generated from our business. We have incurred annual losses in each of the years since we were formed. We incurred losses of $4.0 million and $7.3 million for the three months ended October 31, 2005 and 2004, respectively. As of October 31, 2005, we had an accumulated deficit of approximately $296.3 million.

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

If we are unable to offer new and enhanced products as the market and technology evolve, if our products are not sufficiently scalable, or if we encounter development difficulties with new products we release, we may find it difficult to sell products to existing and prospective customers. Moreover, customers may delay purchasing decisions if they are aware that new or enhanced products are soon to be released. We expect to release Agile 9.2 in the quarter ending January 31, 2006. If we experience difficulties or delays in releasing Agile 9.2 or other new and enhanced products that customers are expecting, we may experience lost or delayed sales. Delays in releasing new and enhanced products could have a material negative impact on our results of operations, particularly in the periods when the new or enhanced products were expected to become available.

We Have New Sales Representatives, Particularly in Our International Sales Force, Who Could Take Time to Reach Productivity which could Result in Lost or Delayed Sales

We sell our products primarily through our direct sales force. As a result of reorganization activities and acquisitions, we have added a significant number of sales personnel in North America and in the international markets we serve over the past two fiscal years, and expect to continue to add sales personnel in the future. Concurrently with this activity, through the introduction of Agile 9 and the acquisitions we have made, our product offering has become significantly broader and more complex. Training existing and new sales personnel on the full range of products we offer is a substantial undertaking, and it generally takes six to twelve months for a new account executive to become fully productive. In addition, changes in account executives can also result in the need to reestablish relationships with existing customers. This can result in dissatisfaction, and lost or delayed sales as customers become accustomed to their new account executives.

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

Competition Among Providers of Product Lifecycle Management Software May Increase, Particularly if Industry Consolidation Continues, Which May Cause Us to Reduce Prices, and Experience Accompanying Reduced Gross Margins or Loss Business to Competitors, Resulting Ultimately in a Loss of Market Share

We believe that the market for product lifecycle management solutions is becoming increasingly competitive due to a number of factors, including: (i) consolidation in the product lifecycle management software industry; (ii) alliances among existing competitors; (iii) alliances between our competitors and systems integrators; and (iv) entry of new competitors. In addition, as a result of the increasing availability of offshore software development resources efforts, we have begun to face additional competition from customers’ and prospective customers’ custom development efforts. Finally, we are seeing pricing pressure from customers and prospects that, during the recent economic downturn, became accustomed to receiving substantial discounts on all of their purchases.

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

We Have Significant International Operations Which Expose Us to Risks Inherent in Conducting Business Activities in Geographies Outside of the United States

Since early in fiscal 2003, we have had research and development operations in India and China. In August 2003, through our acquisition of Eigner, we began significant operations in Germany and in February 2005 we began significant operations in Canada through our acquisition of Cimmetry. We also have sales offices located in many additional locations. In addition to the increase in our international operations, we derive a significant portion of our revenues from customers located outside of the United States. For example, during fiscal 2005, revenues from customers located outside of North America were approximately 31% of total revenues. We expect both our operations and revenues from outside of North America to represent a significant portion of our overall operations and revenues, respectively.

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

In addition, prior to the acquisition of Eigner, most of our revenues have been denominated in United States dollars. In both Europe and Japan, an increasing portion of our revenue is denominated in local currencies (Euro, Swiss Francs or British Pounds in Europe, and Yen in Japan). As a result, we are exposed to greater risks in currency fluctuations. We currently do not engage in foreign exchange hedging activities, and therefore our international revenues and expenses are currently subject to the risks of foreign currency fluctuations. For example, we assumed a Euro-denominated obligation in connection with our acquisition of Eigner. As a result of the Euro strengthening against the US Dollar during fiscal 2004, we recorded an unrealized loss from foreign currency translation of $639,000 related to this obligation. As a result of the US Dollar strengthening against the Euro during the three months ended July 31, 2005, we recorded an unrealized loss from foreign currency translation of $250,000. While we are evaluating hedging strategies, we may continue to experience losses resulted from foreign currency fluctuations in the future.

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

The Market Price of our Common Stock Has Been and May Continue to Be Volatile, Which Could Result in Substantial Losses for Individual Security Holders

The market price for our common stock has been, and is likely to continue to be, highly volatile. During the six months ended October 31, 2005, the high and low closing sales prices of our common stock were $7.25 and $5.88, respectively. Our stock price is subject to wide fluctuations in response to factors, some of which will be beyond our control.

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

Legislative Action and Potential New Accounting Pronouncements Could Cause our General and Administrative Expenses to Increase

In order to comply with the Sarbanes-Oxley Act of 2002, as well as recent changes to listing standards by NASDAQ, and rules implemented by the Securities and Exchange Commission, we have had to hire additional personnel and utilize additional outside legal, accounting and advisory services, and may continue to require such additional resources. These efforts cost $1.3 million during fiscal 2005. Moreover, in the rapidly changing regulatory environment in which we now operate, there is significant uncertainty as to what will be required to comply with many of the new rules and regulations. As a result, we may be required to spend substantially more than we currently estimate, and may need to divert resources from other activities, as we develop our compliance plans.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

We develop and market our products in North America, Europe, and the Asia-Pacific regions. As a result of our non-North American business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. In second half of fiscal 2004, we started to sell our products through some of our foreign subsidiaries, including those in Europe, Japan and Taiwan, in their functional currencies. This provides some natural hedging because most of the subsidiaries’ operating expenses are denominated in their functional currencies. Regardless of this natural hedging, our results of operations may be adversely impacted by the exchange rate fluctuation. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions.

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

	Maturing within 12 months	Maturing between 1 and 2 years	Total
Cash equivalents	$86,439	$—	$86,439
Weighted average interest rate	3.88%	—%	3.88%
Investments	$73,423	$17,945	$91,368
Weighted average interest rate	2.56%	3.89%	2.82%

Total investment securities	$159,862	$17,945	$177,807

Weighted average interest rate	3.27%	3.89%	3.34%

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

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission Of Matters To A Vote Of Security Holders

We held our Annual Meeting of Stockholders in San Jose, California on October 4, 2005. Of the 53,595,262 shares outstanding as of the record date (August 19, 2005), 51,293,728 shares, representing 95.7% of shares eligible to vote at the meeting, were present or represented by proxy at the meeting. We solicited proxies pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. At the meeting, our stockholders voted as follows in the following matters:

(a)	Proposal to elect two Class III directors, each to serve for a three-year term and until his/her successor is duly elected and qualified:

Name of Director	Votes For	Votes Withheld
Bryan Stolle	41,550,463	9,743,265
Paul Wahl	39,866,637	11,427,091

The terms of service on our Board of Directors of Klaus-Dieter Laidig and Gareth Chang (the Class I directors) and Nancy Schoendorf and Ronald E. F. Codd (the Class II directors), continue to the 2006 annual meeting and 2007 annual meeting, respectively.

(b)	Proposal to ratify the appointment of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending April 30, 2006:

For	Against	Abstain
50,437,700	854,708	1,320

Each proposal was approved by the required vote.

Item 5. Other Information

Costs Associated With Exit or Disposal Activities

In order to better align our cost structure with our recent and anticipated near-term revenues, on December 9, 2005, we committed ourselves to certain cost reduction measures for which we will be recording a restructuring charge. Specifically, we will terminate the employment of approximately 15-20 employees and will also discontinue the use of a portion of our facilities in Tokyo, Japan and a sales office in Boston, Massachusetts.

In connection with these actions, we expect to incur a restructuring charge and cash payments of $1.25 million to $2.5 million, comprised of severance payments of $1.0 million to $2.0 million, and facilities and equipment elimination expenses of $250,000 to $500,000. We expect to complete these actions during the quarter ending January 31, 2006, and will record the restructuring charge in this period. Associated severance and rent payments will continue into future periods.

Item 6. Exhibits And Reports On Form 8-K

(a)	Exhibits

10.1*	Letter Agreement with Jay Fulcher re: tax withholding (1)

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Agile’s Quarterly Report on Form 10-K (file No. 000-27071) filed on September 8, 2005
*	Management contract or compensatory plan

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

Date: December 12, 2005