Form 10-Q
period 2006-01-31
AGILE SOFTWARE CORP
filed 2006-03-13
CIK 1088653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	An accelerated filer ☒	Or a non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares of Common Stock of Agile Software Corporation issued and outstanding as of January 31, 2006 was 56,887,908.

AGILE SOFTWARE CORPORATION

FORM 10-Q

JANUARY 31, 2006

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

AGILE SOFTWARE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 31, 2006	April 30, 2005 (1)
ASSETS
Current assets:
Cash and cash equivalents	$102,078	$81,760
Short-term investments	84,216	93,444
Accounts receivable, net of allowance for doubtful accounts of $1,823 and $1,892 as of January 31, 2006 and April 30, 2005, respectively	22,836	26,899
Other current assets	4,784	5,157

Total current assets	213,914	207,260
Long-term investments	14,101	23,176
Property and equipment, net	9,112	10,067
Intangible assets, net	8,404	12,735
Other assets	1,038	1,127
Goodwill	66,713	66,658

Total assets	$313,282	$321,023

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,551	$8,409
Accrued expenses and other liabilities	18,115	16,275
Accrued restructuring, current	2,327	2,010
Deferred revenue	26,483	25,190

Total current liabilities	54,476	51,884
Accrued restructuring, non-current	321	615
Deferred revenue, non-current	1,036	1,647
Other non-current liabilities	4,820	5,996

Total liabilities	60,653	60,142

Commitments and contingencies (Note 8)
Stockholders’ equity:
Common Stock	57	54
Additional paid-in capital	555,609	551,846
Notes receivable from stockholders	(77)	(77)
Unearned stock compensation	—	(526)
Accumulated other comprehensive loss	220	(1,391)
Accumulated deficit	(303,180)	(289,025)

Total stockholders’ equity	252,629	260,881

Total liabilities and stockholders’ equity	$313,282	$321,023

(1)	Amounts as of April 30, 2005 have been derived from audited financial statements as of that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGILE SOFTWARE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Revenues:
License	$13,405	$12,455	$36,882	$33,975
Service	19,397	17,825	61,783	51,003

Total revenues	32,802	30,280	98,665	84,978

Cost of revenues:
License	842	1,243	2,449	3,484
Service (1)	9,840	8,460	32,253	24,042
Amortization of intangible assets	726	178	2,176	533

Total cost of revenues	11,408	9,881	36,878	28,059

Gross margin	21,394	20,399	61,787	56,919

Operating expenses:
Sales and marketing (1)	12,376	12,043	37,538	33,501
Research and development (1)	8,923	5,651	25,678	16,496
General and administrative (1)	3,239	2,942	9,553	8,419
Amortization of intangible assets	627	357	1,856	1,403
Restructuring charges	1,729	—	1,729	2,132

Total operating expenses	26,894	20,993	76,354	61,951

Loss from operations	(5,500)	(594)	(14,567)	(5,032)
Interest and other income, net	1,597	1,169	3,751	3,047

Income (loss) before provision for income taxes	(3,903)	575	(10,816)	(1,985)
Provision for income taxes	237	285	644	820

Net income (loss)	$(4,140)	$290	$(11,460)	$(2,805)

Net income (loss) per share:
Basic and diluted	$(0.08)	$0.01	$(0.21)	$(0.05)

Weighted average shares
Basic	54,808	53,058	54,052	52,732

Diluted	54,808	54,840	54,052	52,732

__________

(1)      Effective May 1, 2005, Agile adopted FAS 123(R), “Share-Based Payments,” and uses the modified prospective method to value its share-based payments. Accordingly, for the three and nine months ended January 31, 2006, stock compensation was accounted under FAS 123(R), while for the three and nine months ended January 31, 2005, stock compensation was accounted under APB 25, “Accounting for Stock Issued to Employees.” See Note 7 - Stock Compensation. The amounts in the tables above includes stock compensation as follows:

Cost of service revenue	$144	$36	$417	$179
Sales and marketing	462	87	1,353	331
Research and development	123	2	326	25
General and administrative	207	34	611	157

Total stock compensation	$936	$159	$2,707	$692

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGILE SOFTWARE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended January 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(11,460)	$(2,805)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	16	413
Depreciation and amortization	7,239	5,684
Stock compensation	2,707	692
Non-cash portion of restructuring charges	265	39
Shares withheld in payment of employee withholding taxes (see Note 7 - Stock Compensation for description of this payment)	(2,695)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,663	(3,164)
Other assets, current and non-current	357	(1,209)
Accounts payable	(691)	1,254
Accrued expenses and other liabilities	412	(2,679)
Deferred revenue	935	3,020

Net cash provided by operating activities	748	1,245

Cash flows from investing activities:
Purchases of investments	(32,123)	(92,071)
Proceeds from maturities of investments	51,987	133,350
Cash paid in business combinations, net of cash acquired	245	(761)
Acquisition of property and equipment	(2,394)	(3,188)

Net cash provided by investing activities	17,715	37,330

Cash flows from financing activities:
Proceeds from issuance of common stock, net of repurchases	1,582	5,265
Repayment of notes receivable from stockholders	—	6

Net cash provided by financing activities	1,582	5,271

Effect of exchange rate changes on cash	273	1,138

Net increase in cash and cash equivalents	20,318	44,984
Cash and cash equivalents at beginning of period	81,760	45,337

Cash and cash equivalents at end of period	$102,078	$90,321

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGILE SOFTWARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Summary of Significant Accounting Policies:

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Agile Software Corporation and its subsidiaries (“Agile”) have been prepared by us and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2005, included in our Annual Report on Form 10-K filed on July 14, 2005 with the Securities and Exchange Commission (“2005 10-K”).

Concentrations of credit risk and significant customers

In the three and nine months ended January 31, 2006 and nine months ended January 31, 2005, none of our customers accounted for more than 10% of our total revenue. In the three months ended January 31, 2005, one of our customers accounted for 11% of our total revenue. As of January 31, 2006 one of our customers accounted for 12% of our net accounts receivable. As of April 30, 2005, none of our customers accounted for more than 10% of our net accounts receivable.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands except per share data):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Numerator:
Net income (loss)	$(4,140)	$290	$(11,460)	$(2,805)

Denominator (basic):
Weighted average shares	55,974	53,058	54,440	52,738
Weighted average unvested shares of restricted common stock subject to repurchase	(1,166)	—	(388)	(6)

Denominator for basic calculation	54,808	53,058	54,052	52,732

Denominator (diluted):
Weighted average shares	55,974	53,058	54,440	52,738
Weighted average unvested shares of restricted common stock subject to repurchase	(1,166)	—	(388)	(6)
Dilutive effect of employee stock options	—	1,782	—	—

Denominator for diluted calculation	54,808	54,840	54,052	52,732

Net income (loss) per share:
Basic and diluted	$(0.08)	$0.01	$(0.21)	$(0.05)

AGILE SOFTWARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth, as of the dates indicated below, potential dilutive shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Unvested common stock subject to repurchase	1,748	—	1,748	—
Options to purchase common stock	7,792	17,255	7,792	19,037

Total shares excluded	9,540	17,255	9,540	19,037

Note 3—Comprehensive Loss:

Comprehensive loss, which is reflected as a component of stockholders’ equity, includes net loss, unrealized gains or losses on investments, and foreign currency translation adjustments, as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Net income (loss)	$(4,140)	$290	$(11,460)	$(2,805)
Other comprehensive gain (loss):
Unrealized gain (loss) on investments	139	(422)	1,562	(586)
Foreign currency translation adjustment	(98)	(29)	49	(511)

Other comprehensive gain (loss)	$41	$(451)	$1,611	$(1,097)

Total comprehensive loss	$(4,099)	$(161)	$(9,849)	$(3,902)

Note 4—Business Combinations - Cimmetry:

On February 3, 2005, we acquired substantially all of the assets and assumed certain liabilities of Cimmetry Systems, Inc. (“Cimmetry”), a privately held company. Cimmetry is a leading provider of visualization and collaboration solutions. Through the acquisition of Cimmetry we acquired visual collaboration software that has become an increasingly important element of PLM solutions. Under the terms of the acquisition, we paid approximately $44.0 million in cash. We funded the consideration from our current investments. We had been partnering with Cimmetry for a number of years to solve critical viewing and collaboration issues and, prior to the acquisition, we integrated the Cimmetry software into our products under a license from Cimmetry.

The transaction was accounted for under the purchase method of accounting and, accordingly, the results of operations of Cimmetry have been included in the accompanying condensed consolidated statements of operations since the acquisition date. Pro forma results of operations have not been presented because the effects were not material to our overall results.

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

AGILE SOFTWARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The aggregate purchase price for the Cimmetry acquisition has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as follows (in thousands):

Cimmetry
Tangible assets acquired:
Cash and cash equivalents	$—
Accounts receivable	3,528
Property and equipment	135
Other assets	140
Liabilities assumed:
Accounts payable	(353)
Accrued expenses and other liabilities	(1,087)
Deferred revenue	(1,524)
Identifiable intangible assets acquired:
In-process research and development	1,700
Other identifiable intangible assets:
Developed technology	6,600
Customer relationships	2,400
Trademark	1,200
Non-compete agreements	80
Goodwill	31,228

Total	$44,047

Note 5—Goodwill and Intangible Assets:

Goodwill

The activity within goodwill, for the nine months ended January 31, 2006, is as follows (in thousands):

(in thousands)
Balance as of April 30, 2005	$66,658
Cimmetry purchase price allocation adjustments	55

Balance as of January 31, 2006	$66,713

Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is no longer subject to amortization. Rather, we evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable.

As at January 31, 2006, $31.2 million of goodwill is deductible for tax purpose.

AGILE SOFTWARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Intangible Assets

The components of acquired identifiable intangible assets are as follows (in thousands):

	January 31, 2006			April 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Developed technologies	$9,200	$(4,141)	$5,059	$9,200	$(1,965)	$7,235
Customer relationships	6,882	(4,537)	2,345	7,182	(2,892)	4,290
Trademark	1,200	(240)	960	1,200	(60)	1,140
Non-compete agreements	1,280	(1,240)	40	1,280	(1,210)	70

	$18,562	$(10,158)	$8,404	$18,862	$(6,127)	$12,735

All of our acquired identifiable intangible assets are subject to amortization and have approximate original estimated weighted-average useful lives as follows: Developed technologies—three to five years; Customer relationships—three years; Trademark—five years; Non-compete agreements—two years. No significant residual value is estimated for the intangible assets.

As of January 31, 2006, the estimated future amortization expense of acquired identifiable intangible assets is as follows (in thousands):

Fiscal Years:
2006 (remaining three months)	$1,352
2007	4,037
2008	2,595
2009	240
2010	180

Total	$8,404

Note 6—Restructuring Charges:

From time to time, management has initiated various restructurings of our operations and facilities. These restructurings have been taken primarily in response to redundant or excess capacity brought about by acquisitions and/or significant changes in economic conditions and market demand. During the second quarter of fiscal 2003, we recorded a restructuring charge of $5.2 million (the “2003 Restructuring”). The 2003 Restructuring consisted primarily of the consolidation of excess facilities and abandonment of certain assets in connection with the consolidation of excess facilities. As of January 31, 2006, $666,000 of the 2003 Restructuring obligations remained, which represents costs related to excess facilities.

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

As of January 31, 2006, none of the 2004 Restructuring obligations remained.

In the first quarter of fiscal 2005, we terminated approximately 15% of our employees worldwide and consolidated our Chinese development centers into a single location (the “2005 Restructuring”). In connection with the 2005 Restructuring, we

AGILE SOFTWARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

recorded a restructuring charge of $2.1 million. As of January 31, 2006, $420,000 of the 2005 Restructuring obligations remained, which represents costs related to severance.

In the third quarter of fiscal 2006, we announced a further restructuring involving termination of 18 employees and closure of our facility in Massachusetts (“2006 Restructuring”). In connection with these actions, we incurred a restructuring charge of approximately $1.6 million, which is comprised of severance payments of approximately $1.4 million and facilities and asset abandonment costs of approximately $191,000. Additionally, we reassessed our previous assumptions underlying our 2003 Restructuring related to the excess facilities charges, and as a result, recorded an additional expense of $93,000 related to our 2003 Restructuring. As of January 31, 2006, $1.5 million of the 2006 Restructuring obligations remained, which represents costs related to employee termination and excess facilities.

We review the assumptions used in estimating our restructuring charges, principally sublease income expectations for excess facilities and employee termination expenses, quarterly. We currently do not expect our existing restructuring estimates and assumptions to change materially.

Summary of Restructuring Obligations

The significant activity within and components of the restructuring charges during the nine months ended January 31, 2006 are as follows (in thousands):

	Employee Termination Costs	Facility- Related Costs	Asset Abandonment Costs	Total
Restructuring obligations at April 30, 2005	$420	$2,205	$—	$2,625
2006 Restructuring charges	1,445	200	84	1,729
Cash payments	(85)	(1,537)	—	(1,622)
Non-cash charges	—	—	(84)	(84)

Restructuring obligations at January 31, 2006	$1,780	$868	$—	$2,648

Accrued restructuring, current				$2,327
Accrued restructuring, non-current				321

				$2,648

The remaining employee termination and facility-related obligations are expected to be paid through the quarter ending January 31, 2008.

Note 7—Stock Compensation

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” effective May 1, 2005. SFAS 123R requires the recognition of the fair value of stock compensation in net income. We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock compensation is accounted for as an equity instrument. Prior to May 1, 2005, we followed Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock compensation.

We elected the modified prospective method in adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. Our unearned stock compensation balance of $526,000 as of April 30, 2005, which was accounted for under APB 25, was reclassified into our additional paid-in-capital upon the adoption of SFAS 123R. In addition, the unrecognized expense of awards not yet vested at the date of adoption is recognized in net income in the periods after the date of adoption using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed in our previous filings. The cumulative effect of the change in accounting principle from APB 25 to SFAS 123R was not material.

AGILE SOFTWARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Under the provisions of SFAS 123R, we recorded $936,000 and $2,707,000 of stock compensation on our unaudited condensed consolidated statement of operations for the three and nine months ended January 31, 2006, respectively. We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R, with the following weighted-average assumptions:

	Three Months Ended January 31, 2006		Nine Months Ended January 31, 2006
	Stock Option Plan	Purchase Plan	Stock Option Plan	Purchase Plan
Dividend yield	—	—	—	—
Expected volatility	56%	34%	61%	34%
Average risk-free interest rate	4.37%	4.30%	3.98%	3.76%
Expected life (in years)	4.5	.5	4.5	.5

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

Based on the above assumptions, the weighted-average fair values of the options granted under the stock option plans (excluding options issued under the option exchange discussed below) and shares subject to purchase under the employee stock purchase plan for the three months ended January 31, 2006 were $4.60 and $1.69, respectively. The weighted-average fair values of the options granted under the stock option plans (excluding the option exchange discussed below) and shares subject to purchase under the employee stock purchase plan for the nine months ended January 31, 2006 were $4.70 and $1.71, respectively.

Based on our historical experience of pre-vesting option cancellations, we have assumed an annualized forfeiture rate of 15% for our options. Under the true-up provisions of SFAS 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

SFAS 123R requires us to present pro forma information for the comparative period prior to the adoption as if we had accounted for all our employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in the prior-year periods (dollars in thousands, except per-share data).

	Three Months Ended January 31, 2005	Nine Months Ended January 31, 2005
Net loss as reported	$290	$(2,805)
Add: employee stock compensation included in reported net loss	159	696
Less: employee stock compensation under SFAS No. 123	(5,446)	(16,403)

Pro forma net loss	$(4,997)	$(18,512)

Net loss per basic and diluted share as reported	$0.01	$(0.05)

Pro forma net loss per basic and diluted share	$(0.09)	$(0.35)

AGILE SOFTWARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended January 31, 2005, the weighted-average fair values of the options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan were $4.20 and $1.99, respectively. During the nine months ended January 31, 2005, the weighted-average fair values of the options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan were $4.17 and $2.31, respectively. We utilized the Black-Scholes valuation model for estimating these fair values, with the following weighted-average assumptions:

	Three Months Ended January 31, 2005		Nine Months Ended January 31, 2005
	Stock Option Plan	Purchase Plan	Stock Option Plan	Purchase Plan
Dividend yield	—	—	—	—
Expected volatility	43%	38%	44%	40%
Average risk-free interest rate	3.75%	2.63%	3.61%	2.36%
Expected life (in years)	5.5		5.5

The amortization of stock compensation under SFAS 123R for the period after its adoption, and under APB 25 or SFAS 123 (pro forma disclosure) for the period prior to its adoption was done in accordance with Financial Accounting Standard Board (“FASB”) Interpretation (“FIN”) No. 28 (i.e. accelerated method). Total compensation cost of options and restricted stocks granted but not yet vested, as of January 31, 2006, was $6.1 million, which is expected to be recognized over the weighted average period of 1.7 years.

The following table summarizes activity under all stock option plans (in thousands, except for per share and contractual term amounts):

	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Balance at April 30, 2005	6,993	19,323	$9.24
Options authorized	1,000	—	—
Options granted	(4,665)	4,665	0.81
Options exercised	—	(3,647)	0.13
Options canceled	12,549	(12,549)	10.68
Unvested shares repurchased	—	—	—

Balance at January 31, 2006	15,877	7,792	$6.13	7.1	$7,441
Exercisable, January 31, 2006		5,476	$7.15	7.1	$3,838

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing price of our common stock on January 31, 2006 (i.e. $6.43) and the exercise price of the underlying options.

During the three and nine month periods ended January 31, 2006, the total intrinsic value of stock options exercised was $17.6 million and $22.2 million, respectively.

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

The primary purpose of the accelerated vesting was to reduce future compensation expense associated with the accelerated stock options upon the planned adoption of SFAS 123R. The acceleration eliminated approximately $24.7 million in future compensation charges we would otherwise have taken with respect to the accelerated options. Based on its consideration of the expense savings and the current intrinsic and perceived value of the accelerated stock options, the Company’s Board of Directors believes that the acceleration is in the best interests of the Company and its shareholders. The

AGILE SOFTWARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Board of Directors further believes that the acceleration is consistent with anticipated changes in the Company’s overall equity compensation approach, which are expected to include a reduced use of stock options.

Option Exchange/Shares Withheld

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

On midnight of August 19, 2005, the exchange offer expired. Of the approximately 14 million options eligible to participate in the exchange offer, approximately 11.6 million options were surrendered and exchanged into approximately 3.9 million new options, with an exercise price equal to our common stock par value of $0.001, on the next business day (August 22, 2005). As a result of the exchange, our total number of options outstanding (“overhang”) decreased by approximately 7.7 million. For financial accounting purposes, the exchange resulted in an additional stock compensation of $315,000, which will be recognized over the approximately two-year vesting term of the new options or restricted stock.

These new options granted to U.S. employees (including U.S. taxpayers employed in India) were immediately exercisable for restricted stock and could only be exercised through November 30, 2005. The restricted stock also vests over the same period of approximately two years. Each time the restricted stock purchased on exercise of a new option vests, we will withhold sufficient shares to cover the minimum statutory tax withholding requirements, based on the market value of our common stock at the time of vesting. As a result, the number of shares of restricted stock outstanding will decrease by the number of shares withheld to cover the tax obligation arising on each vesting date, and Agile will make a cash payment to the Internal Revenue Service and state tax authorities to cover the applicable withholding taxes. On the first vesting date of December 1, 2005, we withheld 388,000 shares of restricted stock for this purpose, and paid approximately $2.4 million to the Internal Revenue Service and state tax authorities for the withholding tax obligations due on the vested shares. The amount of this tax payment, together with other tax obligations of approximately $300,000 incurred as a result of other option exercises during the period, for an aggregate cash payment of $2.7 million, is included as an adjustment to our accumulated deficit and under cash flows from operating activities for the nine months ended January 31, 2006.

Unearned stock compensation

Prior to the adoption of SFAS 123R, we recorded unearned stock compensation when we issued restricted common stock or options to purchase common stock with exercise prices below fair value at the date of grant. Stock compensation was recognized as an expense over the applicable vesting period of the related options, generally five years.

During the three and nine months ended January 31, 2005, we terminated employment of individuals for whom we had recorded unearned stock compensation and had recognized related expense on an accelerated basis. Upon termination, we recorded as a recovery within the statements of operations the difference between the actual expenses recorded using the accelerated method and the expense that would have been recorded under the straight-line method. Additionally, during the three and nine months ended January 31, 2005, the termination of these individuals reduced unearned stock compensation, which would have been amortized to future expense, by $2,000 and $44,000, respectively.

AGILE SOFTWARE CORPORATION

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Amortization of employee and non-employee stock options, and recoveries due to cancellations was as follows (in thousands):

	Three Months Ended January 31, 2005	Nine Months Ended January 31, 2005
Amortization - employees	$161	$703
Amortization - non-employees	—	(4)
Recovery - employees	(2)	(7)

Total stock compensation	$159	$692

Note 8—Commitments and Contingencies:

Indemnification obligations

Our software license agreements typically provide for indemnification of customers for intellectual property infringement claims. To date, no such claims have been filed against us. We also warrant to customers that our software products operate substantially in accordance with specifications. Historically, minimal costs have been incurred related to product warranties, and, as such, no accruals for warranty costs have been made. In addition, we are obligated to indemnify our officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to our certificate of incorporation, bylaws, and applicable Delaware law. To date, we have not incurred any costs related to these indemnifications.

Litigation

On or around October 25, 2001, a class action lawsuit was filed on behalf of holders of Agile securities in the Southern District of New York against Agile Software Corporation, Bryan D. Stolle and Thomas P. Shanahan (collectively the “Agile Defendants”) and others, including underwriters Morgan Stanley and Deutsche Bank Securities. The case is now captioned In re Agile Software, Inc. Initial Public Offering Securities Litigation, 01 CIV 9413 (SAS), related to In re Initial Public Offering Securities Litigation, 21 MC 92 (SAS).

On or about April 19, 2002, plaintiffs electronically served an amended complaint. The amended complaint is brought purportedly on behalf of all persons who purchased the Company’s common stock from August 19, 1999 through December 6, 2000. It names as defendants the Agile Defendants and several investment banking firms that served as underwriters of the Company’s initial public offering and secondary offering. The complaint alleges liability under Sections 11 and 15 of the Securities Act of 1933 and Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, on the grounds that the registration statement for the offerings did not disclose that: (1) the underwriters had agreed to allow certain customers to purchase shares in the offerings in exchange for excess commissions paid to the underwriters; and (2) the underwriters had arranged for certain customers to purchase additional shares in the aftermarket at predetermined prices. The amended complaint also alleges that false analyst reports were issued. No specific damages are claimed.

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

Note 9—Segment and Geographic Information:

We have one operating segment, enterprise class product lifecycle management solutions. We market our products in the United States and in foreign countries through our direct sales force and through indirect distribution channels.

The following geographic information is presented for the three and nine months ended January 31, 2006 and 2005 (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Revenues:
North America	$22,787	$20,996	$70,096	$57,207
Europe	8,160	7,675	23,781	21,909
Asia-Pacific	1,855	1,609	4,788	5,862

	$32,802	$30,280	$98,665	$84,978

No single customer has accounted for 10% or more of total revenues for the three and nine months ended January 31, 2006 and for the nine months ended January 31, 2005. In the three months ended January 31, 2005, one of our customers accounted for 11% of our total revenue.

The following table presents our long-lived assets by geographic location, as of the balance sheet dates (in thousands):

	January 31, 2006	April 30, 2005
Long-lived assets:
North America	$7,483	$8,335
Europe	1,123	1,401
Asia-Pacific	506	331

	$9,112	$10,067

Item 2.	Management’s Discussion & Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended). Such statements are based upon current expectations that involve risks and uncertainties, and we undertake no obligation to publicly release any revisions to the forward-looking statements to reflect events or circumstances after the date of this report. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions identify forward-looking statements. Our actual results and the timing of certain events may differ materially from those reflected in or contemplated by the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the Risk Factors section included below in this Quarterly Report on Form 10-Q, as well as in the Risk Factors section included in our Annual Report of Form 10-K, filed on July 14, 2005. The following discussion should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this report. Our fiscal year ends on April 30 of each year.

Business Overview

We develop and sell an integrated suite of product lifecycle management (“PLM”) software products and offer related business consulting and implementation services. Substantially all of our revenues are derived from the license of software products under software license agreements and from the delivery of associated professional and maintenance services. Our solutions enable our customers to accelerate their time-to-market and revenue, reduce costs, improve product quality, achieve regulatory compliance and drive innovation throughout the product lifecycle.

We believe that understanding the following key developments is helpful to an understanding of our operating results for fiscal 2006.

Increased Product Breadth

We sold our first PLM product in 1996. At that time, our offering consisted of a single product. Over time, we added new products and features and functionality to our existing products, both through internal development and acquisition. In January 2004, we began shipping Agile 9, our most comprehensive PLM product offering to date. Agile 9 provides extensive new features and capabilities, as well as an enterprise technology platform providing customers a broader, deeper PLM solution.

Expanded Industry Focus

We were initially focused on solutions targeted principally for customers operating in the electronics and high technology and, to a lesser extent, medical device industries. As we have grown our business and expanded our product suite, we have also expanded our industry focus. While the electronics and high technology industry still represents the single largest industry for us, we now have significant customers in all of the following industries:

•	Electronics and high technology;

•	Industrial products;

•	Life sciences;

•	Consumer-packaged goods; and

•	Others.

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

Through the acquisition of Eigner we acquired what is now our Product Catalog, Requirements Management, Configuration Management, Engineering Collaboration and Maintenance, Repair and Overhaul products. Eigner also provided us with a stronger presence in the automotive supply chain, industrial equipment, aerospace and defense industries, as well as in certain geographic markets, such as the Central European region. Through the acquisition of TRADEC, we acquired additional functionality to our existing products, as well as new customers. Through the acquisition of Cimmetry, we acquired visual collaboration software that has become an increasingly important element of PLM solutions. The results of all of these acquisitions are included in our statements of operations beginning as of the respective acquisition date.

Restructurings

We have taken a number of actions to reduce our expenses to better align our operations and cost structure with current and anticipated market conditions, as follows:

•	In fiscal 2003, we evaluated economic conditions and initiated a restructuring of our operations. During the second quarter of fiscal 2003, we recorded a restructuring charge of $5.2 million, primarily related to the consolidation of excess facilities and the abandonment of excess property and equipment;

•	During the second quarter of fiscal 2004, in connection with our move to our new headquarters in San Jose, California, we recorded a restructuring charge of $7.5 million, primarily related to our outstanding lease commitments for properties that we vacated in September 2003 and the abandonment of certain long-lived assets;

•	During the second quarter of fiscal 2004, in connection with our acquisition of Eigner, we recorded an additional restructuring charge of $1.2 million, primarily related to a reduction of 33 employees to eliminate duplicative activities and reduce the cost structure of the combined company;

•	During the first quarter of fiscal 2005, we terminated approximately 15% of our worldwide workforce and consolidated our China-based development centers into a single location. In connection with these actions, we recorded a restructuring charge of $2.1 million; and

•	During the third quarter of fiscal 2006, we terminated a further 18 employees and closed our facility in Massachusetts (“2006 Restructuring”). In connection with these actions, we incurred a restructuring charge of approximately $1.6 million, which is comprised of severance payments of approximately $1.4 million and facilities and asset abandonment costs of $191,000. Additionally, we reassessed our previous assumptions underlying our 2003 Restructuring related to the excess facilities charges, and, as a result, recorded an additional expense of $93,000 related to the 2003 Restructuring. As a result of our 2006 Restructuring effort, we expect to realize approximately $800,000 of reduction per quarter in our cost of service revenue and operating expenses.

Overview of Our Results

We derive revenues from the license of software products under software license agreements and from the delivery of associated professional and maintenance services. Our license revenue is comprised of fees charged for the use of our products licensed under perpetual arrangements. Our service revenue is comprised of fees charged for implementation services and fees charged for post-contract customer support (i.e., technical support and product updates). Our implementation services are typically provided over a period of three to six months subsequent to the signing of a software license arrangement. Post-contract customer support, or maintenance, is generally purchased at the time of initial license purchase, and renewed annually thereafter. Post-contract customer support revenue is recognized ratably over the support period, generally 12 months.

Our year over year revenues increased as a result of the addition of revenue from Cimmetry, which we acquired in February 2005. We were able to achieve the following results in the third quarter of fiscal 2006:

•	We recorded third quarter total revenues of $32.8 million, an 8% increase from total revenues of $30.3 million in the prior-year period.

•	Our license revenue for the third quarter was $13.4 million, an 8% increase from license revenue of $12.5 million in the prior-year period.

•	Even after the inclusion of $2.7 million of shares withheld in payment of employee withholding taxes (see Note 7 – Stock Compensation), we still had positive operating cash flows for the nine months ended January 31, 2006 of $748,000. In addition, we maintained a cash and investments balance as of January 31, 2006 of $200.4 million.

•	We released Agile 9.2 in December 2005, our most up-to-date and comprehensive offering of a PLM product.

Due to the amortization of the intangible assets acquired as a result of the Cimmetry acquisition and the adoption of SFAS No. 123R effective in our first quarter of fiscal 2006, we will likely not be profitable on a GAAP basis for the foreseeable future. Achieving and sustaining profitable results, even on a non-GAAP basis, will depend upon a combination of careful expense management coupled with higher revenue levels. Many of our expenses are relatively fixed in the short term and there can be no assurance that we will be able to maintain expenses at target levels, or that our revenues will increase. As a result, there can be no assurance that we will achieve or maintain profitable operations in the future.

Critical Accounting Policies

We have prepared our condensed consolidated financial statements in accordance with accounting principals generally accepted in the United States of America. In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our reported revenues, loss from operations, and net loss, as well as on the value of certain assets and liabilities on our balance sheet. These estimates, assumptions and judgments about future events and their effects on our results cannot be determined with certainty, and are made based upon our historical experience and on other assumptions that are believed to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. The discussion and analysis of our financial condition and results of operations are based upon these statements. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition, allowance for doubtful accounts and sales returns, investments, prepaid software license fees, restructuring reserves, sales commission, stock options, and business combinations and acquired intangible assets, which are described below. In addition, please refer to Note 1 of our audited consolidated financial statements in our 2005 10-K for further discussion of our significant accounting policies.

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” effective May 1, 2005. SFAS 123R is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation. There is little experience or guidance available with respect to developing these assumptions and models. There is also uncertainty as to how the standard will be interpreted and applied as more companies adopt the standard and companies and their advisors gain experience with the standard. SFAS 123R requires the recognition of the fair value of stock compensation in net income. Refer to Note 7 – Stock Compensation in our notes to our unaudited condensed consolidated financial statements included elsewhere in this quarterly report on form 10-Q for more discussion of our adoption of SFAS 123R.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Revenues:
License	41%	41%	37%	40%
Service	59	59	63	60

Total revenues	100	100	100	100

Cost of revenues:
License	3	4	2	4
Service	30	28	33	28
Amortization of intangible assets	2	1	2	1

Total cost of revenues	35	33	37	33

Gross margin	65	67	63	67

Operating expenses:
Sales and marketing:	38	39	38	39
Research and development:	27	19	26	19
General and administrative:	10	10	10	10
Amortization of intangible assets	2	1	2	2
Restructuring and other charges	5	—	2	3

Total operating expenses	82	69	78	73

Loss from operations	(17)	(2)	(15)	(6)
Interest and other income, net	5	4	4	4

Income (loss) before provision for income taxes	(12)	2	(11)	(2)
Provision for income taxes	1	1	1	1

Net loss	(13)%	1%	(12)%	(3)%

__________

Effective May 1, 2005, Agile adopted FAS 123(R), “Share-Based Payments,” and uses the modified prospective method to value its share-based payments. Accordingly, for the three and nine months ended January 31, 2006, stock compensation was accounted under FAS 123(R), while for the three and nine months ended January 31, 2005, stock compensation was accounted under APB 25, “Accounting for Stock Issued to Employees.” See Note 7 - Stock Compensation. The amounts in the tables above includes stock compensation as follows:

Cost of service revenue	—%	—%	1%	—%
Sales and marketing	1	1	1	1
Research and development	—	—	—	—
General and administrative	1	—	1	—

Total stock compensation	2%	1%	3%	1%

Comparison of the Three and Nine Months Ended January 31, 2006 and 2005

Revenues

Total revenues for the three months ended January 31, 2006 increased by $2.5 million, or 8%, from the prior-year period. This increase was attributable to the acquisition of Cimmetry, and the increased product offering associated with the acquisition. To a lesser extent, the increase was also attributable to revenue from Europe, partially offset by a decrease in other North American revenue. Total revenues for the nine months ended January 31, 2006 increased by $13.7 million, or 16%, from the prior-year period. This increase was primarily attributable to the acquisition of Cimmetry, and the increased product offering associated with the acquisition, as well as other increases in revenue in North America.

In the three and nine months ended January 31, 2006 and in the nine months ended January 31, 2005, none of our customers accounted for more than 10% of our total revenue. In the three months ended January 31, 2005, one of our customers accounted for 11% of our total revenue. As of January 31, 2006 one of our customers accounted for 12% of our net accounts receivable. As of April 30, 2005, none of our customers accounted for more than 10% of our net accounts receivable.

Our revenues by geographic region for the three and nine months ended January 31, 2006 and 2005 are as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2006	2005	2006	2005
Revenues:
North America	$22,787	$20,996	$70,096	$57,207
Europe	8,160	7,675	23,781	21,909
Asia-Pacific	1,855	1,609	4,788	5,862

	$32,802	$30,280	$98,665	$84,978

During the three months ended January 31, 2006 and 2005, revenues from customers located outside of North America were approximately 31% of total revenues. During the nine months ended January 31, 2006 and 2005, revenues from customers located outside of North America were approximately 29% and 33% of total revenues, respectively. Revenues from customers located outside of North America during those periods were derived primarily from sales to customers in Europe.

License Revenue

The following table sets forth a summary of our license revenue in absolute dollars and expressed as a percentage of total revenues for the three and nine months ended January 31, 2006 and 2005.

	Three Months Ended January 31,		% Change	Nine Months Ended January 31,		% Change
	2006	2005		2006	2005
	(in thousands, except percentages)			(in thousands, except percentages)
License revenue	$13,405	$12,455	8%	$36,882	$33,975	9%
As a percentage of total revenues	41%	41%		37%	40%

The increase in license revenue in absolute dollars during the three and nine months ended January 31, 2006, when compared to the prior-year period, was due to the addition of revenue from Cimmetry and, to a lesser extent, an increase in revenue in Europe, partially offset by a decrease in other North American license revenue due to relatively lower average deal size. A majority of Cimmetry’s revenue is derived from customers located in North America.

We are not in a position to estimate how license revenue for the three months ending April 30, 2006 will compare to license revenue for the previous quarter, given the lack of predictability of closing licensing transactions in any particular quarter.

Service Revenue

The following table sets forth a summary of our service revenue in absolute dollars and expressed as a percentage of total revenues for the three and nine months ended January 31, 2006 and 2005.

	Three Months Ended January 31,		% Change	Nine Months Ended January 31,		% Change
	2006	2005		2006	2005
	(in thousands, except percentages)			(in thousands, except percentages)
Professional service	$6,467	$7,004	(8%)	$23,008	19,319	19%
Maintenance	12,930	10,821	19%	38,775	31,684	22%

Total service revenue	$19,397	$17,825	9%	$61,783	$51,003	21%

As a percentage of total revenues	59%	59%		63%	60%

Service revenue includes fees earned, and to a lesser extent reimbursable expenses incurred, in connection with consulting, software implementation and training services we provide to our customers, as well as fees from software maintenance agreements we offer. Service revenue inherently lags behind the related license revenue as the service engagements and maintenance (and the related revenue) commence after the initial license sale. As a result, the positive or negative impact on service revenue of increasing or decreasing license revenue tends to be delayed by one to two quarters. Additionally, as our maintenance revenue in any given period is derived from a larger customer base than our license revenue in that period, the percentage of increase or decrease in maintenance revenue is generally smaller than the percentage of increase or decrease in license revenue in that period. Service revenue in our quarters ending January 31 are adversely affected by the impact of the holidays on the number of available working days during the quarter.

The increase in service revenue in absolute dollars for the three and nine months ended January 31, 2006, compared to the prior-year periods, was primarily derived from a $2.0 million and $6.2 million increase in North American maintenance revenue, respectively, approximately 60% of which was derived from Cimmetry and the remainder was derived from our other North American region. For the three months ended January 31, 2006, this increase was partially offset by the anticipated impact of the holidays, resulting in lower utilization, as well as a lower number of new professional service engagements started in our third quarter of fiscal 2006 as a result of lower second quarter license revenue. For the nine months ended January 31, 2006, professional service revenue also increased by $3.7 million, primarily in our North American region.

For the three months ending April 30, 2006, we expect service revenue to increase slightly as a result of higher license revenue in the previous quarter.

Cost of Revenues

Cost of License Revenue

The following table sets forth a summary of our cost of license revenue in absolute dollars and expressed as a percentage of license revenues for the three and nine months ended January 31, 2006 and 2005.

	Three Months Ended January 31,		% Change	Nine Months Ended January 31,		% Change
	2006	2005		2006	2005
	(in thousands, except percentages)			(in thousands, except percentages)
Cost of license revenue	$842	$1,243	(32%)	$2,449	$3,484	(30%)
As a percentage of license revenue	6%	10%		7%	10%

Our cost of license revenue includes license fees due to third parties for technology integrated into or sold with our products and the cost of order processing and fulfillment.

The decrease in cost of license revenue in absolute dollars and as a percentage of license revenue during the three and nine months ended January 31, 2006, when compared to the prior-year periods, was primarily due to our purchase of Cimmetry, which resulted in lowering the cost of embedded third-party software, as we had formerly licensed Cimmetry software to include in our products.

In the future, we expect cost of license revenue in absolute dollars to increase or decrease in direct relation to overall license revenue. We expect cost of license revenue as a percentage of license revenue to remain comparable to the results for the three months ended January 31, 2006. Actual results may fluctuate somewhat, depending upon the amount of third-party software sold in any particular period.

Cost of Service Revenue

The following table sets forth a summary of our cost of service revenue in absolute dollars and expressed as a percentage of total revenues for the three and nine months ended January 31, 2006 and 2005.

	Three Months Ended January 31,		% Change	Nine Months Ended January 31,		% Change
	2006	2005		2006	2005
	(in thousands, except percentages)			(in thousands, except percentages)
Cost of service revenue, excluding stock compensation	$9,696	$8,424	15%	$31,836	$23,863	33%
Stock compensation	144	36	300%	417	179	133%

Total cost of service revenue	$9,840	$8,460	16%	$32,253	$24,042	34%
As a percentage of service revenue (excluding stock compensation)	50%	47%		52%	47%

Our cost of service revenue includes salaries and related expenses for implementation, training services, and customer support organizations, costs of third parties contracted to provide implementation and maintenance services to customers and an allocation of overhead expenses, including rent and information technology expenses. In addition, cost of service revenue includes support and upgrade fees paid to third parties with respect to the third-party software integrated into or sold with our products for which our customers have purchased support from us. Stock compensation is explained separately under “Stock Compensation” below.

The increase in cost of service revenue, excluding stock compensation, in absolute dollars during the three and nine months ended January 31, 2006, when compared to the prior-year periods, was primarily related to the increase in service revenue. As a percentage of service revenue, cost of service revenue increased by 3% and 5%, respectively, in the three and nine months ended January 31, 2006, compared to the prior-year periods, primarily due to relatively lower utilization rate of our professional service personnel.

For the three months ending April 30, 2006, we expect cost of service revenue, excluding stock compensation, in absolute dollars to increase when compared to the results achieved in the three months ended January 31, 2006. As a percentage of service revenue, we expect cost of service revenue to be consistent with or slightly lower than the results achieved in the three months ended January 31, 2006.

Operating Expenses

We classify all charges to operating expense categories based on the nature of the expenditures. Although each category includes expenses that are unique to the category type, there are common recurring expenditures that are typically included in all operating expense categories, such as salaries, employee benefits, incentive compensation, bonuses, travel costs, communication, rent and other allocated facilities costs, information technology, and professional fees. Also included in our operating expenses is stock compensation, which is included in each of the sales and marketing, research and development, and general and administrative categories.

Sales and Marketing

The following table sets forth a summary of our sales and marketing expenses in absolute dollars and expressed as a percentage of total revenues for the three and nine months ended January 31, 2006 and 2005.

	Three Months Ended January 31,		% Change	Nine Months Ended January 31,		% Change
	2006	2005		2006	2005
	(in thousands, except percentages)			(in thousands, except percentages)
Sales and marketing, excluding stock compensation	$11,914	$11,956	(0%)	$36,185	$33,170	9%
Stock compensation	462	87	431%	1,353	331	309%

Total sales and marketing	$12,376	$12,043	3%	$37,538	$33,501	12%
As a percentage of total revenues (excluding stock compensation)	36%	39%		37%	39%

In addition to the common recurring expenditures mentioned above, our sales and marketing expenses include expenditures specific to the sales group, such as sales related commissions, and expenditures specific to the marketing group, such as public relations and advertising, trade shows, marketing collateral and materials, and customer user group meetings, net of fees assessed, if any, for attendance. Stock compensation is explained separately under “Stock Compensation” below.

Sales and marketing expenses, excluding stock compensation, was flat in absolute dollar during the three months ended January 31, 2006, when compared to the prior-year period. Sales and marketing expenses, excluding stock compensation, decreased as a percentage of total revenues during the three months ended January 31, 2006. While our total commission expenses in the three months ended January 31, 2006 decreased due to a different mix of products, with lower average commission rates being sold during the quarter, our salaries and benefits increased, as a result of the addition of Cimmetry’s sales and marketing personnel, to offset this decrease. The increase in sales and marketing expenses, excluding stock compensation, in absolute dollars during the nine months ended January 31, 2006, when compared to the prior-year period, was the result of $2.5 million in increased personnel-related costs and $664,000 in increased marketing expenses, primarily due to the addition of Cimmetry.

For the three months ending April 30, 2006, notwithstanding the expected cost savings as a result of our restructuring activities, we expect sales and marketing expenses, excluding stock compensation, in absolute dollars to increase when compared to the result achieved in the third quarter of fiscal 2006 due to costs related to our user conference and increases in commission expense.

Research and Development

The following table sets forth a summary of our research and development expenses in absolute dollars and expressed as a percentage of total revenues for the three and nine months ended January 31, 2006 and 2005.

	Three Months Ended January 31,		% Change	Nine Months Ended January 31,		% Change
	2006	2005		2006	2005
	(in thousands, except percentages)			(in thousands, except percentages)
Research and development, excluding stock compensation	$8,800	$5,649	56%	$25,352	$16,471	54%
Stock compensation	123	2	6050%	326	25	1204%

Total research and development	$8,923	$5,651	58%	$25,678	$16,496	56%
As a percentage of total revenues (excluding stock compensation)	27%	19%		26%	19%

In addition to the common recurring expenditures mentioned above, our research and development expenses consist of costs associated with the development of new products, enhancements of existing products, including translation and localization, and quality assurance procedures. These additional costs consist primarily of consulting costs and the cost of software development tools and equipment. To date, all software development costs in research and development have been expensed as incurred because the expenses incurred after achieving technological feasibility have been immaterial. Stock compensation is explained separately under “Stock Compensation” below.

The increase in research and development expenses, excluding stock compensation, in absolute dollars and as a percentage of revenue during the three months ended January 31, 2006, when compared to the prior-year period, was primarily related to (a) $1.6 million in increased compensation and benefits, primarily resulting from the addition of the Cimmetry workforce and, to a lesser extent, from increased spending on our existing products, and (b) $1.5 million in increased outside consulting fees related to work being performed on the next releases of our products, primarily our Agile 9 suite of products. The increase in research and development expenses, excluding stock compensation, in absolute dollars and as a percentage of revenue during the nine months ended January 31, 2006, when compared to the prior-year period, was primarily related to (a) $5.2 million in increased compensation and benefits resulting from the addition of the Cimmetry workforce, and to a lesser extent, from increased spending on our existing products, and (b) $3.4 million in increased outside consulting fees related to work being performed on the next releases of our products, primarily our Agile 9 suite of products.

For the three months ending April 30, 2006, we expect research and development expenses, excluding stock compensation, in absolute dollars to increase slightly when compared with our results for the three months ended January 31, 2006, as we continue to invest in our products.

General and Administrative

The following table sets forth a summary of our general and administrative expenses in absolute dollars and expressed as a percentage of total revenues for the three and nine months ended January 31, 2006 and 2005.

	Three Months Ended January 31,		% Change	Nine Months Ended January 31,		% Change
	2006	2005		2006	2005
	(in thousands, except percentages)			(in thousands, except percentages)
General and administrative, excluding stock compensation	$3,032	$2,908	4%	$8,942	$8,262	8%
Stock compensation	207	34	509%	611	157	289%

Total general and administrative	$3,239	$2,942	10%	$9,553	$8,419	13%
As a percentage of total revenues (excluding stock compensation)	9%	10%		9%	10%

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

General and administrative expenses, excluding stock compensation, in absolute dollars during the three and nine months ended January 31, 2006, increased by $124,000 and $ 680,000, respectively, when compared to the prior-year periods, primarily due to the addition of Cimmetry’s expense.

For the three months ending April 30, 2006, we expect general and administrative expenses, excluding stock compensation, to remain essentially flat or decrease slightly in absolute dollars, when compared with our results for the three months ended January 31, 2006.

Stock Compensation

The following table sets forth a summary of our stock compensation expenses in absolute dollars and expressed as a percentage of total revenues for the three and nine months ended January 31, 2006 and 2005.

	Three Months Ended January 31,		% Change	Nine Months Ended January 31,		% Change
	2006	2005		2006	2005
	(in thousands, except percentages)			(in thousands, except percentages)
Stock compensation:
Cost of revenues	$144	$36	300%	$417	$179	133%
Sales and marketing	462	87	431%	1,353	331	309%
Research and development	123	2	6050%	326	25	1204%
General and administrative	207	34	509%	611	157	289%

Total stock compensation	$936	$159	489%	$2,707	$692	291%

As a percentage of total revenues	3%	1%		3%	1%

Stock compensation expenses include the amortization of the fair value of share-based payments made to employees, Board of Directors and consultants, primarily in the form of stock options and purchases under the employee stock purchase plan, as we adopted the provision of SFAS 123R on May 1, 2005 (see Note 7 – Stock Compensation). The fair value of stock options granted is recognized as an expense as the underlying stock options vest.

We use the modified prospective method to value our share-based payments under SFAS 123R. Accordingly, for the three and nine months ended January 31, 2006, we accounted for stock compensation under SFAS 123R while for the three and nine months ended January 31, 2005, we accounted for stock compensation under APB 25. Under APB 25, we were generally required to record compensation expense only if there were positive differences between the market value of our common stock and the exercise price of the options granted to employees as of the date of the grant. Under SFAS 123R, however, we record compensation expense for all share-based payments made to employees based on the fair value at the date of the grant. Therefore, stock compensation for the three and nine months ended January 31, 2006 is not comparable to the prior-year periods.

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

On midnight of August 19, 2005, the exchange offer expired. Of the approximately 14 million options eligible to participate in the exchange offer, approximately 11.6 million options were surrendered and exchanged into approximately 3.9 million new options, with an exercise price equal to our common stock par value of $0.001, on the next business day (August 22, 2005). As a result of the exchange, our total number of options outstanding (“overhang”) decreased by approximately 7.7 million. For financial accounting purposes, the exchange resulted in an additional stock compensation of $315,000, which will be recognized over the approximately two-year vesting term of the new options or restricted stock.

For the three months ending April 30, 2006, we expect our stock compensation expense to increase when compared with our results for the three months ended January 31, 2006 due to the grant of new options.

Amortization of Intangible Assets

The following table sets forth a summary of our amortization of intangible assets in absolute dollars and expressed as a percentage of total revenues for the three and nine months ended January 31, 2006 and 2005.

	Three Months Ended January 31,		% Change	Nine Months Ended January 31,		% Change
	2006	2005		2006	2005
	(in thousands, except percentages)			(in thousands, except percentages)
Amortization of intangible assets	$1,353	$535	153%	$4,032	$1,936	108%
As a percentage of total revenues	4%	2%		4%	2%

During fiscal 2005 and 2004, we made selective acquisitions of assets and businesses, including certain intangible assets. Intangible assets consist of developed technologies, customer relationships, trademarks and non-compete agreements acquired as part of our acquisitions described above. Intangible assets are subject to amortization and have original estimated weighted-average useful lives ranging from one to five years. No significant residual value is estimated for the intangible assets.

The components of acquired identifiable intangible assets are as follows (in thousands):

	January 31, 2006			April 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Developed technologies	$9,200	$(4,141)	$5,059	$9,200	$(1,965)	$7,235
Customer relationships	6,882	(4,537)	2,345	7,182	(2,892)	4,290
Trademark	1,200	(240)	960	1,200	(60)	1,140
Non-compete agreements	1,280	(1,240)	40	1,280	(1,210)	70

	$18,562	$(10,158)	$8,404	$18,862	$(6,127)	$12,735

As of January 31, 2006, the estimated future amortization expense of acquired intangible assets is as follows (in thousands):

Fiscal Years:
2006 (remaining three months)	$1,352
2007	4,037
2008	2,595
2009	240
2010	180

Total	$8,404

We may continue purchasing assets or businesses to accelerate industry or geographic expansion, or increase the features and functions of our products available to our customers. These purchase transactions may result in the creation of additional intangible assets, which will lead to a corresponding increase in our amortization expense in future periods. In addition, in connection with preparing financial statements for each reporting period, we analyze whether our intangible assets have been impaired and should be written down or off. Our future operating performance could be impacted by the future amortization and/or impairment of intangible assets.

Restructuring Charges

The following table sets forth a summary of our amortization of intangible assets in absolute dollars and expressed as a percentage of total revenues for the three and nine months ended January 31, 2006 and 2005.

	Three Months Ended January 31,		% Change	Nine Months Ended January 31,		% Change
	2006	2005		2006	2005
	(in thousands, except percentages)			(in thousands, except percentages)
Restructuring and other charges	$1,729	$—	100%	$1,729	$2,132	(19%)
As a percentage of total revenues	5%	—		2%	3%

Refer to Note 6 – Restructuring Charges for a discussion of to our restructuring charges.

Interest and Other Income (Expense), Net

	Three Months Ended January 31,		% Change	Nine Months Ended January 31,		% Change
	2006	2005		2006	2005
	(in thousands, except percentages)			(in thousands, except percentages)
Interest and other income, net	$1,597	$1,169	37%	$3,751	$3,047	23%
As a percentage of total revenues	5%	4%		4%	4%

Interest and other income, net consists of interest earned on cash, cash equivalents, and investments, as well as foreign exchange transaction gains and losses and other miscellaneous non-operating transactions.

The increase in interest and other income, net during the three and nine months ended January 31, 2006, compared to the prior-year period, was due principally to higher interest rates, offset by lower average cash and investment balances principally due to the acquisition of Cimmetry. Additionally, as a result of the US Dollar strengthening against the Euro during the three months ended July 31, 2005, we recorded an unrealized loss from foreign currency translation of $250,000 in that period, which was included in interest and other income, net, for the nine months ended January 31, 2006. See also “Liquidity and Capital Resources” below.

For the three months ending April 30, 2006, we expect interest and other income, net to increase as the interest income tracks the prevailing interest rates.

Provision for Income Taxes

	Three Months Ended January 31,		% Change	Nine Months Ended January 31,		% Change
	2006	2005		2006	2005
	(in thousands, except percentages)			(in thousands, except percentages)
Provision for income taxes	$237	$285	(17%)	$644	$820	(21%)
Effective tax rate	6%	50%		6%	41%

Our provision for income taxes primarily reflects actual taxes associated with our international operations, since we incurred net losses in all periods presented. As a result, our effective tax rate for all periods presented above has heavily fluctuated and we do not believe that this effective tax rate is a useful indicator of future rates. Other than the provision for foreign taxes, and to a lesser extent, provision for state income taxes and US deferred tax liabilities, no provision for income taxes has been recorded because we have incurred net losses in all periods. We have recorded a valuation allowance for the full amount of our net deferred tax assets, including our net operating loss carryforwards and tax credits, as sufficient uncertainty exists regarding our ability to realize the deferred tax asset balance.

Liquidity and Capital Resources

Overview

Our principal source of liquidity consists of cash, cash equivalents and investments, as follows (in thousands):

	As of January 31,
	2006	2005
Cash and cash equivalents	$102,078	$90,321
Short-term and long-term investments	98,317	151,019

	$200,395	$241,340

On February 3, 2005, we acquired substantially all of the assets and assumed certain liabilities of Cimmetry for $44.0 million in cash, which is reflected in our cash, cash equivalents and investments as of January 31, 2006. Our cash, cash equivalents, and investments are generally placed with high credit quality financial institutions, commercial companies and government agencies in order to limit the amount of credit exposure. As of January 31, 2006, our working capital was $159.4 million and our days sales outstanding was 64 days.

Cash Flows

In summary, our cash flows were as follows (in thousands):

	Nine Months Ended January 31,
	2006	2005
Net cash provided by operating activities	$748	$1,245
Net cash provided by investing activities	17,715	37,330
Net cash provided by financing activities	1,582	5,271

Cash provided by operating activities during the nine months ended January 31, 2006 consists of our net loss for the period of $11.5 million, offset by non-cash items of $10.2 million (primarily depreciation and amortization) and a net increase of approximately $4.7 million in other operating assets and liabilities (primarily collection of accounts receivable). Additionally, we included $2.7 million of tax withholding payments to the Internal Revenue Service and state tax authorities related to the vesting or exercise of our employee stock compensation (see Note 7 – Stock Compensation) in our cash flows from operating activities. Cash used in operating activities during the nine months ended January 31, 2005 was primarily due to our net loss for the period of $2.8 million and a net decrease of approximately $2.8 million in working capital, offset by non-cash items of $6.8 million.

Cash provided by investing activities during the nine months ended January 31, 2006 resulted from $19.9 million of net maturities of short-term and long-term investments, partially offset by $2.4 million of purchases of property and equipment. Cash provided by investing activities during the nine months ended January 31, 2005 resulted from $41.3 million of net maturities of short-term and long-term investments, partially offset by $3.2 million of purchases of property and equipment.

Cash provided by financing activities during the nine months ended January 31, 2006 and 2005 was primarily due to the issuance of common stock through our employee stock purchase plan and the exercise of stock options totaling $1.6 million and $5.3 million, respectively. During the nine months ended January 31, 2006, our stock prices were relatively lower compared to prior periods, and as a result we experienced fewer exercises of our employee stock options. We expect cash provided by financing activities to decrease in future periods as we grant fewer stock options to our employees.

We anticipate that our operating expenses, particularly in sales and marketing and research and development, will constitute a material use of our cash resources over the next quarter, offset by anticipated collections of accounts receivable.

As discussed in Note 7 – Stock Compensation, on July 11, 2005, we extended an offer to exchange outstanding options with an exercise price of $6.76 per share or greater for new options with an exercise price of $0.001. The exchange ratio in the offer was one new option share for each three old option shares tendered for exchange. The new options vest over a period of approximately two years (one-third on December 1, 2005, one-third on September 1, 2006 and one-third on June 1, 2007). New options granted to U.S. employees (including U.S. taxpayers employed in India) were immediately exercisable for restricted stock and could only be exercised until November 30, 2005. The restricted stock also vests over the same period of approximately two years. On the first vesting date of December 1, 2005, we withheld 388,000 shares of restricted stock for this purpose, and paid approximately $2.4 million to the Internal Revenue Service and state tax authorities to cover the minimum statutory tax withholding requirements, based on the market value of our common stock at that time. For the next two vesting dates of the restricted stock (i.e. September 1, 2006 and June 1, 2007), we will withhold sufficient shares to cover the minimum statutory tax withholding requirements, based on the market value of our common stock at the time of vesting, and we will pay the related amount to the Internal Revenue Service and state tax authorities.

We may utilize cash resources to fund acquisitions of investments in complementary businesses, technologies or product lines. We believe that our existing cash, cash equivalents and investments, together with our anticipated cash flows from operations, will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months.

Recent Accounting Pronouncements

In November 2005, the FASB issued FASB Staff Position (“FSP”) FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“FSP 115-1”), which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. We believe that the adoption of FSP 115-1 will not have a material impact on our consolidated financial statements.

In November 2005, FASB issued FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). Companies have one year from the later of the adoption of SFAS 123(R) or the effective date of the FSP to evaluate their transition alternatives and make a one-time election. We are currently evaluating which transition method to adopt and the potential impact of this guidance on our financial statements.

In October 2005, FASB issued FSP FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R).” Under this guidance, companies may establish the grant date for a share-based award under SFAS 123(R) prior to the communication of the award terms to the recipient if the award is unilateral and the terms are communicated within a relatively short time period. The guidance provided by this FSP is effective upon initial adoption of SFAS 123(R) or in the first reporting period after the issuance of this FSP if a company has already adopted SFAS 123(R) and has issued interim financial statements. The adoption of this guidance did not have a material impact on our financial statements.

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

We began shipping Agile 9 in January 2004 and released the latest update, Agile 9.2, during the quarter ending January 31, 2006. Agile 9 is a suite of products based on a newly developed architecture, and provides extensive new features and capabilities delivered on an enterprise technology platform. Agile 9 has also been developed to operate with a wider array of database, applications server and underlying technologies than were our prior products. Some of these underlying technologies are themselves relatively new and immature, both with respect to their stability and ability to integrate with other applications. In addition, more than was the case with our prior products, Agile 9 is being implemented to address a broader range of customer requirements. As can be expected with software as complex as Agile 9, in the course of customer implementation activities for Agile 9 with which we have been involved to date, we have encountered bugs and errors not identified during our pre-release testing. While we believe that these bugs or errors do not affect the functionality of Agile 9, in any material respect, and that Agile 9.2 has addressed many of such issues raised to date, these errors, and other errors we may find in Agile 9 or in any of the other products we sell, including Agile Advantage and OnDemand products, the recently released Agile e6 or our Cimmetry product line, could result in (i) lost or delayed revenue and market acceptance, (ii) injury to our reputation, (iii) increased service and warranty costs, including the potential need to provide services at reduced fees or no charge at all in order to address related customer concerns, and (iv) claims or litigation for breach of contract or warranty. Any of these adverse consequences, either alone or in conjunction with others, could have a material negative impact on our business and results of operations.

If We Do Not Achieve a High Level of Customer Satisfaction, Our Customers May Not Purchase Additional Products from Us and Our Reputation in the Market Could Suffer, Adversely Impacting Our Ability to Attract New Customers

The size of a new customer’s initial order is often relatively small and may include a limited number of user licenses. In subsequent orders, customers typically add user licenses and/or additional products. We depend, to a significant extent, on sales of additional user licenses and products to our existing customers to grow our revenues. Therefore, it is important that our customers are satisfied with their initial product implementations and that they believe that expanded use of the product they purchased, or the purchase of additional products, will provide them with additional benefits.

Our products are generally integrated with many disparate systems operated by our customers. Through our professional services organization, we provide implementation services for our software on a fee-for-service basis. Implementations generally involve migrating data from existing systems, and configuring the Agile products to operate with the customers’ existing computer systems and software. Agile 9, Agile 9.2, released in the quarter ending January 31, 2006, and the recently released Agile e6, each provide new product modules, and extensive new features and capabilities, and are designed to address a broader set of business objectives than were our prior products. Agile 9 and Agile e6 implementations may involve multiple products being deployed across multiple departments within the customers’ organizations and configuring the Agile software to operate with a broader range of existing systems and software. As a result, implementations of Agile 9 and Agile e6 will often take longer than was the case with our earlier products, where only one product was deployed across a typically narrower user base. Longer implementations may cause the customer to delay placing or fail to place orders for additional licenses or products. This is particularly true where delays in implementation cause delays in the deployment and initial production use of our products.

The added product modules, features and functionality of our newer products has also meant that our newer products sometimes require more user training than was the case with our prior products. In addition, as is often the case with major software upgrades, customers who were accustomed to the user interfaces and commands of prior versions of our software have in some cases experienced dissatisfaction with the new user interfaces, and at having to learn the new commands and navigation tools of Agile 9. Such user experiences can lead to dissatisfaction with our products as a whole and delays in, or the customers’ unwillingness to place, orders for additional licenses or products.

Failure to maintain customer satisfaction for any reason could mean that follow-on orders would be delayed or may not occur at all, either of which would have a materially adverse effect on our results of operations.

Our Quarterly Operating Results Fluctuate and are Difficult to Predict. The Timing of Large Orders is Highly Unpredictable. Our Expenses are Relatively Fixed in the Short Term. Unpredicted Revenue Shortfalls Could Disproportionately and Adversely Affect Operating Results. If Our Future Results are Below the Expectations of Public Market Analysts or Investors, the Price of Our Common Stock May Decline Significantly

Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future. Our products have a complex and unpredictable sales cycle. The timing of large orders, which can account for a significant percentage of our total license revenue, remains unpredictable as a result of the overall economic conditions, cautious capital spending by businesses and customer expenditure approval processes. In addition, due to the longer implementation cycles associated with our newer products, follow-on orders from existing customers may not follow original orders as quickly as they have done in the past, thus making the timing of such orders harder to predict. If any large order anticipated for a particular quarter is not received in that quarter, or the related license revenue is not recognizable in that quarter, we may experience an unplanned shortfall in revenues. In contrast, our expense levels are relatively fixed in the near term and are based in part on expectations of future revenues. As a result, a revenue shortfall from estimated levels can cause a disproportionately adverse impact on our operating results for the quarter in which the revenue shortfall occurs.

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

Competition Among Providers of Product Lifecycle Management Software May Increase, Particularly if Industry Consolidation Continues, Which May Cause Us to Reduce Prices, and Experience Resulting Reduced Gross Margins, or Lose Business to Competitors, Resulting Ultimately in a Loss of Market Share

We believe that the market for product lifecycle management solutions is becoming increasingly competitive due to a number of factors, including: (i) consolidation in the product lifecycle management software industry; (ii) alliances among existing competitors; (iii) alliances between our competitors and systems integrators; and (iv) entry of new competitors. In addition, as a result of the increasing availability of offshore software development resources efforts, we have begun to face additional competition from customers’ and prospective customers’ custom development efforts. Finally, we continue to see pricing pressure from customers and prospects.

We have occasionally experienced pricing pressure on sales of our products, in circumstances in which competitors have offered to sell licenses at much lower cost in exchange for customer purchases of maintenance or other products or services from the competitor. In some situations, we believe competitors may have offered initial licenses at no cost in order to establish a relationship with the customer. We expect that these pressures will continue, particularly with the constraint in the capital budgets for purchases of enterprise software under which our customers are operating. In order to remain competitive, and retain or expand our market share, and to expand our sales into new industries, we may have to meet some of these demands for lower prices on our license fees, and offer initial licenses at low, or even no cost, to the customer.

There is a risk that, even as the economy improves overall, businesses may not increase their information technology spending commensurate with their business growth. Moreover, even in an environment of increasing information technology spending, we (and other PLM vendors) are not only competing for PLM opportunities, but also competing against unrelated internal projects and against vendors of unrelated products and services, all of whom are competing for the limited information technology spending by current and prospective customers. There can be no assurance that PLM in general or Agile in particular will compete favorably against other potential uses of information technology spending.

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

If Our Service Revenue Increases As a Percentage of Total Revenues, Our Gross Margins Could Decrease; Demand for Our Services may Exceed Internal Capacity, Which Could Increase Reliance on Third-Party Subcontractors, Thus Adversely Impacting Gross Margin; We Currently Perform Some of Our Implementations on a Fixed-Price Basis, Which Could Cause Us to Incur More Costs Than We Expect

We realize lower margins on service revenue, particularly with respect to professional services, than on license revenue. As a result, if service revenue increases as a percentage of total revenues, or if we increase our use of third parties to provide such services, our gross margins may decrease.

The profitability of our professional services is critically dependent on our ability to maintain a minimum average billing rate and a fairly high utilization level of professional services personnel. If we are unable to maintain or improve our billing and utilization rates, the profitability of our professional services activities, our service revenue and our overall profitability will suffer.

During fiscal 2005, demand for our services, principally implementation services for Agile 9, began to exceed the capacity of our internal services organization. As a result, we have had to engage third parties to subcontract all or a portion of the services engagements in some instances. The costs associated with using third parties are significantly higher than the costs associated with direct delivery of services. As a result, the use of third parties may adversely impact our services gross margins. We expect to continue to rely to a significant extent on third parties for the next few quarters, which will continue to adversely affect our gross margins. In addition, beginning in fiscal 2005 and continuing into fiscal 2006, we have been hiring additional personnel for our professional services organization. Newly hired services personnel require up-front training and take some time before becoming fully productive. Accordingly, the addition of a significant number of new services personnel can adversely affect services margins in the short term.

We may at times charge customers a fixed fee for installation services. If we underestimate the amount of time or resources required to install our products in fixed-fee situations, our gross margins could decline, adversely impacting our operating results.

Our Success Depends Upon Attracting and Retaining Qualified Employees

Our success as a company is dependent, in part, upon our ability to attract and retain qualified employees. If we are unable to attract the qualified people we seek, or if we are unable to retain our existing employees, our customer satisfaction and therefore our business could suffer. In addition, if we are unable to retain our key sales executives, our revenue could be materially and adversely affected. Finally, in connection with the adoption of SFAS 123R, we are reviewing our overall equity compensation strategy, and anticipate issuing fewer stock options to our employees than we have in the past. These changes in approaches to employee compensation could adversely affect our ability to attract and retain the highly qualified personnel we need.

We Have New Sales Representatives, Particularly in Our International Sales Force, Who Could Take Time to Reach Productivity, Which, Could Result in Lost or Delayed Sales

We sell our products primarily through our direct sales force. As a result of reorganization activities and acquisitions, we have added a significant number of sales personnel in North America and in the international markets we serve over the past two fiscal years, and expect to continue to add sales personnel in the future. Concurrently with this activity, through the introduction of Agile 9 and the acquisitions we have made, our product offering has become significantly broader and more complex. Training existing and new sales personnel on the full range of products we offer is a substantial undertaking, and it generally takes six to twelve months for a new account executive to become fully productive. In addition, changes in account executives can also result in the need to reestablish relationships with existing customers. This can result in customer dissatisfaction, and lost or delayed sales, as customers become accustomed to their new account executives.

The ability of our entire sales force to effectively sell our full suite of products will be important to our growth. If the new members of our sales team are unable to quickly become fully productive, or if we cannot successfully cross-train our expanded sales force in our full suite of products, it may be difficult for us to sell our products, and we may lose sales opportunities and market share, take longer to close anticipated sales, and experience a shortfall in revenues.

We Have Recently Made Several Acquisitions and Expect to Make Additional Acquisitions in the Future. If We Fail to Successfully Integrate the Acquired Companies, We May Not Achieve the Anticipated Benefits of the Acquisitions. If We Fail to Identify and Successfully Acquire Additional Products, Technologies and Companies, Our Long-Term Competitive Position May Be Adversely Affected

In February 2005, we acquired substantially all of the business assets of Cimmetry, Inc., during fiscal 2004, we acquired Eigner US Inc. and TRADEC, Inc. and, during fiscal 2003, we acquired oneREV, Inc. and ProductFactory, Inc. While each of these acquisitions has resulted or is expected to result in benefits as a combined company, achieving the full benefits of each of these and any future acquisitions depends on many factors, including the successful and timely integration of the products, technologies, personnel, and operations of the acquired companies. These integration efforts are difficult and time consuming, especially considering the highly technical and complex nature of each company’s products. We may encounter risks to our business as a result of such acquisitions, including:

•	Difficulties in integration of acquired personnel, operations, technologies or products;

•	Unanticipated acquisition costs, such as integration expenses and expenses associated with retiring excess facilities or other assets;

•	Diversion of management’s attention from other business concerns;

•	Adverse effects on our existing business relationships with our customers and business partners, and the risk of losing the customers of acquired companies, particularly where, as is the case with our recent Cimmetry acquisition, those customers may compete with us;

•	Inability to retain key employees of acquired companies; and

•	Difficulties and added expenses associated with bringing acquired companies into our internal control framework in a timely manner as may be required for on-going compliance with the Sarbanes-Oxley Act of 2002.

If we are unable to successfully and timely integrate acquired businesses, products or technologies, or to train, retain and motivate personnel from acquired companies, we may not receive the intended benefits of such acquisitions.

Going forward, we believe that acquiring additional products, technologies and/or companies will be important to remaining competitive in the PLM marketplace. However, we may not be able to identify complementary acquisition targets or, even once targets are identified, we may not be able to reach agreement on the terms of acquisitions or complete the acquisitions. Acquisitions could cause us to issue dilutive equity securities, incur debt or contingent liabilities, amortize goodwill and other intangibles, write off in-process research and development and other acquisition-related expenses, any of which could adversely affect our financial condition and operating results.

Uncertainty about the Impact of SFAS 123R Could Adversely Affect Us

Effective in the first quarter of fiscal 2006, we adopted SFAS 123R, which will result in a significant difference in the way in which we account for equity-based compensation. SFAS 123R is relatively new and, has only recently been adopted by many companies. The impact of the adoption of SFAS 123R can vary from company to company. As a result, it may be difficult for analysts and others reviewing our financial statements to compare our financial statements to our prior period statements and to those of other companies. Our stock price could be adversely affected if, as a result of adoption of SFAS 123R, our financial performance compares unfavorably to other similarly situated companies.

SFAS 123R is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding stock price volatility, option forfeiture rates and expected option lives, to build a model for valuing equity-based compensation. There is little available experience or guidance with respect to developing these assumptions and models. There is also uncertainty as to how the standard will be interpreted and applied as companies and their advisors gain experience with the standard.

There is a risk that, as we and others gain experience with SFAS 123R or as a result of subsequent accounting guidelines, we could determine that the assumptions or model we used requires modification. Any such modification could result in significantly different equity-based compensation charges in future periods and, potentially, could require us to correct such charges taken in prior periods.

We Have a History of Losses and May Not Achieve or Maintain Profitability

We have incurred annual losses in each of the years since we were formed. We incurred losses of $4.1 million and $11.5 million for the three and nine months ended January 31, 2006, respectively. As of January 31, 2006, we had an accumulated deficit of approximately $303.2 million.

Due to the amortization of the intangibles as a result of the Cimmetry acquisition and the adoption of FAS 123R effective in our first quarter of fiscal 2006, we will likely not be profitable on a GAAP basis for the foreseeable future. Achieving and sustaining profitable results, even on a non-GAAP basis, will depend upon careful expense management coupled with higher revenue levels. Many of our expenses are relatively fixed in the short term and there can be no assurance that we will be able to maintain expenses at target levels. There can also be no assurance that our revenues will increase. As a result, there can be no assurance that we will achieve or maintain profitable operations in the future.

Software Product Development Is Inherently Complex, and We Could Experience Difficulties in Introducing New Products and Upgrades Which Could Result in Lost or Delayed Sales

In addition to Agile 9, Agile Advantage, Agile e5/6 and the newly acquired Cimmetry products, our future financial performance also depends on our successful and timely development and introduction, and market acceptance, of other new and enhanced products, including products that we may introduce using technology that we acquire from other companies. The lifecycles of our products are difficult to predict because the market for our products is characterized by rapid technological change, changing customer needs and evolving industry standards.

Although our software products can be used with a variety of popular industry standard technology platforms, there may be future or existing platforms that achieve popularity in the marketplace that may not be architecturally compatible with our software product design. It may be necessary for us to invest significant resources to adapt our software if new or different platforms or operating environments become widely adopted in our current and prospective customer base. In addition, we believe that our software must be able to accommodate substantial numbers of users to achieve the level of market acceptance and customer satisfaction that we believe is critical to our success.

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

We Have Significant International Operations, Which Expose Us to Risks Inherent in Conducting Business Activities in Geographies Outside of the United States

Since early in fiscal 2003, we have had research and development operations in India and China. In August 2003, through our acquisition of Eigner, we began significant operations in Germany, and in February 2005 we began significant operations in Canada through our acquisition of Cimmetry. We also have sales offices located in many additional locations. In addition to the increase in our international operations, we derive a significant portion of our revenues from customers located outside of the United States. For example, during fiscal 2005, revenues from customers located outside of North America were approximately 31% of total revenues. We expect both our operations and revenues from outside of North America to represent a significant portion of our overall operations and fiscal 2006 revenues, respectively.

Our recent and expected international expansion subjects us to a number of risks associated with conducting operations internationally, including:

•	Difficulties in managing geographically disparate operations;

•	Longer sales cycles associated with educating foreign customers on the benefits of using our products;

•	Greater difficulty and longer time in collecting accounts receivable from customers located abroad;

•	Difficulty in providing customer support for our software in multiple time zones and languages;

•	Requirement, and cost of developing our software in multiple foreign languages;

•	Difficulties in enforcing agreements through foreign legal systems;

•	Unexpected changes in regulatory requirements that may limit our ability to export our software or sell into particular jurisdictions that impose multiple conflicting tax laws and regulations;

•	Political and economic instability, civil unrest or war;

•	Terrorist activities that impact international commerce;

•	Difficulties in protecting our intellectual property rights, particularly in countries where the laws and practices do not protect proprietary rights to as great an extent as do the laws and practices of the United States;

•	Changing laws and policies affecting economic liberalization, foreign investment, currency convertibility or exchange rates, taxation or employment; and

•	Nationalization of foreign owned assets, including intellectual property.

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

We believe that continued expansion of our international operations will be necessary for our future success, and a key aspect to our business strategy has been and is to expand our sales and support organizations internationally. Therefore, we believe that we will need to commit additional significant resources to expand our international operations. If we are unable to successfully expand further in international markets on a timely basis, or if this expansion is more difficult than expected, we may not be able to achieve desired levels of revenue growth. In addition, due to the time delay between hiring sales personnel and such personnel becoming fully productive, expansion of our international operations could have the near term effect of increasing our cost structure without an immediate corresponding increase in revenues, thus adversely affecting our results of operations.

Our Efforts to Expand Sales of Our Products to Other Industries May Not Succeed, Thereby Limiting Our Available Markets and Revenue Growth Potential

We currently sell our products primarily to companies in the electronics/high technology, industrial (including automotive and aerospace), life sciences and consumer-packaged goods industries. We also market products to customers in additional industries, including retail and government. Although we have targeted enterprises in these other industries as potential customers, these potential customers may not be as willing to purchase our products as our customers in the electronic and high technology, industrial and life sciences industries have been. Targeting additional industries requires us to invest significant amounts in sales and marketing activities. If we are unable to expand into such other industries, we may not recover this investment, or maintain or increase sales of our software.

If We Become Subject to Product Liability Litigation, It Could Be Time Consuming and Costly to Defend

Since our products are used for mission critical applications in the supply chain, errors, defects or other performance problems could result in financial or other harm to our customers. For example, our products are designed to communicate information relating to changes in product specifications during the manufacturing process. If a supplier or other participant receives inaccurate or erroneous data, it is possible that it could claim it incurred damages based on its reliance on that data. Although our license agreements generally contain provisions designed to limit our exposure to product liability damages, existing or future laws or unfavorable judicial decisions could negate such limitation of liability provisions. While we carry product liability insurance, our insurance may not fully cover these claims. Product liability litigation, even if successfully defended, would be time-consuming and costly to defend and could harm our reputation and business.

Changes in Global Business Conditions Could Adversely Affect Demand for Our Products and Services, Thereby Negatively Impacting Our Revenues and Results of Operations

Our operating results have been adversely affected over the past few years by reduced levels of capital spending, overall weak economic conditions affecting our current and potential customers and political uncertainties such as the ongoing threat of terrorist strikes. The economic environment that we faced in fiscal 2004 and 2005 was uncertain, and that uncertainty continues in fiscal 2006. Because customers and potential customers are deferring and may continue to defer major infrastructure investments until general economic conditions improve, we may be especially prone to this weak economy, particularly as it relates to large license transactions. Although we have begun to see early evidence of strengthening demand, weak economic conditions may continue to adversely impact our business for at least the next few quarters.

If We Are Unable to Protect Our Intellectual Property We May Lose a Valuable Asset, Experience Reduced Market Share or Incur Costly Litigation to Protect Our Rights; We May Also Be Subject to Intellectual Property Infringement Claims That, Even Without Merit, Could Be Costly to Defend or Settle

Our success and ability to compete depends upon our proprietary technology, particularly the technology underlying our products. We rely on patent, trademark, trade secret and copyright laws to protect our intellectual property. Despite our efforts to protect our intellectual property, a third party could copy or otherwise obtain our software or other proprietary information without authorization.

We may have to resort to litigation to enforce our intellectual property rights, to protect our patents, trade secrets or know-how or to determine their scope, validity or enforceability. Enforcing or defending intellectual property rights is quite expensive, could cause the diversion of our resources, and may not prove successful. Our existing or future protective measures may prove inadequate to protect all of our proprietary rights, and any failure to enforce or protect such rights could cause us to lose a valuable asset. In addition, the laws of some countries do not protect our proprietary rights to as great an extent as do the laws of the United States, and we expect that it will become more difficult to monitor the use of our products or technologies as we increase our international presence.

We may, from time to time, be subject to claims of infringement of other parties’ proprietary rights or claims that our own intellectual property rights are invalid. There has been a substantial amount of litigation in the software industry regarding intellectual property rights. It is possible that, in the future, third parties may claim that our current or potential future products infringe their intellectual property. We expect that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims as the number of products and competitors in our industry grows and the functionality of PLM products begins to overlap with other software applications. Any infringement claims made against us, even without merit, could be time-consuming, result in costly litigation, or cause product shipment delays or negative publicity. In addition, if our products were found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements in order to continue to be able to sell our products. Royalty or licensing agreements, if required, may not be available on terms acceptable to us and, if entered into, are likely to adversely affect our operating results.

We Depend on Third-Party Licensed Technology That, if Lost, Could Result in Increased Cost or Delays in Sales of Our Products

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

The Market Price of our Common Stock Has Been and May Continue to Be Volatile, Which Could Result in Substantial Losses for Individual Security Holders

The market price for our common stock has been, and is likely to continue to be, highly volatile. During the nine months ended January 31, 2006, the high and low closing sales prices of our common stock were $7.25 and $5.88, respectively. Our stock price is subject to wide fluctuations in response to a number of factors, some of which are beyond our control.

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

Legislative Action and Potential New Accounting Pronouncements Could Cause our General and Administrative Expenses to Increase

In order to comply with the Sarbanes-Oxley Act of 2002, as well as recent changes to listing standards by NASDAQ, and rules implemented by the Securities and Exchange Commission, we have had to hire additional personnel and utilize additional outside legal, accounting and advisory services, and may continue to require such additional resources in the future. These efforts cost $1.3 million during fiscal 2005. Moreover, in the rapidly changing regulatory environment in which we now operate, there is significant uncertainty as to what will be required to comply with many of the new rules and regulations. As a result, we may be required to spend substantially more than we currently estimate, and may need to divert resources from other activities, as we develop our compliance plans.

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

	Maturing within 12 months	Maturing between 1 and 2 years	Total
Cash equivalents	$87,162	$—	$87,162
Weighted average interest rate	4.38%	—%	4.38%
Investments	$71,741	$14,101	$85,842
Weighted average interest rate	2.91%	4.38%	3.15%

Total investment securities	$158,903	$14,101	$173,004

Weighted average interest rate	3.72%	4.38%	3.77%

Item 4.	Controls and Procedures

Evaluation of Our Disclosure Controls and Internal Controls

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, to their knowledge and belief, our disclosure controls and procedures were effective.

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation described above that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as follows. In connection with its review of the compliance procedures set forth in our policies to be followed in the investigation of reported violations, we have agreed that any report that may be made that appears to involve a complaint or a concern regarding our financial disclosures, internal accounting controls, questionable auditing or accounting matters or practices or other issues relating to our accounting or auditing, or any fraud, whether or not material, involving management or other employees who have a significant role in our internal controls, shall be immediately reported to the Chair of the Audit Committee.

CEO and CFO Certifications

Attached, as Exhibits 31.1 and 31.2, are two separate forms of certifications of the CEO and the CFO. The certifications attached as Exhibits 32.1 and 32.2 are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certifications”). The information contained in this Item 4 relates to the Controls Evaluation referred to in the Section 302 Certifications, and should be read with the Section 302 Certifications for a more complete understanding of the topics presented.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission Of Matters To A Vote Of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits And Reports On Form 8-K

(a) Exhibits

10.2	*	Employment Agreement with Jay Fulcher, dated February 22, 2006

31.1		Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan

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

Date: March 13, 2006