Form 10-K
period 2006-04-30
AGILE SOFTWARE CORP
filed 2007-03-05
CIK 1088653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-27071

AGILE SOFTWARE CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	77-0397905
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

(Address of principal executive office)

6373 San Ignacio Avenue, San Jose, California 95119-1200

(Registrant’s telephone number, including area code)

(408) 284-4000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $0.001

(Title of Class)

The NASDAQ Stock Market LLC

(Name of Exchange in which Registered)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes  ☐    No  ☒

The aggregate market value of Agile Software Corporation common stock, $0.001 par value, held by non-affiliates as of October 31, 2005, was approximately $253 million, based upon the last sales price reported for such date on the Nasdaq National Market. For purposes of this disclosure, shares of common stock held by persons who held more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded in that such persons may be deemed to be affiliates. Share ownership information of certain persons known by the registrant to own greater than 5% of the outstanding common stock for purposes of the preceding calculation is based solely on information on Schedule 13F or 13G filed with the Securities and Exchange Commission and is as of October 31, 2005. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of common stock of Agile Software Corporation issued and outstanding as of December 31, 2006 was 57,545,957.

AGILE SOFTWARE CORPORATION

FORM 10-K

APRIL 30, 2006

i

PART I

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, the following discussion includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934 that involve risks and uncertainties. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and we are including this statement for purposes of complying with these safe harbor provisions. We have based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially, as a result of certain factors, including, but not limited to, those discussed in “Risk Factors” in this report and our other Securities and Exchange Commission (“SEC”) filings. These forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and assumptions, including those set forth in this section as well as those under the caption, “Item 1A Risk Factors.”

Words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate” and variations of such words and similar expressions are intended to identify such forward-looking statements. Except as may be required by law, we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report might not occur.

Unless expressly stated or the context otherwise requires, the terms “we”, “our”, “us”, “Agile”, “Agile Software” and “the Company” refer to Agile Software Corporation and its subsidiaries.

EXPLANATORY NOTE

In this Form 10-K, Agile is restating its consolidated balance sheet as of April 30, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2005, and each of the quarters in its 2005 fiscal year. Our decision to restate was based on the results of an independent review into our historical stock option grant practices, and related accounting, that was conducted by a special committee (the “Special Committee”) of one independent director appointed by the Audit Committee of the board of directors of the Company (the “Board”), with the assistance of independent counsel.

The Special Committee found instances in which incorrect measurement dates were used to account for certain option grants. In addition, the Company found that it did not appropriately account for certain other aspects of stock compensation, but which did not result in a material adjustment to our historical consolidated financial statements. The total cumulative adjustment to stock compensation expense resulting from these findings, as well as adjustments related to other immaterial stock compensation expense accounting errors found by the Company, is $69.6 million. Accordingly, this Form 10-K includes restatements of the following previously filed financial statements and data (and related disclosures): (1) our consolidated financial statements as of and for the fiscal years ended April 30, 2005 and 2004; (2) our selected consolidated financial data as of and for the fiscal years ended April 30, 2005, 2004, 2003 and 2002; and (3) our unaudited quarterly financial data for all quarters in fiscal 2005. See Note 2, “Restatement of Consolidated Financial Statements,” and Note 16 “Unaudited Quarterly Consolidated Financial Data,” to the consolidated financial statements included in this Form 10-K for a detailed discussion of the effect of the restatements.

In connection with our restatement, we assessed generally whether there were other matters which should have been corrected in our previously issued financial statements. As a result, Agile made certain adjustments in this Form 10-K to our previously filed consolidated statement of cash flows for fiscal year 2005, and the consolidated statements of cash flows included within our unaudited quarterly financial data for each of the quarters in fiscal 2005 and the first three quarters in fiscal 2006. These adjustments were primarily the result of errors in the calculation of the effect of exchange rate changes on cash balances, which principally resulted in reclassifications between cash provided by (used in) operating activities and the effect of exchange rate changes on cash. These adjustments had no impact on the total change in cash and cash equivalents within the consolidated statements of cash flows, the consolidated statement of operations or the consolidated balance sheets for the affected periods.

Previously filed annual reports on Form 10-K and quarterly reports on Form 10-Q for the periods affected by the restatements have not been amended and, as such, should not be relied upon. On October 26, 2006, we issued a press release announcing that, although we had not yet concluded which specific periods may require restatement, the Audit Committee of our Board had concluded that our previously issued financial statements should no longer be relied upon.

Stock Option Review

On September 19, 2006, Agile announced that it had commenced a voluntary review of stock option grant practices through a Special Committee of one independent director appointed by the Audit Committee of the Board, with the assistance of independent legal counsel. The review covered option grants made to all employees, directors and non-employees during the period from the date of our initial public offering in August 1999 to July 2006, consisting of over 200 grant dates (representing over 3,000 individual option grants). The review included an extensive examination of our stock option grant practices, accounting policies, accounting records, supporting documentation, and electronic data, including e-mail, as well as interviews with current and former employees and members of our Board. The Special Committee’s review identified circumstances where the grant date used as the “measurement date” for accounting purposes preceded the appropriate measurement date, as defined under Generally Accepted Accounting Principles in the United States (“GAAP”). The Special Committee determined that grants for which errors were found were primarily granted from August 1999 through October 2003.

For approximately two-thirds of the Company’s historical option grant measurement dates, representing approximately 140 grant dates, the Special Committee found no evidence establishing that the original measurement date used for accounting purposes was inappropriate. On other grant dates, the Special Committee found that there was an insufficient basis to rely on the Company’s original stated grant date to support recorded measurement dates used to account for certain stock options, which were granted primarily from August 1999 through October 2003. Approximately 97% of the total in-the-money value (market price on the actual measurement date minus exercise price) of the options found to have incorrect measurement dates was attributable to those options granted prior to April 30, 2002. In particular, with respect to such grants, the Special Committee determined that one or more of the following situations existed: the Company had made grants by means of unanimous written consents of the Board or the Compensation Committee, wherein all the signatures of the members were not received on the grant date specified in the consents; the Company made several company-wide grants pursuant to an approval of the Board or Compensation Committee or by the Company’s chief executive officer under delegated authority from the Board, but the list of grantees and number of options allocated to each grantee was not finalized as of the stated grant date; and during the period from August 1999 through October 2003, the Company followed a practice to set the grant date and exercise price for option grants for new hires as of the date of hire or the date of approval by the CEO, and, for some of these grants, related documentation suggested that the option granting process involved the determination of a grant date that preceded the actual approval date. The Special Committee’s inquiry also identified less frequent measurement date errors that we believe were not material, such as grants made to a small number of employees who had not formally commenced their employment as of the grant approval date.

To determine the correct measurement dates for these options under applicable accounting principles, we followed the guidance in Accounting Principles Board Opinion No. 25 (“APB No. 25”), which deems the “measurement date” as the first date on which all of the following are known: (1) the individual employee who is entitled to receive the option grant; (2) the number of options that an individual employee is entitled to receive;

and (3) the option’s exercise price. In addition, the “measurement date” cannot be earlier than the date on which the grant is approved. In instances where we determined we could not rely on the original grant date for an option, we determined corrected measurement dates based on our ability to establish or confirm, in our reasonable judgment, whether through other documentation, consistent or established Company practice or processes, or credible circumstantial information, that all requirements for the proper granting of the option had been satisfied under applicable accounting principles.

In addition to accounting adjustments due to measurement date changes, the Company found accounting errors relating to: unintentional “repricing” of grants due to duplicate grant dates; grants to non-employees for which an incorrect amount of stock compensation expense had been recognized; modifications of grants for which an incorrect amount of stock compensation expense had been recognized; and one grant of a discounted option for which no stock compensation expense had been recognized. The accounting adjustments resulting from these errors represent less than 2% of the total cumulative adjustment to stock compensation expense.

We have determined that the total cumulative stock compensation expense resulting from the errors described above, was $69.6 million. In this Form 10-K, we recorded stock compensation expense of $1.2 million and $2.8 million for the years ended April 30, 2005 and 2004, respectively, and $65.6 million prior to fiscal 2004. There was no impact on revenue or net cash provided by operating activities as a result of this additional stock compensation expense.

The cumulative effect of the restatement adjustments on our consolidated balance sheet at April 30, 2005 was an increase in additional paid-in capital, offset by a corresponding increase in the accumulated deficit and deferred compensation, which results in no net effect on stockholders’ equity. The adjustments increased previously reported net loss per share by $0.02 and $0.06 for the years ended April 30, 2005 and 2004, respectively.

The restatement resulted in a cumulative increase to our gross deferred tax assets of approximately $10.8 million as of April 30, 2005. However, in view of our history of operating losses, we have established a full valuation allowance on our deferred tax assets since inception. As a result, there is no material impact to net tax expense relating to the additional stock compensation expense recorded by us. Additionally, there is no material impact on our consolidated financial statements arising from the impact of Section 409A of the Internal Revenue Code (the “Code”) or the limitations on deduction of executive stock compensation expense in Section 162(m) of the Code. See “Prospective Impact of Section 409A” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Item 7 of this Form 10-K, for a discussion of the potential prospective impact of Section 409A on the Company’s future results of operations.

The Special Committee completed its review consistent with its original scope and work plan, and found no evidence of any intention to deceive or impede the Committee’s investigation or to destroy or alter documents. It noted that current management encouraged and fully cooperated in the review. The Special Committee found no evidence that any of the Company’s current officers, including its CEO, CFO, General Counsel, Senior Vice President of Human Resources or Vice President of Finance or its former CEO, engaged in any intentional mis-dating of options, self-dealing or manipulation of the Company’s financial results. The Special Committee also found that the evidence suggested an effort, in late 2003, by the then current management to improve and formalize the Company’s option grant practices by putting in place processes that substantially eliminated the risk of these issues recurring.

Beginning in November 2003, the Company’s practice for options granted by unanimous written consent of the Compensation Committee is to utilize as a measurement price the closing price of the day on which consent has been received from all members of the Compensation Committee. As such, draft unanimous written consents are not deemed dated until all members of the Compensation Committee have approved a proposed grant and written confirmation of that authorization has been received. Current practice for options granted by written consent of the CEO, under authority delegated by the Board, is to make grants on Fridays only and utilize as a measurement date the closing price of the common stock on the Friday on which the grant was made. Additionally, along with records of all grants made by the CEO, records are kept for all weeks in which no such grants are made.

Review of Taiwan Sales Office Operations

In addition to the restatement described above as a result of our review of our historical stock option grant practices, our consolidated financial statements included in this Form 10-K reflect adjustments to our financial information previously reported in our press release, dated May 25, 2006, for the quarter and fiscal year ended April 30, 2006 (“Press Release”). The adjustments arose out of an investigation by our Audit Committee, as reported in our Form 8-K filed with the SEC on July 14, 2006, into certain transactions entered into by our Taiwan sales office. The investigation initially centered upon confirmation of the validity of a specific sale transaction. It was subsequently expanded to include a review of all material revenue transactions entered into by the Taiwan sales office during fiscal years 2004 through 2006 and our relationship with, and transactions entered into with and by, a reseller in Taiwan. The investigation involved interviews with key employees, resellers and customers, and review of documentation and computer files, including emails.

Upon the conclusion of this investigation we determined that approximately $632,000 of revenue that we had previously announced, in the Press Release, as revenue recognized for the fourth quarter of fiscal 2006, would be more appropriately recognized during the first quarter of fiscal 2007. Our consolidated financial statements included in this Form 10-K for fiscal 2006 reflect that change and the $632,000 of revenue is included in the revenue for the first quarter of fiscal 2007 and reflected in the Form 10-Q being filed concurrently with this Form 10-K. We determined that recognizing this revenue in the first quarter of fiscal 2007 was more appropriate than in the fourth quarter of fiscal 2006, based primarily on certain information uncovered during the investigation, but unknown to us at the time we first announced our results for the fourth quarter of fiscal 2006. This information includes (i) the fact that the reseller entity through which the sale occurred was partially owned by individuals who were, or who were related to, employees of our Taiwan sales office, and (ii) statements made during interviews of representatives of the end-user created uncertainty as to whether the end user placed the order for the software with the reseller during the fourth quarter of fiscal 2006 or the first quarter of fiscal 2007. Thus, although at the time we announced our preliminary financial results for the fourth quarter of fiscal 2006, we had evidence of sell-through from the reseller to the end-user consistent with our revenue recognition policy, upon receipt of this additional information we deferred recognizing this revenue until June 2006, when additional evidence of sell-through from the reseller to the end user was received. As a result of the investigation, the Company’s management identified and reported to our Audit Committee and independent registered public accounting firm material weaknesses in the Company’s internal control over financial reporting as of April 30, 2006, as discussed in Item 9A of this Form 10-K.

We discovered no evidence that any employee of the Company outside of the Taiwan sales office was involved in the matters that were the subject of the investigation, or that events similar to those under investigation had occurred in our operations outside Taiwan.

ITEM 1.    BUSINESS

Overview

We develop and sell an integrated suite of product lifecycle management (“PLM”) software products and offer related business consulting and implementation services. Our solutions enable our customers to accelerate their time-to-market, reduce costs, improve product quality, manage regulatory compliance and drive innovation throughout the product lifecycle and across the product network. 3Com, Acer, Bayer, Bell Sports, Broadcom, CooperVision, Dell, Flextronics, GE Medical Systems, Harris Corporation, Herbalife, Johnson Diversey, Johnson & Johnson, Lockheed Martin, Micron, Philips, QUALCOMM, Sharp, Shell, Siemens, Tyco Healthcare, WL Gore and ZF are among the over 11,000 customers that have licensed Agile solutions.

We focus on providing comprehensive PLM solutions to companies in the electronics and high technology, life sciences, consumer packaged goods, automotive, aerospace and defense, industrial products and other industries. Our strategy is to deliver business-ready applications, which enable companies to manage the information, processes and decisions about their products across the global product network, that are cost-effective and quickly provide measurable results. Our strategy is industry-focused with product capabilities tailored to the requirements of our target industries. We sell our products through a direct sales channel and resellers.

Agile, Agile Software and the Agile logo are registered trademarks, and Agile On Demand, Agile Advantage, Agile Product Collaboration, Agile Product Cost Management, Agile Product Governance & Compliance, Agile Product Quality Management, Agile Product Portfolio Management, Agile Engineering Collaboration, Agile Product Interchange and AgileMD are trademarks, of Agile in the U.S. and/or other countries. All other brands, products or service names are or may be trademarks or service marks of, and are used to identify products or services of, their respective owners.

Industry Background

For product-oriented companies, delivering products to market is increasingly complex. As companies move to global design, manufacturing and service operations, often outsourced, and face increasing regulatory compliance concerns, the processes that people must follow to complete their work can no longer be handled with paper or inefficient information technology approaches. There are numerous business processes that companies struggle to modernize to remain competitive and drive product innovation, while addressing the growing regulatory compliance requirements of a global business. These include:

New Product Development and Introduction.    The lifecycles of many products are very short. In order to compete effectively, companies need to be able to introduce new or enhanced products quickly and cost effectively. Products that are late to market, do not satisfy market requirements or have quality problems can severely impact the business, market share and financial results of companies.

Customer Needs Management.    Understanding what the customer wants, whether for mass-produced products or small quantity, engineered-to-order products, is critical to gaining customer acceptance of a company’s products. Manufacturers that cannot manage customer needs can suffer market share erosion, costly project overruns and liability for contract non-compliance.

Direct Materials Sourcing.    As manufacturers outsource more and more of their production requirements, including in many cases their engineering activities, to third-party suppliers, they no longer have direct control over the internal procedures used to design and build their products. To ensure high quality, cost effective and timely availability of products, product information and changes must be communicated effectively across a very complex, global supply chain.

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

Product Serviceability.    High quality customer service is an important differentiator for manufacturers. Not only is it important to capture and incorporate field service feedback in new product development and improvement of existing products, it is also important to communicate effectively product changes to service organizations about products that require repair or overhaul.

Compliance.    Whether driven by regulatory agencies such as the Federal Drug Administration or Department of Defense, industry standards like Standard for the Exchange of Product Model Data (STEP), environmental compliance such as that required by the European Restriction of Hazardous Substance (RoHS) and Waste Electrical and Electronic Equipment (WEEE) directives or customer requirements or internal policies, companies need to comply with regulations and policies and be able to provide proof of compliance on demand. Clear, auditable records of product decisions are critical elements necessary to satisfy product compliance.

Recently, awareness of the impact that operational improvements in the business areas listed above can have on a company’s profitability, product innovation, market acceptance of products, compliance, and quality has increased. A market category called Product Lifecycle Management (PLM) has emerged over the past few years that describes the investments made by companies in the strategy, business process change and technology underlying their products as well as in the organizations responsible for manufacturing products in order to improve operational efficiency and drive innovation.

Companies, large and small, domestic or global, face similar challenges. Companies in industries such as electronics and high technology, life sciences, consumer packaged goods, automotive, aerospace and defense, industrial products and other industries have made investments in PLM solutions and strategies to drive innovation and improve product profitability.

Agile PLM Solutions

At the core of the Agile PLM solution is the enterprise product record, the comprehensive set of information that uniquely defines all aspects of a product at each stage of its lifecycle. The product record, including program plans, portfolio performance, design databases, configuration changes, customer requirements, planned and actual costs, decision documentation and problem reports, enables a single view of the product across the company’s global network. The product record is the key asset underlying a company’s products that, when well managed and leveraged globally, can significantly improve the productivity of a company, allowing it to get more innovative products to market faster, improve profitability, and ensure that products and processes comply with applicable regulations.

Agile PLM solutions leverage the product record across the company’s global network, automating and streamlining the processes by which companies drive their product operations, such as change control procedures, direct materials sourcing, new product development, corrective and preventive action and compliance auditing. Agile provides four PLM product lines to the market. These product lines are differentiated by target market, each focused on specific industries and/or market segments.

Agile® 9.    Agile 9 supports the product lifecycle business process, technology platform, and integration requirements of globally distributed companies and networks of companies in the high technology, life sciences, consumer packaged goods, automotive electronics, defense electronics, and industrial electronics industries.

Agile® e6.    Agile e6 is focused on organizing and managing product design assets to support globally distributed engineering teams. It is specifically designed for complex engineering organizations in the automotive, aerospace and defense, and industrial machinery industries to manage complex products throughout the product lifecycle.

Agile® Advantage.    Agile Advantage delivers the benefits of PLM quickly, with the flexibility, rapid implementation, fast time to benefit, and low total cost of ownership that is important to small and medium sized enterprises.

Cimmetry.    Cimmetry is focused on enabling the use of two-dimensional (2D) and three-dimensional (3D) mechanical CAD (MCAD) and electronic CAD and design automation (EDA/ECAD) information across the extended enterprise. Cimmetry solutions make rich, highly specialized design information available to both technical and non-engineering users, including stakeholders such as customers, product definition groups, engineering, purchasing, planning, suppliers, marketing, sales and service without the need for highly specialized, expensive CAD tools.

Described below are the principal software products we offer within these product lines. Many of these products are tightly integrated and may be purchased and used as a combined solution set.

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

Agile Product Cost Management.    Agile Product Cost Management provides product cost intelligence between internal design and sourcing functions on the one hand and external supplier and partners on the other, and is used to streamline the direct materials sourcing process. Using Agile Product Cost Management, customers can plan and manage critical cost, commercial terms and other key product information early and throughout the product lifecycle. This enables users to achieve total product cost goals by promoting the use of preferred suppliers, aggregating demand across multiple organizations for greater buying power, and sharing product information across the supply chain.

Agile Product Quality Management.    Agile Product Quality Management integrates customer, product, quality and regulatory information with the product record in order to track and rapidly address quality issues. Using Agile Product Quality Management, customers are able to drive proactive product quality improvement and lower the costs (warranty and service expenses) associated with quality issues.

Agile Product Governance and Compliance.    Agile Product Governance and Compliance enables organizations to manage product and program compliance against internal and external standards and regulatory requirements throughout the product lifecycle. Companies use Agile Product Governance and Compliance to enable environmental compliance by collecting, tracking, analyzing and reporting on hazardous material content in products (including pursuant to the RoHS directive), as well as to manage products and processes against industry standards and regulatory requirements, including ISO (9000, 14000, 13485), FDA (QSR) and environmental and safety.

Agile Engineering Collaboration.    Agile Engineering Collaboration manages the complex design databases created by MCAD, EDA/ECAD, software configuration management, and document authoring tools within the context of the product record ensuring that the correct version of the product design is being used at all times across the organization. Moreover, rich product information is made available to people outside of engineering through the AutoVue collaborative visualization tools, eliminating the need for paper drawings and documentation.

AutoVue.    AutoVue solutions enable users to view, markup and collaborate across hundreds of different document formats including 2D and 3D MCAD drawings, printed circuit boards and integrated circuit layouts and schematics, scanned and raster documents, vector and graphics formats, and MS Office and Adobe PDF documents. AutoVue reads files natively—meaning no intermediate translation is required—ensuring that users are always accessing the right document. By using AutoVue, companies reduce or avoid altogether the cost of purchasing, installing, and maintaining the authoring applications as well as the end-user training that would be required to access these files in their native formats. AutoVue is available across all Agile PLM product lines. In addition, many other software companies resell AutoVue with their products.

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

Agile Customer Needs Management.    Agile Customer Needs Management connects marketing, product management, development and quality assurance with customer demands to assist customers with delivering a higher rate of success for new product introductions. Agile Customer Needs Management provides visibility beyond individual products, helping companies master the complexity of expanding product portfolios by managing product families and deriving individual product configurations in an engineered-to-order or assembled-to-order environment.

Agile Configuration Management.    Agile Configuration Management extends core configuration management capabilities by providing configuration control, linked to serial numbers, that is integrated with the change identification and management process. Agile Configuration Management assists manufacturers of complex, heavily regulated or highly customizable products, such as Aerospace & Defense suppliers, with ensuring that the product delivered meets the customer’s exact specifications. It also assists with ensuring that each unique configuration can be tracked and identified.

Agile Maintenance Repair and Overhaul.    Agile Maintenance Repair and Overhaul helps manufacturers to plan and execute maintenance, repair and overhaul activities, providing an electronic audit trail between the “as-delivered” product and the current in-service configuration. Integrated with Agile PLM solutions, Agile Maintenance Repair & Overhaul links change activities and facilitates feedback between engineering, production, sales/marketing and field service personnel.

The Agile Strategy

Key elements in our strategy for achieving success are:

Focus on Customer Success—Our top objective is to have our customers successfully implement and receive measurable financial benefits and operating improvements from their Agile PLM solutions. Agile has been frequently recognized for high levels of customer satisfaction in terms of product performance and capabilities, and service and support provided during the implementation and upgrading of our products.

Industry Expansion—Our success in PLM can be attributed to our focus on specific industry vertical markets, including our traditional focus on the electronics and high technology and life sciences industries, where we believe we are market leaders, and our movement into the automotive, aerospace and defense, and industrial products verticals. With our recent acquisition of Prodika (see Note 15—Subsequent Events of our consolidated financial statements), we continue our industry expansion by acquiring a premier provider of collaborative PLM solutions for the consumer packaged goods (CPG) industry. With this acquisition, we continue to execute on our strategy of differentiation and market leadership by focusing on industry verticals, and increase our customer base in this vertical.

Solutions Focused, Resulting in Rapid Time to Benefit—We are focused on helping companies improve the efficiency of their product operations by providing targeted solutions, with built-in best practices. Rather than providing just technology, we focus on delivering solutions that measurably improve our customers’ product operations and facilitate efficient innovation practices, from strategy, planning, program and data management, to execution and end of life across the enterprise. Our employees have deep domain and industry knowledge, and our research and development activities and implementation methodologies are specifically aimed at creating solutions that quickly provide measurable results for our customers. Many of our customers have implemented our software solutions in 90 to 120 days, allowing them to quickly benefit from their implementation of our solutions and maximize the value of their investment.

Focused Acquisitions—We have expanded, and expect to continue to expand, our product footprint and our customer base through acquisition of companies and complementary technologies. Consistent with this strategy, since December 2002 we have acquired six companies or businesses, including our recent acquisition of Prodika, allowing us to increase our product functionality and capabilities and expand our presence in vertical markets, quickly and efficiently.

Enhance Sales and Implementation Services Through Increased Alliances—We intend to continue to expand our business by complementing our direct sales force and professional services organization with strategic partnerships and alliances with partners such as Deloitte Consulting, PRTM and Satyam. Through close relationships with select partners, we intend to leverage our existing business, increase our sales leads as well as our geographic and market reach, address new industry market segments and enhance our implementation services capabilities. This strategy provides us access to new customers, provides our existing customers with access to additional resources, and allows us to maximize our international operations.

Customers

To date, we have licensed our products to over 11,000 customers. No customer accounted for more than ten percent of our total revenues for fiscal 2006, 2005 or 2004.

Our sales efforts are primarily targeted to customers in six market categories:

•

Electronics and High Technology.    This category includes companies in the following businesses: computers and peripherals; consumer electronics; networking and telecommunications equipment; semiconductor and electronic components; semiconductor equipment; and contract manufacturing and design services.

•	Life Sciences. This category includes companies in the following businesses: biotechnology; pharmaceutical; and medical devices.

•

Consumer Packaged Goods.    This category includes companies in the following businesses: food, beverage and tobacco; health and beauty aids; household goods; toys and sporting goods; and retail private label.

•	Automotive. This category includes companies in the automotive supply chain, especially those that focus on supplying electronic components and systems to automotive original equipment manufacturers.

•

Aerospace and Defense.    This category includes companies that are suppliers to the aerospace and defense industry, especially those that focus on supplying electronic components and systems to the industry.

•	Industrial Products. This category includes companies, both original equipment manufacturers and suppliers, in the machinery, heavy equipment and industrial process equipment industries.

The following is a list of sample customers in our targeted market categories that have purchased software licenses and/or services from us in the past three fiscal years:

Electronics and High Technology	Consumer Packaged Goods

3Com

Acer

Arima Communication

Benchmark Electronics

Broadcom Corporation

Brocade Communications System

Coherent, Inc.

Conexant Systems, Inc.

Dell Computer Products

Elcoteq Network Corporation

Flextronics International

Freescale Semiconductor

Fujitsu Limited

Funai Electric Company Limited

Hitachi Corporation

Hon Hai Precision Industry

Jabil Circuit, Inc.

Juniper Networks, Inc.

Linksys

Lucent Technologies

Marconi Corporation Plc

Micron

Microsoft Xbox

NEC Corporation

Netgear

Network Appliance

Philips

QUALCOMM Corporation

Quanta Computers

Sanmina-SCI Systems

Sharp

Siemens

Solectron Corporation

Symbol Technologies Inc.

Texas Instruments, Inc.

Varian Semiconductor

Albertson’s Inc.

Bayer Consumer Healthcare

Bell Sports

Herbalife

Johnson Diversey

Leapfrog

Playtex, Inc.

Rock-Tenn Alliance Group

Automotive

Alps Automotive, Inc.

Harley Davidson/Buell Motorcycle Corporation

Intier

Knorr Bremse

Magna Steyr

Metaldyne, Inc.

Saturn Electronics and Engineering, Inc.

TRW Automotive

ZF

Industrial Products

Ballard Power Systems

Boeing Service Company

Eastman Kodak Company

ESCO, Inc.

Ferag AG

Hartzell Propeller

International Paper—Evergreen Packaging

Shell

Shure Inc.

Thyssenkrupp AG

Aerospace and Defense

Ball Aerospace & Technologies Corp

BE Aerospace Business Jet Division

Harris Corporation

Intertechnique

Lockheed Martin Missile and Fire Control

Rheinmetall AG

Viasat

Life Sciences

Advanced Medical Optics

CooperVision

Draeger Medical AG and Co

GE Medical Systems

GN Resound

GlaxoSmithKline Plc.

Hill-Rom Company, Inc.

Hologic, Inc.

Intuitive Surgical Inc.

Invitrogen Corporation

Johnson & Johnson

Medtronic, Inc.

SonoSite, Inc.

Tyco Healthcare

Welch Allyn, Inc.

W.L. Gore

Sales and Marketing

We market and sell our products primarily through our direct sales force. Our sales force is based at our headquarters in San Jose, California, and at regional and local sales offices in the United States. Internationally, we maintain sales offices in Canada, China, France, Germany, Japan, Switzerland, Taiwan and the United Kingdom. We also complement our direct sales force through additional distribution channels, including non-exclusive distributors, systems integrators and consulting partners.

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

An element of our sales strategy is to establish marketing alliances to promote sales and marketing of our products, as well as to increase product interoperability. We also pursue services alliances with consulting and integration firms to implement our software, provide customer support services, create customized customer presentations and demonstrations and endorse our products during the evaluation stage of the sales cycle. We currently have relationships with BearingPoint, Deloitte Consulting, Domain Systems, Inc., Ernst & Young, Hewlett Packard, Hitachi Consulting, IBM Global Services, Kalypso, PRTM, Satyam and Sierra Atlantic, for the implementation of our solutions.

Customer Care

Customer Care is a collection of services where we offer assistance in planning, managing, implementing and supporting our solutions, as well as helping ensure the long-term success of our customer relationships. The services that we offer include solution delivery, customer support, and training.

Solution Delivery.    We offer services, on a time and expense, not to exceed or fixed price basis, to assist in implementation planning, product installation, implementation assistance, legacy data loading and effectiveness audits. To facilitate and enhance the integration of our products with customers’ existing design, manufacturing, finance and supply chain systems, we have both developed internal capabilities and expertise and entered into alliances with integration providers. This dual approach allows us to focus on our core competencies and leverage our partners’ domain knowledge, which ultimately helps reduce time-to-benefit for our customers.

Customer Support.    We believe that responsive technical support is a requirement for our continued growth. We provide technical support and unspecified product upgrades on a when-and-if available basis through our annual maintenance program. Customers generally purchase the first year of maintenance and support at the time they initially license one of our products. After the initial term of support is complete, the customer may renew support, generally for a term of one year. Customer support is offered by telephone, email and fax and we also offer Internet-based support that features frequently asked questions, technical alerts, product upgrades and updates, problem reporting and analysis, and self-help through our on-line knowledge base. In addition, in some cases our consulting and implementation partners provide customer support and maintenance.

Training.    We offer a variety of classes and related materials to train our customers on system administration, upgrades and new releases. These classes are also available as part of our Train the Trainer program. Training classes are offered at our headquarters in San Jose, California, at our development center in Karlsruhe, Germany, at customer sites, and at other locations. To improve access to our explanatory materials, we offer on-line documentation contained on the compact discs for our products and from our web site for our products. We also offer on-line help for the majority of our products. Customers can purchase additional documentation via our web site.

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

We maintain global development operations and have development centers in San Jose, California, Dallas, Texas, Karlsruhe, Germany, Bangalore, India, Suzhou, China and Montreal, Canada.

We account for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No 2, “Accounting for Research and Development Costs” and No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Refer to Note 1 “The Company and Summary of Significant Accounting Policies” to the consolidated financial statements included in this Form 10-K for a further description of our accounting for software development costs.

Product Technology and Architecture

Our PLM software is supported by a scalable technology platform that is designed for reliability and extensibility. The n-tier, standards-based architecture of the Agile platform uses technologies such as J2EE, XML and commercial components to manage the product record across Agile’s solutions, and integrates that information with other applications within the customer enterprise. The result is a cost-effective enterprise business application suite that minimizes the need for complex custom or in-house software development. Key features of our technology platform include:

•	Support for commercial component technologies including Oracle RDBMS and Oracle Application Server, BEA WebLogic Application Server, and IBM Websphere Portal Server;

•	End user client access via HTML through Microsoft Internet Explorer or Netscape Navigator, a Java client or a Windows client; and

•

Integration with other systems of record in use by manufacturing enterprises, such as MRP, ERP, and CRM, as well as custom and internally developed business applications. Common commercial solutions that can be integrated with Agile PLM include SAP, Oracle Applications, and Infor Global Solutions.

In addition, many of the Agile solutions are enabled for both single-byte and double-byte localization, and have been localized for English, French, Chinese (Simplified and Traditional), Japanese and German languages. We intend to provide localization for additional languages as market needs dictate.

We have entered into platform alliances to ensure that our products are based on industry standards and to enable us to take advantage of current and emerging technologies, including alliances with BEA, Sun Microsystems, Oracle, Microsoft, IBM and SymphonyRPM. To promote development, definition, adoption, promotion and implementation of open standards that can be leveraged by our solutions, we work with several industry standards organizations, such as the National Institute of Standards and Technology, National Electronics Manufacturing Initiative, Institute for Interconnecting and Packaging Electronic Circuits, RosettaNet, and World Wide Web Consortium.

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

Principally we compete with the following:

•	In-house and out-sourced custom development efforts by potential customers;

•	Vendors of product data management software, such as Dassault Systems S.A. and its subsidiary, Enovia MatrixOne, UGS, and Parametric Technology Corporation;

•	Vendors offering related enterprise software (e.g. ERP) who seek to extend the functionality of their products, such as Oracle Corporation and SAP;

•	Vendors of visualization software;

•	Niche and new-to-the market vendors that provide partial PLM solutions, such as IDE and Arena Systems; and

•	Vendors that are focused in regional markets.

We believe our solutions are differentiated from our competitors in the following respects:

•	Our research and development and marketing resources are focused on delivering PLM solutions that solve very specific business problems for our customers in the industries we serve;

•	Our sales and services organizations are focused on assisting customers achieve demonstrable and meaningful benefits from our solutions; and

•	We provide cost-effective solutions designed to provide rapid time to benefit and substantial value for our customers over the lifetime of deployment.

We believe that our ability to compete depends on many factors both within and beyond our control, including:

•	The performance, functionality, price, reliability and speed of implementation of our solutions;

•	The timing and market acceptance of new products and product enhancements to our solutions;

•	The quality of our customer service; and

•	The effectiveness of our sales and marketing efforts.

Proprietary Rights

Our success and ability to compete depends in large part upon our proprietary technology. We rely on patent, copyright, trade secret and trademark laws to protect our proprietary information. As of December 31, 2006, we had five issued patents and 14 active patent applications pending in the United States. In certain cases we have filed corresponding patent applications in other jurisdictions. We also typically enter into agreements with our employees, non-employees and customers to control their access to and distribution of our software, documentation and other proprietary information. Nevertheless, a third party could copy or otherwise obtain our software or other proprietary information without authorization, or could develop software competitive to ours. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, duplicate our products or design around patents that may be issued to us or our other intellectual property. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States of America. Our ability to monitor and detect infringing activities outside of the United States is limited.

We utilize third-party technology that is integrated with our products. Some of these products are re-sold directly by Agile or may be procured directly from the third party. We attempt to negotiate favorable contracts and obtain product infringement indemnification protection in contracts when we integrate third-party products and technology into our products. Third-party software may not continue to be available on commercially reasonable terms. If we cannot maintain licenses to this third-party software at acceptable costs, distribution of our products could be delayed until equivalent software could be developed or licensed and integrated into our products. We do not believe that our business is substantially dependent on any one of these license agreements, and none of these licenses are responsible for a significant amount of our revenues.

There has been a substantial amount of litigation in the software industry regarding intellectual property rights. From time to time, we receive claims that our current or potential future products infringe the intellectual property rights of others, and we may, in the future, receive additional such claims. We expect that software product developers and providers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of PLM products begins to overlap with other software applications. Any such claims, with or without merit, could consume substantial amounts of management resources, result in costly litigation, cause product shipment delays or require us to enter into royalty or licensing agreements. If our products were found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements in order to continue to be able to sell our products. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all, which could seriously harm our business.

Employees

As of April 30, 2006, we had a total of 689 employees. Of this total, 281 were in research and development, 173 were in sales and marketing, 158 were in professional services and maintenance, and 77 were in general and administration. At that date, we also had 46 independent contractors, primarily supporting our professional services and product development organizations. None of our employees are represented by a union, and we have never experienced a work stoppage. We consider our relations with our employees to be good.

Available Information

We make available, free of charge, by link from our website at www.agile.com under the heading “About Agile,” our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports as soon as reasonably practicable after we have electronically filed or furnished such materials to the Securities and Exchange Commission. Information contained on our website is not part of this report. In addition, our filings with the Securities and Exchange Commission may be accessed through the Securities and Exchange Commission’s EDGAR system at www.sec.gov. All statements made in any of our securities filings, including all forward-looking statements or information, are made as of the date of the document in which the statement is included, and we do not assume or undertake any obligation to update any of those statements or documents unless we are required to do so by law.

Our Code of Conduct and Ethics (the “Code”) is applicable to our directors, officers and employees, and meets the Securities and Exchange Commission definition of a code of ethics. The Code also includes a section applicable to our principal executive, principal financial and principal accounting officers that contains specific standards applicable to these senior officers with responsibilities for disclosure to investors and financial reporting. As permitted by SEC rules, we have posted the Code on our website in lieu of filing the Code as an exhibit to this Form 10-K. The Code and other information concerning our Board and corporate governance are available on our website under the link “About Agile” and then “Corporate Governance.”

Under Nasdaq listing standards, we may grant waivers of the Code for directors and officers only if approved by the Board, and must make any such waivers, along with the reasons for the waivers, publicly available by filing a Form 8-K. Under SEC rules, the Company is required to file a Form 8-K to disclose any amendment of the Code (other than non-substantive amendments) or any explicit or implicit waiver of the Code (i.e., any material departure from the Code) granted to the chief executive officer, chief financial officer, principal accounting officer or controller, or persons performing similar functions, if the waiver relates to matters contained in the SEC’s definition of a code of ethics. As permitted by SEC rules, we intend to satisfy the requirement under SEC rules to disclose amendments and waivers of the Code by posting this information on our website under the Corporate Governance link indicated above. To the extent the Nasdaq rules do not permit this alternate means of disclosure allowed by SEC rules, the Company will file a Form 8-K to report waivers, if any.

All of the filings and governance documents available under the “About Agile” link on our website are free of charge.

ITEM 1A.    RISK FACTORS

If any of the events described in the following risk factors occur, our business, financial condition and/or results of operations would likely suffer. In that event, the trading price of our common stock could decline. Any forward-looking statements set forth in this Report should be considered in light of the factors discussed below.

Risks Related to the Restatement of Our Prior Financial Results and Correction of Previously Reported Financial Information

On September 19, 2006, Agile announced that it had commenced a voluntary review of stock option grant practices through a Special Committee of one independent director appointed by the Audit Committee of the Board, with the assistance of independent legal council. The Special Committee concluded that the measurement dates for financial accounting purposes for a number of stock option grants differed from the recorded grant dates for such awards. Because the prices at the originally stated grant dates were lower than the prices on the revised measurement dates, we recognized material amounts of stock compensation expense in our previously issued financial statements. Accordingly, the Board of Directors and management concluded that our previously issued financial statements for fiscal years 2000 through 2005, including each of the quarters in fiscal 2005, should no longer be relied upon and should be restated.

The effects of the Special Committee review, the restatement of our consolidated financial statements, the derivative litigation filed against us, as discussed below, and related events could have a material adverse effect on us. As a result of the events described above, we have become subject to the following significant risks, each of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We Face Risks Related to Possible SEC and Regulatory Actions Regarding Our Historical Stock Option Grant Practices, Which Could Require Significant Management Time and Attention, and Could Require Us to Pay Fines or Other Penalties.

In connection with our review of our historical stock option grant practices, we have voluntarily continued to keep the Securities and Exchange Commission (SEC) advised of the issues identified during the review, its progress, and our conclusions. Although no formal inquiry has been made by any regulatory agency with respect to our review and the related restatement, we are unable to predict whether any such formal inquiry will be initiated or what consequences, if any, that any such further inquiry may have on us. Any regulatory inquiry could result in substantial legal and accounting expenses, divert management’s attention from other business concerns and harm our business. If a regulatory agency were to commence legal action, it is possible that we could be required to pay significant penalties and/or fines and could become subject to administrative orders. Any regulatory action could result in the filing of additional restatements of our prior financial statements or require that we take other actions.

Any Regulatory Action Against Us Could Cause Us to Incur Significant Expenses, and Result in Diversion of Management Resources.

We have incurred, to date, significant expenses relating to legal, accounting, tax and other professional services in connection with the review of our stock option grant practices and the related restatement, and may incur significant expenses in the future with respect to such matters, which may materially adversely affect our results of operations and cash flows. In addition, we have also incurred significant expenses relating to our review of our Taiwan sales office. Our senior management team, our Audit Committee and the Special Committee have devoted a significant amount of time on matters relating to these investigations, as well as to our possible delisting from Nasdaq and other regulatory inquiries, the restatement, and our outstanding periodic reports. Further management time may be required in connection with recently filed derivative litigation. If our senior management is unable to devote a significant amount of time in the future to developing and attaining our strategic business initiatives and running our ongoing business operations, our business, financial condition and results of operations may be materially adversely affected.

We Face Litigation Risks Relating to Our Stock Option Grant Practices That Could Have a Material Adverse Effect on the Company.

On December 5, 2006, a purported shareholder filed a shareholder derivative action in the Northern District of California, brought purportedly on our behalf. It names as defendants our directors and certain current and former officers. The complaint alleges that the individual defendants caused or allowed backdated stock options to be granted from 2000 to 2002, in violation of the federal securities laws and their fiduciary duties to us and our shareholders. Subsequently, three similar derivative actions, alleging the backdating of stock option grants from August 1999 through October 2003, were filed in the same court. It is expected that all of these derivative actions will be consolidated into one action. See Part I, Item 3, “Legal Proceedings,” for a further description of these proceedings.

The defense of these derivative lawsuits may result in significant expense and the continued diversion of management’s time and attention from the operation of our business, which could impede our ability to achieve our business objectives. The lawsuits are in the preliminary stage, but an unfavorable outcome in any of them could have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, any amount that we may be required to pay to satisfy a judgment or settlement of these lawsuits may not be covered by insurance. Under our charter and the indemnification agreements that we have entered into with our officers and directors, we are required, subject to certain limited qualifications, to indemnify, and advance expenses to, our officers and directors in connection with their participation in proceedings arising out of their service to us. There can be no assurance that such payments in connection with the derivative actions will not be material. Additionally, in the future, we may be the subject of additional private or government actions related to our option grant practices. Litigation is time-consuming, expensive and disruptive to normal business operations, and the outcome of litigation, as well as its costs, are difficult to predict and could have a material adverse effect on our business, and results of operations and cash flows.

Because of the Delayed Filing of Our Periodic Reports, We Face Delisting From Nasdaq. Delisting Would Adversely Affect the Trading Price of Our Common Stock.

As a result of the delayed filing of our periodic reports with the SEC, on August 1, 2006, we received a Nasdaq staff determination letter indicating that we had failed to comply with the filing requirement for continued listing set forth in Nasdaq Marketplace Rule 4310(c)(14), due to our failure to timely file our Annual Report on Form 10-K for fiscal 2006, and that our securities are, therefore, subject to delisting from the Nasdaq Global Market. We received and announced two additional Nasdaq staff determination letters with respect to our failure to timely file our Quarterly Reports on Form 10-Q for the first and second quarters of fiscal 2007. We requested and subsequently attended a hearing before the Nasdaq Listing Qualifications Panel (Listing Panel), which was held on September 14, 2006, to appeal the staff determination and presented a plan to cure the filing deficiencies and regain compliance. On October 11, 2006, Nasdaq notified us that the exception had been granted, and that it would continue to list our shares on the Nasdaq Global Market, provided that we file our Form 10-K for fiscal 2006, our Form 10-Q for the first quarter of fiscal 2007, and all required restatements on or before January 8, 2007.

Although we were unable to meet this condition by January 8, 2007, the Nasdaq Listing and Hearing Review Council (Listing Council), pursuant to its discretionary authority under Marketplace Rule 4807(b), has decided to review the decision of the Listing Panel, and has stayed the decision to suspend our securities from trading, pending further action by the Listing Council. Our stock will continue to be listed on the Nasdaq Global Market pending the decision by the Listing Council on our request for a further extension within which to comply with the listing rules. The Listing Council gave us until February 2, 2007, to submit to Nasdaq information we wish the Listing Council to consider in its review process. On that date, we provided such submission to Nasdaq.

If the Listing Council does not grant our request for an additional extension and continued listing, if the extension is not for the duration we requested, or if we are otherwise unable to meet or maintain compliance with all of the Nasdaq listing requirements, our securities will be delisted from the Nasdaq Global Market. If we are delisted, we may apply for listing on another exchange. However, there is no assurance that we will meet the requirements for initial listing or maintain compliance with the continued listing requirements of such an exchange. Delisting from the Nasdaq Global Market would adversely affect the trading price of our common stock and significantly limit the liquidity of our common stock.

Our Internal Control and Procedures for Financial Reporting May Not Ensure That Our Public Filings Include Timely and Reliable Financial Information.

In addition to our restatement of prior period financial statements as a result of our review of our historical stock option grant practices, our consolidated financial statements included in this Form 10-K reflect adjustments to the financial information previously reported in our press release, dated May 25, 2006, for the quarter and fiscal year ended April 30, 2006. The adjustments arose out of an investigation by our Audit Committee, commenced in June, 2006, as reported in our Form 8-K filed with the SEC on July 14, 2006, into certain transactions entered into by our Taiwan sales office. The review initially centered upon confirmation of the validity of a specific sale transaction. It was subsequently expanded to include a review of all material revenue transactions entered into by the Taiwan sales office during fiscal years 2004 through 2006 and our relationship with, and transactions entered into with and by, a reseller in Taiwan.

In connection with this investigation, we assessed the effectiveness of our internal control over financial reporting, as required under Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308 of Regulation S-K. We identified and reported to our Audit Committee and independent registered public accounting firm two material weaknesses in our internal control over financial reporting, as of April 30, 2006. As a result of these material weaknesses, we determined that our internal control over financial reporting was not effective as of April 30, 2006.

The effectiveness of our controls and procedures is still limited by a variety of factors, and the remedial measures that we adopted in response to the weaknesses identified may not be successful to prevent similar events from recurring. These factors include the following:

•	Faulty human judgment and simple error, omission or mistake

•	Fraudulent action of an individual or collusion of two or more people

•	Inappropriate override of procedures

•

The possibility that our enhanced controls and procedures may still not be adequate to assure the timely and accurate preparation of information and the timely filing of our periodic reports with the SEC

A failure to successfully implement and maintain effective internal control over financial reporting, including any ineffectiveness of the remedial measures we have implemented to address the material weaknesses in internal control over financial reporting, could result in a material misstatement of our financial statements that would not be prevented or detected or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

Risks Related to Our Business

As Our Quarterly Operating Results Fluctuate and are Difficult to Predict, the Timing of Large Orders are Highly Unpredictable, and Our Expenses are Relatively Fixed in the Short Term, We May Incur Unpredicted Revenue Shortfalls that Could Disproportionately and Adversely Affect Operating Results.

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

Defects in Our Software Products Could Harm Our Reputation, Diminish Demand for Our Products, Be Costly to Remediate, Expose Us to Litigation and/or Cause Our Revenue to Decline.

Our software products are complex and may contain errors that may be detected at any point in the life of the product. This risk is more significant as it relates to new products, where there is limited experience with the product in customer environments, and increases with the complexity of the product in question.

We began shipping Agile 9 in January 2004 and released the latest update, Agile 9.2, during the third quarter of fiscal 2007. Agile 9 is a suite of products based on a newly developed architecture, and provides extensive new features and capabilities delivered on an enterprise technology platform. Agile 9 has also been developed to operate with a wider array of database, applications server and underlying technologies than were our prior products. Some of these underlying technologies are themselves relatively new and immature, both with respect to their stability and ability to integrate with other applications. In addition, more than was the case with our prior products, Agile 9 is being implemented to address a broader range of customer requirements. As can be expected with software as complex as Agile 9, in the course of customer implementation activities for Agile 9, we have encountered bugs and errors not identified during our pre-release testing. While we believe that these bugs or errors do not affect the functionality of Agile 9, in any material respect, and that Agile 9.2 has addressed many of such issues raised to date, these errors, and other errors we may find in Agile 9 or in any of the other products we sell, including Agile Advantage, Agile e6 or our Cimmetry product line, could result in (i) lost or delayed revenue and market acceptance, (ii) injury to our reputation, (iii) increased service and warranty costs, including the potential need to provide services at reduced fees or no charge at all in order to address related customer concerns, and (iv) claims or litigation for breach of contract or warranty. Any of these adverse consequences, either alone or in conjunction with others, could have a material negative impact on our business and results of operations.

If We Do Not Achieve a High Level of Customer Satisfaction, Our Customers May Not Purchase Additional Products from Us and Our Reputation in the Market Could Suffer, Adversely Impacting Our Ability to Attract New Customers.

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

Our products are generally integrated with many disparate systems operated by our customers. Through our professional services organization, we provide implementation services for our software on a fee-for-service basis. Implementations generally involve migrating data from existing systems, and configuring the Agile products to operate with the customers’ existing computer systems and software. Agile 9 and Agile e6 each provide new product modules and extensive new features and capabilities, and are designed to address a broader set of business objectives than were our prior products. Agile 9 and Agile e6 implementations may involve multiple products being deployed across multiple departments within the customers’ organizations and configuring the Agile software to operate with a broader range of existing systems and software. As a result, implementations of Agile 9 and Agile e6 will often take longer than was the case with our earlier products, where principally only one product was deployed across a typically narrower user base. Longer implementations may cause the customer to delay placing or fail to place orders for additional licenses or products. This is particularly true where delays in implementation cause delays in the deployment and initial production use of our products.

The added product modules, features and functionality of our newer products has also meant that our newer products sometimes require more user training than was the case with our prior products. In addition, as is often the case with major software upgrades, customers accustomed to the user interfaces and commands of prior versions of our software may experience dissatisfaction with the new user interfaces, and at having to learn new commands and navigation tools. Such user experiences can lead to dissatisfaction with our products as a whole and delays in, or the customers’ unwillingness to place, orders for additional licenses or products.

Failure to maintain customer satisfaction for any reason could mean that follow-on orders would be delayed or may not occur at all, either of which would have a materially adverse effect on our results of operations.

The Market For Our Products Is Still Developing, and There Is Significant Uncertainty as to How Rapidly It Will Grow, If at All, and How Large It Will Become.

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

Since early in fiscal 2003, we have had research and development operations in India and China. In August 2003, through our acquisition of Eigner, we began significant operations in Germany, and in February 2005 we began significant operations in Canada through our acquisition of Cimmetry. We also have sales offices located in many additional locations. In addition to the increase in our international operations, we derive a significant portion of our revenues from customers located outside of the United States. For example, during fiscal 2006, revenues from customers located outside of North America represented approximately 29% of total revenues. We expect our operations and revenues from outside of North America to represent a significant portion of our overall operations and fiscal 2007 revenues, respectively.

Our recent and expected international expansion subjects us to a number of risks associated with conducting operations internationally, including:

•	Difficulties in managing geographically disparate operations;

•	Longer sales cycles associated with educating foreign customers on the benefits of using our products;

•	Greater difficulty and longer time in collecting accounts receivable from foreign customers;

•	Difficulty in providing customer support for our software in multiple time zones and languages;

•	Requirements for, and costs of, developing our software in multiple foreign languages;

•	Difficulties in enforcing agreements through foreign legal systems;

•	Unexpected changes in regulatory requirements that may limit our ability to export our software or sell into particular jurisdictions that impose multiple conflicting tax laws and regulations;

•	Political and economic instability, civil unrest or war;

•	Terrorist activities that impact international commerce;

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

A significant portion of our revenue and expenses are denominated in local currencies. As a result, we are exposed to greater risks of currency fluctuations. We currently do not engage in foreign exchange hedging activities, and therefore our international revenues and expenses are currently subject to the risks of foreign currency fluctuations. For example, we assumed a Euro-denominated obligation in connection with our acquisition of Eigner. As a result of the Euro strengthening against the US Dollar during fiscal 2004, we recorded an unrealized loss from foreign currency translation of $639,000 related to this obligation. We may continue to experience losses resulting from foreign currency fluctuations in the future.

We believe that continued expansion of our international operations will be necessary for our future success, and a key aspect to our business strategy has been and is to expand our sales and support organizations internationally. Therefore, we believe that we will need to commit additional significant resources to expand our international operations. If we are unable to successfully expand further in international markets on a timely basis, or if this expansion is more difficult than expected, we may not be able to achieve desired levels of revenue growth. In addition, due to the time delay between hiring sales personnel and such personnel becoming fully productive, expansion of our international operations is likely to increase our operating costs in the near term without an immediate corresponding increase in revenues, thus adversely affecting our results of operations.

Competition Among Providers of Product Lifecycle Management Software May Increase, Particularly if Industry Consolidation Continues, Which May Cause Us to Reduce Prices, and Experience Resulting Reduced Gross Margins, or Lose Business to Competitors, Resulting in a Loss of Market Share.

We believe that the market for product lifecycle management solutions is becoming increasingly competitive due to a number of factors, including: (i) consolidation in the product lifecycle management software industry, which is expected to continue and increase, resulting in larger competitors, as shown by the acquisition of MatrixOne by Dassault Systemes and the recently announced acquisition of UGS by Siemens; (ii) alliances among existing competitors; (iii) alliances between our competitors and systems integrators; and (iv) entry of new competitors. In addition, as a result of the increasing availability of offshore software development resources, we have begun to face additional competition from customers’ and prospective customers’ custom development efforts.

We have occasionally experienced pricing pressure on sales of our products, in circumstances in which competitors have offered to sell licenses at much lower cost in exchange for customer purchases of maintenance or other products or services from the competitor. In some situations, we believe competitors may have offered initial licenses at no or very low cost in order to establish or expand a relationship with the customer or to prevent us from establishing an initial relationship with a prospect. We expect that these pressures will continue, particularly with the continued constraint in the capital budgets for purchases of enterprise software under which our customers are operating. In order to remain competitive, and retain or expand our market share, and to expand our sales into new industries, we may have to meet some of these demands for lower prices on our license fees, and offer initial licenses at low, or even no cost, to the customer.

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

If We Fail to Successfully Integrate the Businesses and Companies That We Have Recently Acquired or May Acquire in the Future, We May Not Achieve the Anticipated Benefits of the Acquisitions. If We Fail to Identify and Successfully Acquire Additional Products, Technologies and Companies, Our Long-Term Competitive Position May Be Adversely Affected.

We continue our strategy of acquiring complementary businesses and technologies with our acquisition of Prodika in June 2006, our acquisition of substantially all of the business assets of Cimmetry, Inc. in February 2005, and our acquisition of Eigner US Inc. in August 2003. While each of these acquisitions has resulted or is expected to result in benefits to us as a combined company, achieving the full benefits of each of these and any future acquisitions depends on many factors, including the successful and timely integration of the products, technologies, personnel, and operations of the acquired companies. These integration efforts are difficult and time consuming, especially considering the highly technical and complex nature of each company’s products. We may encounter risks to our business as a result of such acquisitions, including:

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

If we are unable to successfully and timely integrate acquired businesses, products or technologies, to train, retain and motivate personnel from acquired companies or to retain the acquired customer base, we may not receive the intended benefits of such acquisitions.

Going forward, we believe that acquiring additional products, technologies and/or companies will be important to remaining competitive in the PLM marketplace. However, we may not be able to identify complementary acquisition targets or, even once targets are identified, we may not be able to reach agreement on the terms of acquisitions or complete the acquisitions. Acquisitions could cause us to issue dilutive equity securities, incur debt or contingent liabilities, impair goodwill, amortize other intangibles, write off in-process research and development and other acquisition-related expenses, any of which could adversely affect our financial condition and operating results.

Our Success Depends Upon Attracting and Retaining Qualified Employees.

Our success as a company is dependent, in part, upon our ability to attract and retain qualified employees. If we are unable to attract the qualified people we seek, or if we are unable to retain our existing employees, our customer satisfaction and therefore our business could suffer. In addition, if we are unable to retain our key sales executives, our revenue could be materially and adversely affected. Finally, in connection with the adoption of SFAS 123R, we are issuing fewer stock options to our employees than we have in the past. These changes in approaches to employee compensation could adversely affect our ability to attract and retain the highly qualified personnel we need.

If Our Service Revenue Increases As a Percentage of Total Revenues, or if Demand for Our Services Exceeds Internal Capacity, or Our Reliance on Third-Party Subcontractors Increases, Our Gross Margin May be Negatively Impacted; We Currently Perform Some of Our Implementations on a Fixed-Price Basis, Which Could Cause Us to Incur More Costs Than We Expect.

We realize lower margins on service revenue, particularly with respect to professional services, than on license revenue. As a result, if service revenue increases as a percentage of total revenues, our gross margins may decrease.

The profitability of our professional services is critically dependent on our ability to maintain a minimum average billing rate and a fairly high utilization level of professional services personnel. If we are unable to maintain or improve our billing and utilization rates, the profitability of our professional services activities, our service revenue and our overall profitability will suffer.

If demand for our services exceeds the capacity of our internal services organization, we may have to engage third parties to perform all or a portion of each of the services engagements. The costs associated with using third parties generally are significantly higher than the costs associated with direct delivery of services. As a result, the use of third parties may adversely impact our services gross margins. We expect to continue to rely on third parties, which may adversely affect our gross margins, as well as to hire additional personnel for our professional services organization. Newly hired services personnel require up-front training and take some time before becoming fully productive. Accordingly, the addition of a significant number of new services personnel can adversely affect services margins in the short term.

We may at times charge customers a fixed-fee, or agree with customers to not exceed a specified amount of charges, for implementation services. If we underestimate the amount of time or resources required to implement our products in fixed-fee or such not-to-exceed engagements, our services gross margins could decline. Any decrease in our services gross margins will adversely impact our operating results.

We Have New Sales Representatives, Particularly in Our International Sales Force, Who Could Take Time to Reach Productivity, Which Could Result in Lost or Delayed Sales.

We sell our products primarily through our direct sales force. We have recently added and expect to continue to add sales personnel in the future, particularly internationally. In addition, our product offering has become significantly broader and more complex. Training existing and new sales personnel on the full range of products we now offer can be a substantial undertaking, and it generally takes six to twelve months for a new account executive to become fully productive. In addition, changes in account executives can also result in the need to reestablish relationships with existing customers. This can result in customer dissatisfaction, and lost or delayed sales, as customers become accustomed to their new account executives.

The ability of our entire sales force to effectively sell our full suite of products, including products acquired with our acquisition of Prodika, will be important to our growth. If new members of our sales team are unable to quickly become fully productive, or if we cannot successfully cross-train our expanded sales force in our full suite of products, it may be difficult for us to sell our products, and we may lose sales opportunities and market share, take longer to close anticipated sales, and experience a shortfall in revenues.

Software Product Development Is Inherently Complex, and We Could Experience Difficulties in Introducing New Products and Upgrades Which Could Result in Lost or Delayed Sales.

Our future financial performance depends on the successful and timely development, introduction, and market acceptance of new and enhanced products, including products that we may introduce using technology that we acquire from other companies. The lifecycles of our products are difficult to predict because the market for our products is characterized by rapid technological change, changing customer needs and evolving industry standards.

Although our software products can be used with a variety of popular industry standard technology platforms, there may be future or existing platforms that achieve popularity in the marketplace that may not be architecturally compatible with our software product design. It may be necessary for us to invest significant resources to adapt our software if new or different platforms or operating environments become widely adopted in our current and prospective customer base. In addition, we believe that our software must be sufficiently scalable to accommodate substantial numbers of users to achieve the level of market acceptance and customer satisfaction that we believe is critical to our success.

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

Our Efforts to Expand Sales of Our Products to Other Industries May Not Succeed, Thereby Limiting Our Available Markets and Revenue Growth Potential.

We currently sell our products primarily to companies in the electronics and high technology, life sciences, consumer packaged goods, automotive, aerospace and defense, and industrial products industries. We also market products to customers in additional industries, including retail and government. Although we have targeted enterprises in these other industries as potential customers, these potential customers may not be as willing to purchase our products as our customers in the electronic and high technology, life sciences, consumer packaged goods, automotive, aerospace and defense, and industrial products industries have been. Targeting additional industries requires us to invest significant amounts in sales and marketing activities. If we are unable to expand our sales in such other industries, we may not recover this investment, or maintain or increase sales of our software.

If We Become Subject to Product Liability Litigation, It Could Be Time Consuming and Costly to Defend.

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

Changes in Global Business Conditions Could Adversely Affect Demand for Our Products and Services, Thereby Negatively Impacting Our Revenues and Results of Operations.

Our operating results have been adversely affected over the past few years by reduced levels of capital spending, overall weak economic conditions affecting our current and potential customers and political uncertainties such as the ongoing threat of terrorist strikes. The economic environment that we face is uncertain. Companies have become much more cautious and deliberate in their evaluation of, and decisions to expand on, technology products and services. Because customers and potential customers are deferring and may continue to defer major infrastructure investments until general economic conditions improve, we may be especially prone to this weak economy, particularly as it relates to large license transactions.

If We Are Unable to Protect Our Intellectual Property We May Lose a Valuable Asset, Experience Reduced Market Share or Incur Costly Litigation to Protect Our Rights; We May Also Be Subject to Intellectual Property Infringement Claims That, Even Without Merit, Could Be Costly to Defend or Settle.

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

We may, from time to time, be subject to claims of infringement of other parties’ proprietary rights or claims that our own intellectual property rights are invalid. There has been a substantial amount of litigation in the software industry regarding intellectual property rights. It is possible that, in the future, third parties may claim that our current or potential future products infringe their intellectual property. We expect that software product developers and providers of electronic commerce solutions will increasingly be subject to infringement claims as the number of products and competitors in our industry grows and the functionality of PLM products begins to overlap with other software applications. Infringement claims may also increase as a result of the increased mobility of employees from job to job, resulting in the possible misuse, whether or not intended at a new company, of the intellectual property of the company at which the employee was previously employed. Any infringement claims made against us, even without merit, could be time-consuming, result in costly litigation, or cause product shipment delays or negative publicity. In addition, if our products were found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements in order to continue to be able to sell our products. Royalty or licensing agreements, if required, may not be available on terms acceptable to us and, if entered into, are likely to adversely affect our operating results.

We Have a History of Losses and May Not Achieve or Maintain Profitability.

We have incurred annual losses in each of the years since we were formed. We incurred a loss of $8.4 million for fiscal 2006. As of April 30, 2006, we had an accumulated deficit of $369.7 million.

Due principally to the amortization of intangibles acquired in the Prodika and Cimmetry acquisitions and the adoption of SFAS 123R effective in our first quarter of fiscal 2006, we will likely not be profitable on a GAAP basis for the foreseeable future. In addition, we have incurred significant additional expenses, relating to legal, accounting, tax and other professional services in connection with the review of our stock option grant practices and the investigation of our Taiwan sales office in the first three quarters of fiscal 2007. We may incur significant expenses of the same nature through the remainder of fiscal 2007 in connection with these matters, which may adversely affect our results of operations and cash flows. Achieving and sustaining profitable results, even on a non-GAAP basis, will depend upon careful expense management coupled with higher revenue levels. Many of our expenses are relatively fixed in the short term, and there can be no assurance that we will be able to maintain expenses at target levels. There can also be no assurance that our revenues will increase. As a result, there can be no assurance that we will achieve or maintain profitable operations in the future.

We Depend on Third-Party Licensed Technology That, if Lost, Could Result in Increased Cost or Delays in Sales of Our Products.

We license technology on a non-exclusive basis from many companies for use with our products. We utilize database management and application server software from Oracle. Our customers can purchase this software directly from Oracle or from us. In addition, we integrate software into our products licensed from BEA for application server technology, from Actuate for reporting capabilities, Spicer for document viewing and Cognos for analytics, as well as products from several other providers. We anticipate that we will continue to license technology from third parties in the future. Some of the software we license from third parties would be difficult to replace and may not continue to be available on commercially reasonable terms, if at all. The loss or inability to maintain any of these technology licenses could result in delays in the licensing of our products until equivalent technology is identified, licensed, and integrated. The increased use of third-party software could result in higher royalty payments and a loss of product differentiation and lower product gross margins.

The Market Price of our Common Stock Has Been and May Continue to Be Volatile, Which Could Result in Substantial Losses for Individual Security Holders.

The market price for our common stock has been, and is likely to continue to be, volatile. During fiscal 2006, the high and low closing sales prices of our common stock were $7.73 and $5.88, respectively. Our stock price is subject to wide fluctuations in response to a number of factors, some of which are beyond our control.

In the past, following periods of volatility in the market price of their securities, many companies have been the subject of securities class action litigation. If we become a defendant in a securities class action suit, we could incur significant defense costs and damages and experience diversion of our management’s attention and resources, which could cause the price of our common stock to fall.

Legislative Action and Potential New Accounting Pronouncements Could Cause our General and Administrative Expenses to Increase.

In order to comply with the Sarbanes-Oxley Act of 2002, as well as recent changes to listing standards by NASDAQ, and rules implemented by the Securities and Exchange Commission, our outside legal, accounting and advisory services have increased, and may continue to increase. Moreover, in the rapidly changing regulatory environment in which we now operate, there is significant uncertainty as to what will be required to comply with many of the new rules and regulations. As a result, we may be required to spend substantially more than we currently estimate, and may need to divert resources from other activities, as we develop our compliance plans.

Provisions Contained in Our Charter Documents and in Certain Anti-Takeover Measures Adopted By Us May Delay or Prevent a Change in Our Control.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our headquarters are currently located in an 82,000 square foot facility in San Jose, California, under a lease that expires in 2011. We lease offices for sales and service personnel in various locations in the United States of America, including Dallas, Texas, as well as in Montreal, Canada, Shanghai, China, Tokyo, Japan, Taipei, Taiwan and various locations in Germany. We also lease office space for our development centers in Bangalore, India, Suzhou, China and Karlsruhe, Germany. We own land (approximately 16,600 square feet) and an office building (approximately 5,400 square feet) for sales, services and administrative personnel in Egerkingen, Switzerland.

We believe our current facilities will be adequate to meet our needs for the foreseeable future.

ITEM 3.    LEGAL PROCEEDINGS

Shareholder derivative lawsuits

On December 5, 2006, a purported shareholder filed a derivative action in the Federal District Court for the Northern District of California, titled Meek v. Stolle et al., No. C06-7343 RS. Subsequently, three additional derivative actions, with essentially the same allegations as the first, were filed in the same court. Each of the lawsuits is a shareholder derivative lawsuit, brought purportedly on our behalf. Each complaint names as defendants certain directors and current and former officers. The complaints, when read together, allege that the individual defendants caused or allowed backdated stock options to be granted from August 1999 through October 2003, in violation of the federal securities laws and their fiduciary duties to the company and its shareholders. No specific amounts of damages were alleged, although the complaints seek rescission of the options alleged to be backdated and the recovery of profits from the defendants’ sales of company stock. It is expected that all of these derivative actions will be consolidated into one action. The Company’s board of directors and management intend to review the allegations of the action(s) and will respond in a manner the Board considers to be in the best interests of the shareholders.

IPO securities class action litigation

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

The Company is aware that similar allegations have been made in other lawsuits filed in the Federal District Court in the Southern District of New York (the Court) challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. On July 15, 2002, the Agile Defendants (as well as all other issuer defendants) filed a motion to dismiss the complaint. On February 19, 2003, the Court ruled on the motions to dismiss. The Court denied the motions to dismiss claims under the Securities Act of 1933 in all but 10 of the cases. In the case involving the Company, these claims were dismissed as to the initial public offering, but not the secondary offering. The Court denied the motion to dismiss the claim under Section 10(a) of the Securities Exchange Act of 1934 against the Company and 184 other issuer defendants, on the basis that the amended complaints in these cases alleged that the respective issuers had acquired companies or conducted follow-on offerings after the initial public offerings. As a consequence, the Court denied the motion to dismiss the Section 20(a) claims against the individual defendants. The motion to dismiss the Section 10(a) claims was granted with prejudice as to the individual defendants.

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

The Court has granted preliminary approval of the settlement. It held a hearing on April 24, 2006 to consider final approval of the settlement, and will issue a ruling at some time in the future. On December 5, 2006, the Second Circuit Court of Appeals (which oversees the Court) issued a decision in In re Initial Public Offering Securities Litigation, WL 3499937 (2d Cir. Dec. 5, 2006), reversing the Court’s ruling certifying six of the cases in the consolidated proceedings as class actions. On December 14, 2006, the Court agreed to stay all proceedings, including consideration of the settlement, pending a decision from the Second Circuit on whether it will hear further argument on the class certification issue.

We are also subject to various other claims and legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition, results of operations, or cash flows.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II

ITEM 5.    MARKET FOR AGILE SOFTWARE CORPORATION’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market under the symbol “AGIL.” Prior to July 1, 2006, this market was called the Nasdaq National Market.

As a result of the delayed filing of our periodic reports with the SEC, on August 1, 2006, we received a Nasdaq staff determination letter indicating that we had failed to comply with the filing requirement for continued listing set forth in Nasdaq Marketplace Rule 4310(c)(14), due to our failure to timely file our Annual Report on Form 10-K for fiscal 2006, and that our securities are, therefore, subject to delisting from the Nasdaq Global Market. We received and announced two additional Nasdaq staff determination letters with respect to our failure to timely file our Quarterly Reports on Form 10-Q for the first and second quarters of fiscal 2007. We requested and subsequently attended a hearing before the Nasdaq Listing Qualifications Panel (“Listing Panel”), which was held on September 14, 2006, to appeal the staff determination and presented a plan to cure both filing deficiencies and regain compliance. On October 11, 2006, Nasdaq notified us that the exception had been granted, and that it would continue to list our shares on the Nasdaq Global Market, provided that we file our Form 10-K for fiscal 2006, our Form 10-Q for the first quarter of fiscal 2007, and all required restatements on or before January 8, 2007. Although we were unable to meet this condition by January 8, 2007, the Nasdaq Listing and Hearing Review Council (“Listing Council”), pursuant to its discretionary authority under Marketplace Rule 4807(b), called for review the decision of the Listing Panel and stayed the decision to suspend our securities from trading, pending further action by the Listing Council. Our stock will continue to be listed on the Nasdaq Global Market, pending the decision by the Listing Council on our request for a further extension within which to comply with the listing rules. Upon the filing of this Form 10-K for fiscal 2006 and our Form 10-Q for our quarters ended July 31, 2006 and October 31, 2006, we will be current with our filing requirements under the Securities and Exchange Act of 1934 and, as a result, expect that we should no longer be subject to delisting from the Nasdaq Global Market.

The price range per share reflected in the table below represents the high and low closing sales prices for our stock for the periods set forth, as reported by the Nasdaq Global Market.

	High	Low
Fiscal 2006:
Quarter Ended April 30, 2006	$7.73	$6.26
Quarter Ended January 31, 2006	$6.63	$5.98
Quarter Ended October 31, 2005	$7.25	$5.88
Quarter Ended July 31, 2005	$6.77	$6.12

Fiscal 2005:
Quarter Ended April 30, 2005	$7.93	$6.55
Quarter Ended January 31, 2005	$9.21	$7.27
Quarter Ended October 31, 2004	$8.80	$6.67
Quarter Ended July 31, 2004	$8.82	$7.00

Fiscal 2004:
Quarter Ended April 30, 2004	$10.82	$7.55
Quarter Ended January 31, 2004	$12.19	$9.21
Quarter Ended October 31, 2003	$11.30	$8.18
Quarter Ended July 31, 2003	$10.55	$6.40

Approximate Number of Stockholders

At December 31, 2006, we had 359 stockholders of record. The number of beneficial stockholders of our shares is greater than the number of stockholders of record. The last reported sale price of our common stock on December 31, 2006 was $6.15.

Dividends

Our present policy is to retain earnings, if any, to finance future growth. We have never paid cash dividends and have no present intention to pay cash dividends.

Issuer Repurchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended April 30, 2006, nor issue any securities that were not registered under Securities Act of 1933.

ITEM 6.    SELECTED CONSOLIDATED FINANCIAL DATA

The following tables include selected consolidated summary financial data for each of our last five fiscal years. The selected consolidated financial data presented below as of and for the year ended April 30, 2006 is derived from our audited consolidated financial statements. The selected consolidated financial data presented below as of April 30, 2005 and for the years ended April 30, 2005 and 2004 is derived from our audited consolidated financial statements as adjusted for the matters described in Note 2 “Restatement of Consolidated Financial Statements” in the notes to the consolidated financial statements included elsewhere in this Form 10-K. The selected consolidated financial data as of April 30, 2004, 2003, and 2002 and for the years ended April 30, 2003 and 2002, and for each quarter of fiscal years 2006 and 2005 is derived from our historical consolidated financial statements and unaudited quarterly consolidated financial data, respectively, as restated for the matters described in Note 2. This selected consolidated financial data should be read in conjunction with the consolidated financial statements and related footnotes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Form 10-K. We have not amended our previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement described in Note 2. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Annual Report on Form 10-K, and the financial statements and related financial information contained in such previously-filed reports should not be relied upon.

The following table sets forth the effect of the restatement for each of the applicable fiscal years (in thousands):

	Total cumulative effect at April 30, 2005	April 30, 2005	April 30, 2004	Cumulative effect at May 1, 2003	April 30, 2003	April 30, 2002
Net loss, as reported		$(7,194)	$(24,095)		$(36,131)	$(34,543)
Additional compensation expense	$(69,635)	(1,199)	(2,842)	$(65,594)	(4,498)	(11,614)
Tax effect		—	—		—	—

Net loss, as restated		$(8,393)	$(26,937)		$(40,629)	$(46,157)

In addition to the stock compensation expense for fiscal years 2003 and 2002, the cumulative effect at May 1, 2003 of $65.6 million includes stock compensation expense for the fiscal years 2001 and 2000 of $47.1 million and $2.4 million, respectively.

In addition to the restatement of stock compensation expense, as described in Note 2, we have made adjustments in this Form 10-K to our previously filed consolidated statement of cash flows for fiscal 2005, and the consolidated statements of cash flows included within our unaudited quarterly financial data for each of the quarters in fiscal 2005 and for the first three quarters in fiscal 2006. These adjustments were primarily the result of errors in the calculation of the effect of exchange rate changes on cash balances, which principally resulted in reclassifications between cash provided by (used in) operating activities and the effect of exchange rate changes on cash. These adjustments had no impact on the total change in cash and cash equivalents within the consolidated statements of cash flows, the consolidated statement of operations or the consolidated balance sheets for the affected periods.

During fiscal 2005, we acquired Cimmetry Systems, Inc. (“Cimmetry”). During fiscal 2004, we acquired TRADEC, Inc. (“Tradec”) and Eigner US Inc. (“Eigner”). During fiscal 2003, we acquired ProductFactory, Inc. (“ProductFactory”). During fiscal 2002, we acquired oneRev, Inc. (“oneRev”). Each transaction was accounted for under the purchase method of accounting and, accordingly, the results of operations of each acquisition are included in the accompanying consolidated statements of operations since the respective acquisition date.

	Fiscal Year Ended April 30,
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
		As Restated	As Restated	As Restated	As Restated
Consolidated Statement of Operations Data:
Revenues:
License	$50,057	$46,406	$36,293	$30,699	$45,141
Service	82,012	70,581	60,012	39,810	32,630

Total revenues	132,069	116,987	96,305	70,509	77,771

Cost of revenues:
License	3,223	4,333	3,694	2,790	3,107
Service (1)	41,598	34,112	29,729	18,444	16,092
Acquisition-related expenses	—	—	595	—	—
Amortization of intangible assets	2,901	1,245	709	—	—
Impairment of prepaid software licenses	—	—	471	2,680	2,393

Total cost of revenues	47,722	39,690	35,198	23,914	21,592

Gross margin	84,347	77,297	61,107	46,595	56,179

Operating expenses:
Sales and marketing (1)	50,433	47,583	40,867	44,876	58,079
Research and development (1)	34,639	23,848	24,395	27,870	33,843
General and administrative (1)	13,125	11,727	11,529	9,215	14,999
Acquisition-related expenses (benefits)	745	—	1,091	—	(835)
Amortization of intangible assets	2,482	2,055	2,092	—	756
Acquired in-process research and development	—	1,700	500	400	—
Restructuring charges	2,386	2,132	8,730	5,156	3,864

Total operating expenses	103,810	89,045	89,204	87,517	110,706

Loss from operations	(19,463)	(11,747)	(28,097)	(40,922)	(54,526)

Other income (expense):
Interest and other income, net	5,428	4,068	3,093	4,900	10,158
Loss from foreign currency translation	—	—	(639)	—	—
Gain on sale of investment	6,389	—	—	—	—
Impairment of investments	—	—	—	(3,673)	(1,446)

Loss before provision for income taxes	(7,646)	(7,679)	(25,643)	(39,695)	(45,814)
Provision for income taxes	742	714	1,294	934	343

Net loss	$(8,388)	$(8,393)	$(26,937)	$(40,629)	$(46,157)

Net loss per share:
Basic and diluted	$(0.15)	$(0.16)	$(0.54)	$(0.84)	$(0.97)

Weighted average shares	54,269	52,914	50,191	48,495	47,451

(1)    Effective May 1, 2005, Agile adopted SFAS 123(R), “Share-Based Payments,” using the modified prospective transition method. Accordingly, for the year ended April 30, 2006, stock compensation was accounted under SFAS 123(R), while, for the years ended April 30, 2005 and prior, stock compensation was accounted for under APB 25, “Accounting for Stock Issued to Employees.” The amounts in the lines above include stock compensation as follows:

Cost of service revenue	$597	$558	$736	$293	$2,171
Sales and marketing	2,233	1,439	2,565	3,036	1,761
Research and development	508	(36)	1,248	1,513	352
General and administrative	1,006	171	2,575	2,288	7,613

	As of April 30,
	2006	2005	2004	2003	2002
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and investments	$203,299	$198,380	$238,221	$256,967	$285,549
Working capital	151,251	155,376	149,591	243,181	267,706
Total assets	318,307	321,023	316,175	290,950	319,064
Total non-current liabilities	5,547	7,643	6,710	—	—
Stockholders’ equity	258,289	260,881	261,494	256,246	286,631

	Fiscal Year Ended April 30,
	2006	2005	2004	2003	2002
	(In thousands)
		As Restated
Consolidated Statements of Cash Flow Data:
Net cash provided by (used in) operating activities	(1,573)	2,543	(14,929)	(23,218)	(14,185)
Net cash provided by (used in) investing activities	43,448	26,874	(5,660)	(45,417)	(9,288)
Net cash provided by financing activities	3,483	6,606	9,239	3,113	6,930
Effect of exchange rate changes on cash	(368)	400	(1,165)	—	—

Adjustments to the Consolidated Financial Statements

	Fiscal Year Ended April 30,
	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)
		Adjustments	Adjustments	Adjustments	Adjustments
Consolidated Statement of Operations Data:
Revenues:

Total revenues	—	—	—	—	—

Cost of revenues:
License	—	—	—	—	—
Service	—	313	496	256	2,218
Acquisition-related expenses (benefits)	—	—	—	—	—
Amortization of intangible assets	—	—	—	—	—
Impairment of prepaid software licenses	—	—	—	—	—

Total cost of revenues	—	313	496	256	2,218

Gross margin	—	(313)	(496)	(256)	(2,218)

Operating expenses:
Sales and marketing	—	999	(593)	809	1,541
Research and development	—	(86)	1,042	1,281	541
General and administrative	—	(26)	1,897	2,152	7,315
Acquisition-related expenses	—	—	—	—	—
Amortization of intangible assets	—	—	—	—	—
Acquired in-process research and development	—	—	—	—	—
Restructuring charges	—	—	—	—	—

Total operating expenses	—	887	2,346	4,242	9,397

Loss from operations	—	(1,199)	(2,842)	(4,498)	(11,614)
Other income (expense)	—	—	—	—	—

Loss before provision for income taxes	—	(1,199)	(2,842)	(4,498)	(11,614)
Provision for income taxes	—	—	—	—	—

Net loss	$—	$(1,199)	$(2,842)	$(4,498)	$(11,614)

Net loss per share:
Basic and diluted	$—	$(0.02)	$(0.06)	$(0.09)	$(0.24)

Weighted average shares	—	—	—	—	—

	Fiscal Year Ended April 30,
	2006	2005
	(In thousands)
		Adjustments
Consolidated Statements of Cash Flow Data:
Net cash provided by (used in) operating activities	—	643
Net cash provided by (used in) investing activities	—	9
Net cash provided by financing activities	—	(2)
Effect of exchange rate changes on cash	—	(650)

	Fiscal Year Ended April 30,
	2006	2005	2004	2003	2002
	(in thousands, except per share amounts)
		As Previously Reported	As Previously Reported	As Previously Reported	As Previously Reported
Consolidated Statement of Operations Data:
Revenues:
License	$50,057	$46,406	$36,293	$30,699	$45,141
Service	82,012	70,581	60,012	39,810	32,630

Total revenues	132,069	116,987	96,305	70,509	77,771

Cost of revenues:
License	3,223	4,333	3,694	2,790	3,107
Service (1)	41,598	33,799	29,233	18,188	13,874
Acquisition-related expenses	—	—	595	—	—
Amortization of intangible assets	2,901	1,245	709	—	—
Impairment of prepaid software licenses	—	—	471	2,680	2,393

Total cost of revenues	47,722	39,377	34,702	23,658	19,374

Gross margin	84,347	77,610	61,603	46,851	58,397

Operating expenses:
Sales and marketing (1)	50,433	46,584	41,460	44,067	56,538
Research and development (1)	34,639	23,934	23,353	26,589	33,302
General and administrative (1)	13,125	11,753	9,632	7,063	7,684
Acquisition-related expenses (benefits)	745	—	1,091	—	(835)
Amortization of intangible assets	2,482	2,055	2,092	—	756
Acquired in-process research and development	—	1,700	500	400	—
Restructuring charges	2,386	2,132	8,730	5,156	3,864

Total operating expenses	103,810	88,158	86,858	83,275	101,309

Loss from operations	(19,463)	(10,548)	(25,255)	(36,424)	(42,912)
Other income (expense):
Interest and other income, net	5,428	4,068	3,093	4,900	10,158
Loss from foreign currency translation	—	—	(639)	—	—
Gain on sale of investment	6,389	—	—	—	—
Impairment of investments	—	—	—	(3,673)	(1,446)

Loss before provision for income taxes	(7,646)	(6,480)	(22,801)	(35,197)	(34,200)
Provision for income taxes	742	714	1,294	934	343

Net loss	$(8,388)	$(7,194)	$(24,095)	$(36,131)	$(34,543)

Net loss per share:
Basic and diluted	$(0.15)	$(0.14)	$(0.48)	$(0.75)	$(0.73)

Weighted average shares	54,269	52,914	50,191	48,495	47,451

(1)	Effective May 1, 2005, Agile adopted SFAS 123(R), “Share-Based Payments,” using the modified prospective transition method. Accordingly, for the year ended April 30, 2006, stock compensation was accounted under SFAS 123(R), while, for the years ended April 30, 2005 and prior, stock compensation was accounted for under APB 25, “Accounting for Stock Issued to Employees.” The amounts in the lines above include stock compensation as follows:

Cost of service revenue	$597	$245	$240	$37	$(47)
Sales and marketing	2,233	440	3,158	2,227	220
Research and development	508	50	206	232	(189)
General and administrative	1,006	197	678	136	298

	Fiscal Year Ended April 30,
	2006	2005
	(In thousands)
		As Previously Reported
Consolidated Statements of Cash Flow Data :
Net cash provided by (used in) operating activities	(1,573)	1,900
Net cash provided by (used in) investing activities	43,448	26,865
Net cash provided by financing activities	3,483	6,608
Effect of exchange rate changes on cash	(368)	1,050

	For the three months ended				For the three months ended
	April 30, 2006	January 31, 2006	October 31, 2005	July 31, 2005	April 30, 2005	January 31, 2005	October 31, 2004	July 31, 2004
	(In thousands, except per share amounts)
					As Restated	As Restated	As Restated	As Restated
Consolidated Statement of Operations Data:
Revenues:
License	$13,175	$13,405	$10,076	$13,401	$12,431	$12,455	$11,206	$10,314
Service	20,229	19,397	21,403	20,983	19,578	17,825	17,011	16,167

Total revenues	33,404	32,802	31,479	34,384	32,009	30,280	28,217	26,481

Cost of revenues:
License	774	842	835	772	849	1,243	1,164	1,077
Service (1)	9,345	9,840	10,731	11,682	9,793	8,518	8,114	7,688
Amortization of intangible assets	725	726	725	725	712	178	177	178

Total cost of revenues	10,844	11,408	12,291	13,179	11,354	9,939	9,455	8,943

Gross margin	22,560	21,394	19,188	21,205	20,655	20,341	18,762	17,538

Operating expenses:
Sales and marketing (1)	12,895	12,376	12,332	12,830	13,351	12,187	11,298	10,746
Research and development (1)	8,961	8,923	8,534	8,221	7,498	5,667	5,405	5,278
General and administrative (1)	3,572	3,239	2,868	3,446	3,371	2,963	2,796	2,597
Acquisition-related expenses	745	—	—	—	—	—	—	—
Amortization of intangible assets	626	627	627	602	652	357	390	656
Acquired in-process research and development	—	—	—	—	1,700	—	—	—
Restructuring charges	657	1,729	—	—	—	—	—	2,132

Total operating expenses	27,456	26,894	24,361	25,099	26,572	21,174	19,889	21,409

Loss from operations	(4,896)	(5,500)	(5,173)	(3,894)	(5,917)	(833)	(1,127)	(3,871)
Other income (expense):
Interest and other income, net	1,677	1,597	1,284	870	1,021	1,169	1,078	800
Gain on sale of investment	6,389	—	—	—	—	—	—	—

Loss before provision for income taxes	3,170	(3,903)	(3,889)	(3,024)	(4,896)	336	(49)	(3,071)
Provision for income taxes	98	237	111	296	(106)	285	262	273

Net income (loss)	$3,072	$(4,140)	$(4,000)	$(3,320)	$(4,790)	$51	$(311)	$(3,344)

Net loss per share:
Basic and diluted	$0.06	$(0.08)	$(0.07)	$(0.06)	$(0.09)	$0.00	$(0.01)	$(0.06)

Weighted average shares	54,269	54,808	53,757	53,591	52,914	53,058	52,677	52,442

(1)    Effective May 1, 2005, Agile adopted SFAS 123(R), “Share-Based Payments,” using the modified prospective transition method. Accordingly, for the year ended April 30, 2006, stock compensation was accounted under SFAS 123(R), while, for the years ended April 30, 2005 and prior, stock compensation was accounted for under APB 25, “Accounting for Stock Issued to Employees.” The amounts in the lines above include stock compensation as follows:

Cost of service revenue	$180	$144	$181	$92	$102	$94	$154	$209
Sales and marketing	880	462	478	413	377	231	261	569
Research and development	182	123	142	61	85	18	(102)	(37)
General and administrative	395	207	206	198	77	55	103	(64)

	For the year ended				For the year ended
	April 30, 2006	January 31, 2006	October 31, 2005	July 31, 2005	April 30, 2005	January 31, 2005	October 31, 2004	July 31, 2004
	(In thousands)
		As Restated	As Restated	As Restated	As Restated	As Restated	As Restated	As Restated
Consolidated Statements of Cash Flow Data:
Net cash provided by (used in) operating activities	$(1,573)	$1,787	$1,900	$604	$2,543	$1,938	$(1,469)	$(1,651)
Net cash provided by (used in) investing activities	43,448	17,473	12,142	(4,565)	26,874	37,350	49,441	9,073
Net cash provided by financing activities	3,483	1,582	1,397	57	6,606	5,271	2,189	635
Effect of exchange rate changes on cash	(368)	(524)	(524)	(500)	400	425	(20)	(50)

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this discussion contains forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended). Such statements are based upon current expectations that involve risks and uncertainties, and we undertake no obligation to publicly release any revisions to the forward-looking statements to reflect events or circumstances after the date of this report. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions identify forward-looking statements. Our actual results and the timing of certain events may differ materially from those reflected in or contemplated by the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the Risk Factors section included in Item 1A in this Annual Report on Form 10-K. The following discussion should be read in conjunction with the Consolidated Financial Statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K. Our fiscal year ends on April 30 of each year.

Restatement of Financial Statements

Past Stock Option Grant Activity

We delayed the filing of this Form 10-K, pending completion of a previously announced voluntary independent investigation into our past stock option grant practices being conducted by a Special Committee of our Board of Directors.

On September 19, 2006, Agile announced that it had commenced a voluntary review of stock option grant practices through a Special Committee of one independent director appointed by the Audit Committee of the Board, with the assistance of independent legal counsel. The review covered option grants made to all employees, directors and non-employees during the period from the date of our initial public offering in August 1999 to July 2006, consisting of over 200 grant dates (representing over 3,000 individual option grants). The review included an extensive examination of our stock option grant practices, accounting policies, accounting records, supporting documentation, and electronic data, including e-mail, as well as interviews with current and former employees and members of our Board. The Special Committee’s review identified circumstances where the grant date used as the “measurement date” for accounting purposes preceded the appropriate measurement date, as defined under Generally Accepted Accounting Principles in the United States (“GAAP”). The Special Committee determined that grants for which errors were found were primarily granted from August 1999 through October 2003.

For approximately two-thirds of the Company’s historical option grant measurement dates, representing approximately 140 grant dates, the Special Committee found no evidence establishing that the original measurement date used for accounting purposes was inappropriate. On other grant dates, the Special Committee found that there was an insufficient basis to rely on the Company’s original stated grant date to support recorded measurement dates used to account for certain stock options, which were granted primarily from August 1999 through October 2003. Approximately 97% of the total in-the-money value (market price on the actual measurement date minus exercise price) of the options found to have incorrect measurement dates was attributable to those options granted prior to April 30, 2002. In particular, with respect to such grants, the Special Committee determined that one or more of the following situations existed: the Company had made grants by means of unanimous written consents of the Board or the Compensation Committee, wherein all the signatures of the members were not received on the grant date specified in the consents; the Company made several company-wide grants pursuant to an approval of the Board or Compensation Committee or by the Company’s chief executive officer under delegated authority from the Board, but the list of grantees and number of options allocated to each grantee was not finalized as of the stated grant date; and during the period from August 1999 through October 2003, the Company followed a practice to set the grant date and exercise price for option grants for new hires as of the date of hire or the date of approval by the CEO, and, for some of these grants, related documentation suggested that the option granting process involved the determination of a grant date that preceded the actual approval date. The Special Committee’s inquiry also identified less frequent measurement date errors that we believe were not material, such as grants made to a small number of employees who had not formally commenced their employment as of the grant approval date.

To determine the correct measurement dates for these options under applicable accounting principles, we followed the guidance in Accounting Principles Board Opinion No. 25 (“APB No. 25”), which deems the “measurement date” as the first date on which all of the following are known: (1) the individual employee who is entitled to receive the option grant; (2) the number of options that an individual employee is entitled to receive; and (3) the option’s exercise price. In addition, the “measurement date” cannot be earlier than the date on which the grant is approved. In instances where we determined we could not rely on the original grant date for an option, we determined corrected measurement dates based on our ability to establish or confirm, in our reasonable judgment, whether through other documentation, consistent or established Company practice or processes, or credible circumstantial information, that all requirements for the proper granting of the option had been satisfied under applicable accounting principles.

In addition to accounting adjustments due to measurement date changes, the Company found accounting errors relating to: unintentional “repricing” of grants due to duplicate grant dates; grants to non-employees for which an incorrect amount of stock compensation expense had been recognized; modifications of grants for which an incorrect amount of stock compensation expense had been recognized; and one grant of a discounted option for which no stock compensation expense had been recognized. The accounting adjustments resulting from these errors represent less than 2% of the total cumulative adjustment to stock compensation expense.

We have determined that the total cumulative stock compensation expense resulting from the errors described above, was $69.6 million. In this Form 10-K, we recorded additional stock compensation expense of $1.2 million and $2.8 million for the years ended April 30, 2005 and 2004, respectively, and $65.6 million prior to fiscal 2004. There was no impact on revenue or net cash provided by operating activities as a result of this additional stock compensation expense.

The cumulative effect of the restatement adjustments on our consolidated balance sheet at April 30, 2005 was an increase in additional paid-in capital, offset by a corresponding increase in the accumulated deficit and deferred compensation, which results in no net effect on stockholders’ equity. The adjustments increased previously reported net loss per share by $0.02 and $0.06 for the years ended April 30, 2005 and 2004, respectively.

The restatement resulted in a cumulative increase to our gross deferred tax assets of approximately $10.8 million as of April 30, 2005. However, in view of our history of operating losses, we have established a full valuation allowance on our deferred tax assets since inception. As a result, there is no material impact to net tax expense relating to the additional stock compensation expense recorded by us. Additionally, there is no material impact on our consolidated financial statements arising from the impact of Section 409A of the Internal Revenue Code (the “Code”) or the limitations on deduction of executive stock compensation expense in Section 162(m) of the Code.

The Special Committee completed its review consistent with its original scope and work plan, and found no evidence of any intention to deceive or impede the Committee’s investigation or to destroy or alter documents. It noted that current management encouraged and fully cooperated in the review. The Special Committee found no evidence that any of the Company’s current officers, including its CEO, CFO, General Counsel, Senior Vice President of Human Resources or Vice President of Finance or its former CEO, engaged in any intentional mis-dating of options, self-dealing or manipulation of the Company’s financial results. The Special Committee also found that the evidence suggested an effort, in late 2003, by the then current management to improve and formalize the Company’s option grant practices by putting in place processes that substantially eliminated the risk of these issues recurring.

Beginning in November 2003, the Company’s practice for options granted by unanimous written consent of the Compensation Committee is to utilize as a measurement price the closing price of the day on which consent has been received from all members of the Compensation Committee. As such, draft unanimous written consents are not deemed dated until all members of the Compensation Committee have approved a proposed grant and written confirmation of that authorization has been received. Current practice for options granted by written consent of the CEO, under authority delegated by the Board, is to make grants on Fridays only and utilize as a measurement date the closing price of the common stock on the Friday on which the grant was made. Additionally, along with records of all grants made by the CEO, records are kept for all weeks in which no such grants are made.

The following table sets forth the effect of the restatement for each of the applicable fiscal years (in thousands):

	Total cumulative effect at April 30, 2005	April 30, 2005	April 30, 2004	Cumulative effect at May 1, 2003	April 30, 2003	April 30, 2002	April 30, 2001	April 30, 2000
Net loss, as reported		$(7,194)	$(24,095)
Additional compensation expense	$(69,635)	(1,199)	(2,842)	$(65,594)	$(4,498)	$(11,614)	(47,062)	(2,420)
Tax effect		—	—

Net loss, as restated		$(8,393)	$(26,937)

As part of our restatement, we assessed generally whether there were other matters which should have been corrected in our previously issued financial statements. Accordingly, Agile made certain adjustments in this Form 10-K to our previously filed consolidated statement of cash flows for fiscal year 2005, and the consolidated statements of cash flows included within our unaudited quarterly financial data for each of the quarters in fiscal 2005 and for the first three quarters of fiscal 2006. These adjustments were primarily the result of errors in the calculation of the effect of exchange rate changes on cash balances, which principally resulted in reclassifications between cash provided by (used in) operating activities and the effect of exchange rate changes on cash. These adjustments had no impact on the total change in cash and cash equivalents within the consolidated statements of cash flows, the consolidated statements of operations or the consolidated balance sheets for the affected periods.

Prospective Impact of Section 409A

Because no holders of options with incorrect measurement dates granted by the Company were involved in the selection, or were aware of such incorrect measurement dates at the time of grant, the Company may take certain actions to deal with the adverse tax consequences that may be incurred by the holders of those options. The adverse tax consequences are that inadvertently discounted stock options, resulting from incorrect measurement dates, vesting after December 31, 2004 (“409A Affected Options”) subject the option holder to a penalty tax under Section 409A of the Code (and, as applicable, similar penalty taxes under California and other state tax laws).

One such potential action by the Company is to offer to amend each 409A Affected Option to increase its exercise price to the market price on the actual grant date or, if lower, the market price at the time of amendment. The amended options would not be subject to taxation under the Code. Under IRS regulations, such option amendments had to be completed by December 31, 2006 for anyone who was an executive officer when he or she received the related 409A Affected Option; the amendments for non-officers cannot be offered until after this Form 10K is filed and do not need to be completed until December 31, 2007.

Another potential related action is to approve bonuses payable to holders of the amended options to compensate them for the resulting increase in their option exercise price. The amount of these bonuses would be effectively repaid to the Company if and when the options are exercised and the increased exercise price is paid, but there is no assurance that the options will be, in fact, exercised. Finally, the Company may compensate certain option holders who have already exercised 409A Affected Options for the additional taxes they incur under Section 409A of the Code (and, as applicable, similar state tax laws).

The Company presently estimates that the total cash payments needed to deal with the adverse tax consequences of all 409A Affected Options is approximately $1.5 million, approximately $1.1 million of which is with respect to 409A Affected Options held by two present executive officers. The Company presently expects to pay at least approximately $300,000 in bonuses to 15 employees, two of whom are senior vice presidents, but none of whom are executive officers of the Company, as compensation for such employees agreeing to increase the option exercise price for their 409A Affected Options.

Cost of Restatement and Legal Activities

The option grant practices review, and related restatement, and investigation of our Taiwan sales office discussed below were time-consuming, required us to incur significant additional expenses, relating to legal, accounting, tax and other professional services in connection with these matters, estimated to be approximately $4.0 million over the first three quarters of fiscal 2007, and required significant management attention and resources during that period. We expect to incur significant expenses of the same nature in the future in connection with the review and restatement, which would adversely affect our results of operations and cash flows in the period incurred.

On December 5, 2006, a purported shareholder filed a derivative action in the Federal District Court for the Northern District of California, titled Meek v. Stolle et al., No. C06-7343 RS. Subsequently, three additional derivative actions, with essentially the same allegations as the first, were filed in the same court. Each of the lawsuits is a shareholder derivative lawsuit, brought purportedly on our behalf. Each complaint names as defendants certain directors and current and former officers. The complaints, when read together, allege that the individual defendants caused or allowed backdated stock options to be granted from August 1999 through October 2003, in violation of the federal securities laws and their fiduciary duties to the company and its shareholders. No specific amounts of damages were alleged, although the complaints seek rescission of the options alleged to be backdated and the recovery of profits from the defendants’ sales of company stock. It is expected that all of these derivative actions will be consolidated into one action.

In addition, in connection with the review of our stock option grant practices, we have voluntarily continued to keep the SEC advised of the issues identified by the review, its progress and our conclusions. Although no formal inquiry has been made by the SEC or any other regulatory agency, we are unable to predict whether any such formal inquiry will be initiated or the consequences, if any, that any such further inquiry by either agency may have on us. Any SEC or other regulatory agency inquiry could result in substantial legal and accounting expenses, divert management’s attention from other business concerns and harm our business. If the SEC or other regulatory agency were to commence legal action, it is possible that we could be required to pay significant penalties and/or fines and could become subject to administrative orders. Any regulatory action could result in the filing of additional restatements of our prior financial statements or require that we take other actions.

Our senior management team and the Special Committee has devoted a significant amount of time on matters relating to the review, our possible delisting from Nasdaq, regulatory inquiries, the restatement, our outstanding periodic reports, and related litigation, and may continue to devote substantial resources on such matters. If our senior management is unable to devote a significant amount of time in the future to developing and attaining our strategic business initiatives and running ongoing business operations, there may be a material adverse effect on our business, financial condition and results of operations.

Taiwan Sales Office Investigation

In addition to the restatement described above as a result of our review of our historical stock option grant practices, our consolidated financial statements included in this Form 10-K reflect adjustments to our financial information previously reported in our press release, dated May 25, 2006, for the quarter and fiscal year ended April 30, 2006 (“Press Release”). The adjustments arose out of an investigation by our Audit Committee, as reported in our Form 8-K filed with the SEC on July 14, 2006, into certain transactions entered into by our Taiwan sales office. The investigation initially centered upon confirmation of the validity of a specific sale transaction. It was subsequently expanded to include a review of all material revenue transactions entered into by the Taiwan sales office during fiscal years 2004 through 2006 and our relationship with, and transactions entered into with and by, a reseller in Taiwan. The investigation involved interviews with key employees, resellers and customers, and review of documentation and computer files, including emails.

Upon the conclusion of this investigation we determined that approximately $632,000 of revenue that we had previously announced, in the Press Release, as revenue recognized for the fourth quarter of fiscal 2006, would be more appropriately recognized during the first quarter of fiscal 2007. Our consolidated financial statements included in this Form 10-K reflect that change and the $632,000 of revenue is included in the revenue for the first quarter of fiscal 2007 and reflected in our Quarterly Report of Form 10-Q for the first quarter of fiscal 2007 being filed concurrently with this Form 10-K. We determined that recognizing this revenue in the first quarter of fiscal 2007 was more appropriate than in the fourth quarter of fiscal 2006, based primarily on certain information uncovered during the investigation, but unknown to us at the time we first announced our results for the fourth quarter of fiscal 2006. This information includes (i) the fact that the reseller entity through which the sale occurred was partially owned by individuals who were, or who were related to, employees of our Taiwan sales office, and (ii) statements made during interviews of representatives of the end-user created uncertainty as to whether the end user placed the order for the software with the reseller during the fourth quarter of fiscal 2006 or the first quarter of fiscal 2007. Thus, although at the time we announced our preliminary financial results for the fourth quarter of fiscal 2006, we had evidence of sell-through from the reseller to the end-user consistent with our revenue recognition policy, upon receipt of this additional information we deferred recognizing this revenue until June 2006, when additional evidence of sell-through from the reseller to the end user was received. As a result of the investigation, the Company’s management identified and reported to our Audit Committee and independent registered public accounting firm material weaknesses in the Company’s internal control over financial reporting as of April 30, 2006, as discussed in Item 9A of this Form 10-K.

We discovered no evidence that any employee of the Company outside of the Taiwan sales office was involved in the matters that were the subject of the investigation, or that events similar to those under investigation had occurred in our operations outside Taiwan.

Business Overview

We develop and sell an integrated suite of product lifecycle management (“PLM”) software products and offer related business consulting and implementation services. Substantially all of our revenues are derived from the license of software products under software license agreements and from the delivery of associated professional and maintenance services. Our solutions enable our customers to accelerate their products’ time-to-market, reduce costs, improve product quality, manage regulatory compliance and drive innovation throughout the product lifecycle.

We believe that understanding the following key developments is helpful to an understanding of our operating results for fiscal 2006.

Increased Product Breadth

Over time, we have been able to expand the capability and functionality of our solutions and expand into additional vertical markets. Our initial offering consisted of a single product focused on the electronics and high technology vertical market. Over time, we have added new products and features and functionality to our existing products, both through internal development and acquisition, and expanded into additional vertical markets. With our acquisitions, we increased our program planning and execution capabilities, expanded our focus on additional vertical markets, such as the automotive supply chain, aerospace and defense, and industrial machinery markets, acquired direct materials cost and performance management technology to fill out the Agile Product Cost Management solution, and acquired collaborative visualization software that has become an increasingly important solution in the PLM market. We currently focus on providing PLM solutions to companies in the electronics and high technology, life sciences, consumer packaged goods, automotive, aerospace and defense, industrial products and other industries. Our Agile 9 suite of products, including the recently released Agile 9.2, is our most comprehensive PLM product offering to date, and provides extensive new features and capabilities, as well as an enterprise technology platform providing customers a broader, deeper PLM solution. Agile e6 is focused on organizing and managing product design assets to support globally distributed engineering teams in the automotive, aerospace and defense, and industrial product industries. Agile Advantage is designed to provide the benefits important to small and medium sized enterprises. Cimmetry product is focused on enabling the use of two-dimensional and three-dimensional mechanical CAD and electronic CAD and design automation information across the extended enterprise.

Expanded Industry Focus

Our strategy is industry-focused with product capabilities tailored to the requirements of our target industries. We were initially focused on solutions targeted principally for customers operating in the electronics and high technology and, to a lesser extent, medical device industries. As we have grown our business and expanded our product suite, we have also expanded our industry focus, including into the automotive supply chain, aerospace and defense, and industrial product markets. In June 2006, we acquired Prodika, a premier provider of collaborative PLM solutions for consumer packaged goods. With this acquisition, we continue to execute on our strategy of differentiation and market leadership through industry verticals. We believe that consumer packaged goods is one of the largest untapped PLM markets, with little penetration by packaged PLM solutions. While the electronics and high technology industry still represents the single largest industry for us, we now have significant customers in all of the following industries:

•	Electronics and High Technology;

•	Life Sciences;

•	Consumer Packaged Goods;

•	Automotive;

•	Aerospace and Defense; and

•	Industrial Products.

Acquisitions

Our strategy has been, and continues to be, to expand our business both organically and through acquisitions of complementary products, technologies and companies. We have recently made the following acquisitions:

•	Eigner US Inc. (“Eigner”), acquired in August 2003;

•	TRADEC, Inc. (“TRADEC”), acquired in September 2003;

•	Cimmetry Systems, Inc. (“Cimmetry”), acquired in February 2005; and

•	Prodika, Inc. (“Prodika”), acquired in June 2006.

Through the acquisition of Eigner we acquired what is now our Product Catalog, Requirements Management, Configuration Management, Engineering Collaboration and Maintenance, Repair and Overhaul products. Eigner also provided us with a stronger presence in the automotive supply chain, industrial equipment, aerospace and defense industries, as well as in certain geographic markets, such as the Central European region. Through the acquisition of TRADEC, we acquired additional functionality to our existing products, as well as new customers. Through the acquisition of Cimmetry, we acquired visual collaboration software that has become an increasingly important element of PLM solutions. Through the acquisition of Prodika, we have acquired product lifecycle management solutions for the consumer packaged goods industry, particularly the food and beverage sector.

The results of all of these acquisitions are included in our statements of operations, beginning as of the respective acquisition date. Consequently, our consolidated results of operations for fiscal 2004 includes the revenues and expenses related to Eigner for the eight months following its acquisition and the revenues and expenses for TRADEC for the seven months following its acquisition. For fiscal 2005, our consolidated results of operations include the full year of revenues and expenses for Eigner and TRADEC, and approximately three months of revenues and expenses associated with Cimmetry. Fiscal 2006 includes a full year of the associated revenues and expenses for all three of these companies.

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

•

During the first quarter of fiscal 2005, we terminated approximately 15% of our worldwide workforce and consolidated our China-based development centers into a single location. In connection with these actions, we recorded a restructuring charge of $2.1 million; and

•

During the third and fourth quarters of fiscal 2006, we terminated 40 employees and consolidated excess facilities in Massachusetts and the United Kingdom. In connection with these actions, we incurred a restructuring charge of $2.4 million.

The significant activity within and components of the restructuring charges as of April 30, 2006, 2005 and 2004 are as follows (in thousands):

	Employee Termination Costs	Facility- Related Costs	Asset Abandonment Costs	Other Charges	Total
Restructuring obligations at May 1, 2003	$—	$4,251	$—	$—	$4,251
2004 Restructuring charges	1,092	5,485	2,001	152	8,730
Cash payments	(1,092)	(3,731)	—	—	(4,823)
Non-cash charges	—	581	(2,001)	(152)	(1,572)

Restructuring obligations at April 30, 2004	$—	$6,586	$—	$—	$6,586
2005 Restructuring charges	1,643	366	10	113	2,132
Cash payments	(1,132)	(4,838)	—	(84)	(6,054)
Non-cash charges	(91)	91	(10)	(29)	(39)

Restructuring obligations at April 30, 2005	$420	$2,205	$—	$—	$2,625
2006 Restructuring charges	2,060	241	84	—	2,385
Cash payments	(951)	(1,702)	—	—	(2,653)
Non-cash charges	—	—	(84)	—	(84)

Restructuring obligations at April 30, 2006 (1)	$1,529	$744	$—	$—	$2,273

Accrued restructuring—current					$2,067
Accrued restructuring—non current					206

					$2,273

(1)	The remaining employee termination and facility-related obligations are expected to be paid through the quarter ending October 31, 2007.

Overview of Our Fiscal 2006 Financial Results

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

Our year-over-year revenues increased due to full inclusion of Cimmetry’s operating results in our fiscal 2006 financial statements as a result of the acquisition of Cimmetry in late fiscal 2005, as well as the increase in our service revenue from North America. Additionally, we were able to achieve the following results in fiscal 2006:

•

We maintained a cash and investments balance as of April 30, 2006 of $203.3 million, which represents an increase of $4.9 million compared to the balance as of the end of the prior fiscal year. Additionally, although we had negative operating cash flows for fiscal 2006 of $1.6 million, our uses of cash included the payment of $2.7 million of employee withholding taxes in our third quarter of fiscal 2006 in connection with the exercise of certain employee stock options, against which we withheld shares of our common stock with a market value of $2.7 million (see Note 12—Employee Benefit Plans).

•	We recorded fiscal 2006 total revenues of $132.1 million, which represents a historic high for us and a 13% increase from total revenues of $117.0 million in the prior fiscal year.

•

Our license revenue for fiscal 2006 was $50.1 million, a 8% increase from license revenue of $46.4 million in the prior fiscal period year. This represents a decrease of $632,000 to the license revenue reported in our press release dated May 25, 2006, as a result of conclusions reached in our investigation of our Taiwan sales office referenced above.

•	We released Agile 9.2 in December 2005 and its localized version in additional languages during April 2006. Agile 9.2 is our most up-to-date and comprehensive offering of a PLM product.

Due principally to the amortization of the intangible assets acquired in the Prodika and Cimmetry acquisitions and the adoption of SFAS No. 123R effective in our first quarter of fiscal 2006, we will likely not be profitable on a GAAP basis for the foreseeable future. In addition, we have incurred significant additional expenses, relating to legal, accounting, tax and other professional services in connection with the review of our stock option grant practices and the investigation of our Taiwan sales office in the first three quarters of fiscal 2007. We may incur significant expenses of the same nature through the remainder of fiscal 2007 in connection with these matters, which may adversely affect our results of operations and cash flows. Achieving and sustaining profitable results will depend upon a combination of careful expense management coupled with higher revenue levels. Many of our expenses are relatively fixed in the short term, and there can be no assurance that we will be able to maintain expenses at target levels, or that our revenues will increase. As a result, there can be no assurance that we will achieve or maintain profitable operations in the future.

Use of Estimates and Critical Accounting Policies

We have prepared our condensed consolidated financial statements in accordance with accounting principals generally accepted in the United States of America. In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our reported revenues, loss from operations, and net loss, as well as on the value of certain assets and liabilities on our balance sheet. These estimates, assumptions and judgments about future events and their effects on our results cannot be determined with certainty, and are made based upon our historical experience and on other assumptions that are believed to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. The discussion and analysis of our financial condition and results of operations are based upon these statements. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition, allowance for doubtful accounts and sales returns, stock compensation, and business combinations and acquired intangible assets, which are described below. In addition, please refer to Note 1 of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further discussion of our significant accounting policies.

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payments,” effective May 1, 2005. SFAS 123R is a new and very complex accounting standard, the application of which requires significant judgment and the use of estimates, particularly surrounding Black-Scholes assumptions such as stock price volatility and expected option lives, as well as expected option forfeiture rates, to value equity-based compensation. Refer to Note 12—Employee Benefit Plans of our consolidated financial statements for more discussion of our adoption of SFAS 123R.

Revenue Recognition

We recognize our software license revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Software Revenue Recognition with Respect to Certain Arrangements.” We recognize license revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the related receivables is probable, delivery of the product has occurred and the customer has accepted the product (including the expiration of any acceptance period set forth in the contract), if the terms of the contract include an acceptance requirement. In general, collectibility for certain regions, including Taiwan, is not considered probable until collection of the associated receivable has occurred. With respect to sales to original equipment manufacturers (“OEMs”) and value-added resellers (“VARs”), delivery is considered to have occurred based on sell-through by the OEMs and VARs.

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

In the event that we grant a customer the right to specified upgrades and vendor-specific objective evidence (“VSOE”) of fair value exists for such upgrades, we defer license revenue in an amount equal to this fair value until we have delivered the specified upgrade (or until VSOE of fair value is established, if earlier). If VSOE of fair value does not exist, then we defer recognition of the entire license fee until we deliver the specified upgrade. If professional services are essential to the functionality of the other elements of the arrangement, we defer recognition of revenue until we have satisfied our professional services obligations.

When our software licenses contain multiple elements, we allocate revenue to each element based on the relative fair values of the elements. Multiple-element arrangements generally include post-contract support (PCS or maintenance), software products, and in some cases, other professional services. Revenue from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as PCS, based on the relative fair values of the elements specific to us, and we must analyze each license arrangement carefully to ensure that all of the individual elements have been identified, along with the fair value of each element. Our determination of fair value of each element in multiple-element arrangements is based on VSOE, which is determined by sales of the individual element to third parties or by reference to a renewal rate specified in the related arrangement.

Where VSOE of fair-value exists for all undelivered elements, but evidence does not exist for one or more delivered elements, we account for the delivered elements in accordance with the Residual Method prescribed by

SOP 98-9. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. In most cases, the bundled multiple elements include PCS and the software product. In such cases, when VSOE of fair value exists for all of the undelivered elements (most commonly PCS), the residual or remaining amount is recognized as revenue and the undelivered elements are recognized when they were delivered or rendered. PCS is recognized ratably over the PCS term, which is typically 12 months.

Revenues from professional services consist of implementation services and training. Training revenues are recognized as the services are performed. Professional services are not considered essential to the functionality of the other elements of the arrangement and are accounted for as a separate element. Professional services are recognized as the services are performed for time and materials contracts or upon achievement of milestones on fixed-price contracts. A provision for estimated losses on fixed-price professional services contracts is recognized in the period in which the loss becomes probable and can be reasonably estimated.

Contract accounting is generally utilized for contracts: (1) where services include significant software modifications, developments, or customization; (2) that include milestones or customer specific acceptance criteria that may affect collection of the software license fees; or (3) where significant consulting services are provided for in the software license contract without additional charge or are substantially discounted. In such instances, the entire arrangement fee, including both software licenses and services, is accounted for in accordance with SOP, 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts,” whereby license and consulting services revenue is recognized, generally using the percentage-of-completion method measured on labor hours. The percentage-of-completion for each contract is determined based on the ratio of direct labor hours incurred to total estimated direct labor hours. Amounts billed in advance of services being performed or licenses being accepted are recorded as deferred revenue. Adjustments to cost and labor estimates are made in the periods in which the facts requiring such revisions become known. Estimated losses, if any, are recorded in the period in which current estimates of total contract revenue and contract costs indicate a loss.

Customers typically prepay maintenance fees for the first 12 months and the related maintenance revenues are recognized ratably monthly over the term of the maintenance contract. Maintenance contracts include the right to unspecified upgrades on a when-and-if available basis, and ongoing support.

Deferred revenues include amounts received from customers for which revenue has not yet been recognized that generally results from deferred maintenance, consulting or training services not yet rendered and license revenue deferred until all requirements under SOP 97-2 or SOP 81-1, as appropriate, are met. Deferred revenue is recognized upon delivery of our products, as services are rendered, or as other requirements requiring deferral under SOP 97-2 or SOP 81-1 are satisfied.

Allowance for Doubtful Accounts and Sales Returns

We maintain an allowance for doubtful accounts to reduce amounts to their estimated realizable value. A considerable amount of judgment is required when we assess the realization of accounts receivables, including assessing the probability of collection and the current credit-worthiness of each customer. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, an additional allowance for doubtful accounts may be required. We initially record an allowance for doubtful accounts based on our historical experience, and then adjust this allowance at the end of each reporting period based on a detailed assessment of our accounts receivable and allowance for doubtful accounts. In estimating the allowance for doubtful accounts, we consider: (i) the aging of the accounts receivable; (ii) trends within and ratios involving the age of the accounts receivable; (iii) the customer mix in each of the aging categories and the nature of the receivable, such as whether it derives from license, professional services or maintenance revenue; (iv) our historical allowance for doubtful accounts; (v) the credit-worthiness of the customer; and (vi) the economic conditions of the customer’s industry as well as general economic conditions, among other factors.

Should any of these factors change, the estimates that we make may also change, which could impact our future allowance for doubtful accounts. For example, if the financial condition of our customers were to deteriorate, affecting their ability to make payments, an additional allowance for doubtful accounts could be required.

Our license agreements do not offer our customers the unilateral right to terminate or cancel the contract and receive a cash refund. However, we provide for sales returns through an allowance that is based upon estimates of potential future credits related to current period revenues. We analyze historical credits, current economic trends, average deal size, changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve. Revenue for the period is adjusted to reflect the allowance of our reserve for sales returns.

Stock Options

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payments,” as interpreted by SEC Staff Accounting Bulletin (“SAB”) No. 107, effective May 1, 2005. SFAS 123R requires the recognition of the fair value of stock compensation in net income (loss). We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock compensation is accounted for as an equity instrument. Prior to May 1, 2005, we followed Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock compensation.

We elected the modified prospective method in adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption is recognized in net income (loss) in the periods after the date of adoption, using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed in our previous filings. The cumulative effect of the change in accounting principle from APB 25 to SFAS 123R was not material. Additionally, our unearned stock compensation balance of $10.1 million as of April 30, 2005, which was accounted for under APB 25, was reclassified into our additional paid-in-capital upon the adoption of SFAS 123R on May 1, 2005.

We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R, with the following weighted-average assumptions (fiscal 2005 and 2004 assumptions were utilized for the purpose of calculating the pro forma information under SFAS 123):

	Stock Option Plans			Stock Purchase Plan
	Fiscal Year Ended April 30,			Fiscal Year Ended April 30,
	2006	2005	2004	2006	2005	2004
Dividend yield	—	—	—	—	—	—
Expected volatility	60%	64%	54%	34%	41%	48%
Average risk-free interest rate	4.40%	3.69%	3.79%	4.00%	2.35%	1.21%
Expected life (in years)	5	5	5	0.5	0.5	0.5

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is based on the combination of historical volatility of our common stock over the period commensurate with the expected life of the options and the mean historical implied volatility from traded options on our common stock with a term of 180 days or greater measured over one year. The risk-free interest rate is derived from the average U.S. Treasury Strips rate during the period, which approximates the rate in effect at the time of grant. The expected life calculation is based on the observed and expected time to post-vesting exercise and forfeitures of option by our employees.

Based on our historical experience of pre-vesting option cancellations, we have assumed an annualized forfeiture rate of 15% for our options. Under the true-up provisions of SFAS 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

Stock compensation expense under SFAS 123R starting on May 1, 2005, and under APB 25 or SFAS 123 (pro forma disclosure) for the prior periods, were recognized using the accelerated method in accordance with Financial Accounting Standard Board (“FASB”) Interpretation (“FIN”) No. 28.

In connection with our restatement of stock compensation expense for periods prior to fiscal 2006, we applied significant judgment in choosing whether to revise measurement dates for prior option grants, and in choosing the methodology for applying these revised measurement dates. See the “Explanatory Note” immediately preceding Item 1 of Part I of this Form 10-K for further information.

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

The majority of entities we acquire do not have significant tangible assets and, as a result, a significant portion of the purchase price is typically allocated to intangible assets and goodwill. Our future operating performance will be impacted by the future amortization of intangible assets, potential charges related to IPR&D for future acquisitions, and potential impairment charges related to goodwill. Accordingly, the allocation of the purchase price to intangible assets and goodwill has a significant impact on our future operating results. The allocation of the purchase price of the acquired companies to intangible assets and goodwill requires us to make significant estimates and assumptions, including estimates of future cash flows expected to be generated by the acquired assets and the appropriate discount rate for these cash flows. Should different conditions prevail or these estimates or assumptions prove wrong, material write-downs of intangible assets and/or goodwill could occur.

Under SFAS No. 142, goodwill is no longer subject to amortization. Rather, we evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and we then compare the “implied fair value” of the goodwill to its carrying amount to determine the impairment loss, if any. Annual goodwill impairment testing will be performed, at a minimum, during the fourth quarter of each fiscal year.

Accounting for income taxes

As part of the process of preparing our consolidated financial statements, we are required to estimate our income tax expense in each of the jurisdictions in which we operate. This process requires us to estimate our actual current tax exposure and assess temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.

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

Our accounting for income taxes also requires us to exercise judgment for issues relating to known matters under discussion with tax authorities and transactions yet to be settled. As a result, we maintain a tax liability for contingencies and regularly assess the adequacy of this tax liability. We record liabilities for known tax contingencies when, in our judgment, it is probable that a liability has been incurred. It is reasonably possible that actual amounts payable resulting from audits by tax authorities could be materially different from the liabilities we have recorded due to the complex nature of the tax legislation that affects us.

Results of Operations

The following table sets forth selected consolidated financial data for the periods indicated, expressed as a percentage of total revenues.

	Fiscal Year Ended April 30,
	2006	2005	2004
		As Restated	As Restated
Revenues:
License	38%	40%	38%
Service	62	60	62

Total revenues	100	100	100

Cost of revenues (2):
License	3	4	4
Service (1)	32	29	31
Acquisition-related expenses	—	—	1
Amortization of intangible assets	2	1	1
Impairment of prepaid software licenses	—	—	—

Total cost of revenues	37	34	37

Gross margin	63	66	63

Operating expenses (2):
Sales and marketing (1)	38	41	42
Research and development (1)	26	20	25
General and administrative (1)	10	10	12
Acquisition-related expenses	1	—	1
Amortization of intangible assets	2	2	2
Acquired in-process research and development	—	1	1
Restructuring charges	2	2	9

Total operating expenses	79	76	92

Loss from operations	(16)	(10)	(29)
Other income (expense):
Interest and other income, net	4	3	3
Loss from foreign currency translation	—	—	(1)
Gain on sale of investment	5	—	—

Loss before provision for income taxes	(7)	(7)	(27)
Provision for income taxes	—	1	1

Net loss	(7)%	(8)%	(28)%

(1)    Effective May 1, 2005, Agile adopted SFAS 123(R), “Share-Based Payments,” using the modified prospective transition method. Accordingly, for the year ended April 30, 2006, stock compensation was accounted under SFAS 123(R), while, for the years ended April 30, 2005 and prior, stock compensation was accounted for under APB 25, “Accounting for Stock Issued to Employees.” The amounts in the lines above include stock compensation as follows:

Cost of service revenue	—%	—%	1%
Sales and marketing	2	1	3
Research and development	—	—	1
General and administrative	1	—	3

Comparison of Fiscal Years Ended April 30, 2006, 2005 and 2004

Revenues

Total revenues increased by 13% from fiscal 2005 to fiscal 2006. This increase was primarily attributable to the full inclusion of Cimmetry’s fiscal 2006 operating results as a result of the acquisition, as well as the increase in our service revenue from North America.

Total revenues increased by 21% from fiscal 2004 to fiscal 2005. This increase was primarily attributable to increases in both license and service revenue from both existing and new customers in North America and, to a lesser extent, an increase in our revenue from Europe.

Our quarterly operating results have varied significantly in the past and are likely to vary significantly in the future. Our products have an unpredictable sales cycle. The timing of large orders, which can account for a significant percentage of our total license revenue, remains unpredictable as a result of the overall economic conditions and cautious capital spending by businesses. During fiscal 2006, 2005, and 2004, no one customer accounted for 10% or more of total revenues.

Our revenues by geographic region for fiscal 2006, 2005 and 2004 are as follows:

	Fiscal 2006	% Change	Fiscal 2005	% Change	Fiscal 2004
	(in thousands, except percentages)
North America	$94,186	17%	$80,380	33%	$60,327
Europe	31,392	7%	29,388	22%	24,167
Asia-Pacific	6,491	(10)%	7,219	(39)%	11,811

Total revenues	$132,069	13%	$116,987	21%	$96,305

During fiscal 2006, 2005, and 2004, revenues from customers located outside of North America were approximately 29%, 31% and 37% of total revenues, respectively. Revenues from customers located outside of North America were derived primarily from sales to customers in Europe and, to a lesser extent, the Asia-Pacific region. The slight increase in sales to customers located outside of North America during fiscal 2006 was primarily related to increases in both license and service revenue from Europe. The increase in sales to customers located outside of North America during fiscal 2005 was primarily related to our acquisition of Eigner, whose customer base was largely located in Europe, as well as the benefit derived from the strengthening of the Euro compared to the US dollar during fiscal 2005. Sales to customers located in Asia-Pacific decreased in fiscal 2005, and again slightly in fiscal 2006, primarily related to weak sales in Japan.

License Revenue

The following table sets forth a summary of our license revenue in absolute dollars and expressed as a percentage of total revenues for fiscal 2006, 2005 and 2004.

	Fiscal 2006	% Change	Fiscal 2005	% Change	Fiscal 2004
	(in thousands, except percentages)
License revenue	$50,057	8%	$46,406	28%	$36,293
As a percentage of total revenues	38%		40%		38%

The increase in license revenue in absolute dollars from fiscal 2005 to 2006 was primarily due to the full inclusion of Cimmetry’s fiscal 2006 operating results as a result of the acquisition. The decrease in license revenue as a percentage of total revenues during fiscal 2006 was due to a more significant increase in service revenue than in license revenue.

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

Service Revenue

The following table sets forth a summary of our service revenue in absolute dollars and expressed as a percentage of total revenues for fiscal 2006, 2005 and 2004.

	Fiscal 2006	% Change	Fiscal 2005	% Change	Fiscal 2004
	(in thousands, except percentages)
Professional Service	$30,048	11%	$26,999	26%	$21,481
Maintenance	51,964	19%	43,582	13%	38,531

Total service revenue	$82,012	16%	$70,581	18%	$60,012

As a percentage of total revenues	62%		60%		62%

Service revenue includes fees earned, and to a lesser extent reimbursable expenses incurred, in connection with consulting, software implementation and training services we provide to our customers, as well as fees from software maintenance agreements we offer. Service revenue inherently lags behind the related license revenue as the service engagements and maintenance (and the related revenue) commence after the initial license sale. As a result, the positive impact of increasing license revenue on service revenue tends to be delayed by one to two quarters. Additionally, as our maintenance revenue has a larger customer base than our license revenue, the percentage of increase in maintenance revenue (and thus service revenue) may be smaller than any percentage of increase in license revenue.

The increase in service revenue in absolute dollars from fiscal 2005 to 2006 was primarily due to the $8.4 million increase in maintenance revenue. Approximately half of the increase in maintenance revenue was due to the full inclusion of Cimmetry’s fiscal 2006 operating result, and the other half was primarily due to the increase in our North American maintenance revenue driven by new license revenue growth in fiscal 2006. Professional service revenue grew by $3.0 million in fiscal 2006 primarily due to the increase in professional service revenue in North America, driven by our growth in license revenue in the previous fiscal year. The increase in service revenue as a percentage of total revenues during fiscal 2006 was due to a more significant increase in service revenue than in license revenue.

The increase in service revenue in absolute dollars from fiscal 2004 to 2005 was primarily due to an $8.3 million increase in professional service and maintenance revenue in North America, driven by our growth in license revenue. The decrease in service revenue as a percentage of total revenues during fiscal 2005 was due to a more significant increase in license revenue than in service revenue.

Our maintenance revenue depends upon both our software license revenue and renewals of maintenance agreements by our existing customers. Our maintenance revenue has increased on a year-over-year basis in each of fiscal 2006, 2005 and 2004, as a result of both new licenses and a high maintenance renewal rate. We expect that service revenue will increase or decrease somewhat in relation to our license revenue.

Cost of Revenues

Cost of License Revenue

The following table sets forth a summary of our cost of license revenue in absolute dollars and expressed as a percentage of license revenues for fiscal 2006, 2005 and 2004.

	Fiscal 2006	% Change	Fiscal 2005	% Change	Fiscal 2004
	(in thousands, except percentages)
Cost of license revenue	$3,223	(26)%	$4,333	17%	$3,694
As a percentage of license revenue	6%		9%		10%

Our cost of license revenue includes license fees due to third parties for technology integrated into or sold with our products, and the cost of order fulfillment such as shipping and packaging.

The decrease in cost of license revenue in absolute dollars and as a percentage of revenue from fiscal 2005 to 2006 was primarily due to the acquisition of Cimmetry, which lowers the cost of embedded third-party software, as we had formerly licensed Cimmetry software to include in our products.

The increase in cost of license revenue in absolute dollars from fiscal 2004 to 2005 was primarily due to our overall increase in license revenue. With the introduction of Agile 9 in late fiscal 2004 and acquisition of Cimmetry in late fiscal 2005, cost of license revenue as a percentage of license revenue in fiscal 2005 decreased, as Agile 9 has relatively lower embedded third-party software costs.

For fiscal 2007, we expect cost of license revenue in absolute dollars to increase or decrease in direct relation to overall license revenue. Actual results, however, may fluctuate depending upon the amount of non-embedded third-party software sold in any particular period.

Cost of Service Revenue

The following table sets forth a summary of our cost of service revenue in absolute dollars and expressed as a percentage of service revenues for fiscal 2006, 2005 and 2004.

	Fiscal 2006	% Change	Fiscal 2005	% Change	Fiscal 2004
	(in thousands, except percentages)
			As Restated (1)		As Restated (1)

Cost of service revenue	$41,001	22%	$33,554	16%	$28,993
Stock compensation	597	—	558	—	736

Total cost of service revenue including stock compensation	$41,598	22%	$34,112	15%	$29,729

As a percentage of service revenue	51%		48%		50%

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements.

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

The increase in cost of service revenue in absolute dollars from fiscal 2005 to 2006 and fiscal 2004 to 2005 was primarily due to our overall increase in service revenue. As a percentage of service revenue, cost of service revenue increased in fiscal 2006, compared to the prior period, due to increased investments in our customer support organization related to the release of Agile 9, investments in our maintenance renewal team and, to a lesser extent, a decrease in our European professional services margin.

As of May 1, 2005, Agile adopted SFAS 123(R), “Share-Based Payments,” using the modified prospective transition method. Accordingly, for the year ended April 30, 2006, stock compensation was accounted under SFAS 123(R), while, for the years ended April 30, 2005 and prior, stock compensation was accounted for under APB 25, “Accounting for Stock Issued to Employees.”

Impairment of Prepaid Software Licenses

Cost of revenues for fiscal 2004 includes charges of $471,000, for the impairment of non-refundable prepaid software licenses fees. We determined that the carrying value of these prepaid software licenses exceeded their net realizable value as a result of our decision to discontinue selling some of our products in which such third party licensed software was embedded.

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

As a result of our prior period restructuring efforts, as discussed further under “Restructuring Charges” below, we have realized significant costs savings to our operating expenses, especially during fiscal 2005 and 2004. For the restructuring efforts in fiscal 2006, we expect to realize the full impact of such cost savings in future fiscal periods as the restructuring was done late in fiscal 2006. During fiscal 2005 and 2004, our aggregate facilities and depreciation expenses decreased $1.3 million and $3.2 million, respectively, when compared to our facilities and depreciation expenses during the respective prior periods. Significant portions of these costs savings, therefore, are reflected in the sales and marketing, research and development and general and administrative operating expenses through decreased facilities and depreciation expenses.

Sales and Marketing

The following table sets forth a summary of our sales and marketing expenses in absolute dollars and expressed as a percentage of total revenues for fiscal 2006, 2005 and 2004.

	Fiscal 2006	% Change	Fiscal 2005	% Change	Fiscal 2004
	(in thousands, except percentages)
			As Restated (1)		As Restated (1)
Sales and marketing	$48,200	4%	$46,144	20%	$38,302
Stock compensation	2,233	—	1,439	—	2,565

Total sales and marketing including stock compensation	$50,433	6%	$47,583	16%	$40,867

As a percentage of total revenues	38%		41%		42%

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements.

In addition to the common recurring expenditures mentioned above, our sales and marketing expenses include expenditures specific to the sales group, such as sales related commissions, and expenditures specific to the marketing group, such as public relations and advertising, trade shows, marketing collateral and materials, and customer user group meetings, net of fees assessed for attendance.

The increase in sales and marketing in absolute dollars from fiscal 2005 to 2006 and from fiscal 2004 to 2005 was primarily related to increased personnel-related costs, due primarily to sales incentive compensation associated with higher revenues. As a percentage of total revenues, sales and marketing expenses decreased in fiscal 2006, compared to the prior period, due to a different mix of products, with a lower average commission rate, being sold during fiscal 2006.

As of May 1, 2005, Agile adopted SFAS 123(R), “Share-Based Payments,” using the modified prospective transition method. Accordingly, for the year ended April 30, 2006, stock compensation was accounted under SFAS 123(R), while, for the years ended April 30, 2005 and prior, stock compensation was accounted for under APB 25, “Accounting for Stock Issued to Employees.”

The decrease in stock compensation from fiscal 2004 to 2005 was primarily due to lower amortization associated with options granted in prior periods and fewer options granted to our employees with an exercise price below fair market value. We amortize stock compensation expense using the accelerated method as described in FIN 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option Award Plans” (“FIN 28”).

Research and Development

The following table sets forth a summary of our research and development expenses in absolute dollars and expressed as a percentage of total revenues for fiscal 2006, 2005 and 2004.

	Fiscal 2006	% Change	Fiscal 2005	% Change	Fiscal 2004
	(in thousands, except percentages)
			As Restated (1)		As Restated (1)
Research and development	$34,131	43%	$23,884	3%	$23,147
Stock compensation	508	—	(36)	—	1,248

Total R&D including stock compensation	$34,639	45%	$23,848	(2)%	$24,395

As a percentage of total revenues	26%		20%		25%

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements.

In addition to the common recurring expenditures mentioned above, our research and development expenses consist of costs associated with the development of new products, enhancements to existing products, and quality assurance procedures. These costs primarily consist of employee salaries, benefits, consulting costs and the cost of software development tools and equipment.

The increase in research and development expenses in absolute dollars and as a percentage of revenue from fiscal 2005 to 2006, was primarily related to (a) $4.5 million in increased outside consulting fees related to work being performed on the next releases of our products, primarily our Agile 9 suite of products, and (b) $3.8 million in increased compensation and benefits, primarily resulting from the full inclusion of the Cimmetry workforce in fiscal 2006 as a result of the acquisition.

The increase in research and development expenses in absolute dollars from fiscal 2004 to 2005 was primarily due to the addition of Cimmetry’s research and development activities. As a percentage of revenue, research and development expenses decreased due to a more significant increase in total revenues compared to research and development expenses.

As of May 1, 2005, Agile adopted SFAS 123(R), “Share-Based Payments,” using the modified prospective transition method. Accordingly, for the year ended April 30, 2006, stock compensation was accounted under SFAS 123(R), while, for the years ended April 30, 2005 and prior, stock compensation was accounted for under APB 25, “Accounting for Stock Issued to Employees.”

The decrease in stock compensation from fiscal 2004 to 2005 was primarily due to lower amortization associated with options granted in prior periods and fewer options granted to our employees with an exercise price below fair market value. We amortize the stock compensation using the accelerated method as described in FIN 28. Additionally, we recovered previously recognized stock compensation expenses for unexercised options forfeited by terminated employees.

General and Administrative

The following table sets forth a summary of our general and administrative expenses in absolute dollars and expressed as a percentage of total revenues for fiscal 2006, 2005, and 2004.

	Fiscal 2006	% Change	Fiscal 2005	% Change	Fiscal 2004
	(in thousands, except percentages)
			As Restated (1)		As Restated (1)
General and administrative	$12,119	5%	$11,556	29%	$8,954
Stock compensation	1,006	—	171	—	2,575

Total G&A including stock compensation	$13,125	12%	$11,727	2%	$11,529

As a percentage of total revenues	10%		10%		12%

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements.

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

The slight increase in general and administrative expenses in absolute dollars from fiscal 2005 to 2006 was primarily due to the full inclusion of Cimmetry in fiscal 2006 as a result of the acquisition.

The increase in general and administrative expenses in absolute dollars from fiscal 2004 to 2005 was due to increased audit fees, personnel costs and outside consultant fees of $1.3 million to comply with increased regulatory requirements, including the regulations implemented in response to the Sarbanes-Oxley Act of 2002. In addition, we incurred general and administrative expenses of $1.0 million in fiscal 2005 as a result of including a full twelve months of operations for Eigner, compared to less than nine months during fiscal 2004, and almost three months of operations for Cimmetry.

As of May 1, 2005, Agile adopted SFAS 123(R), “Share-Based Payments,” using the modified prospective transition method. Accordingly, for the year ended April 30, 2006, stock compensation was accounted under SFAS 123(R), while, for the years ended April 30, 2005 and prior, stock compensation was accounted for under APB 25, “Accounting for Stock Issued to Employees.”

The decrease in stock compensation expense from fiscal 2004 to 2005 was primarily due to lower amortization associated with options granted in prior periods and fewer options granted to our employees with an exercise price below fair market value. We amortize stock compensation expense using the accelerated method as described in FIN 28.

Acquisition-Related Expenses

The following table sets forth a summary of our acquisition-related expenses in absolute dollars and expressed as a percentage of total revenues for fiscal 2006, 2005 and 2004.

	Fiscal 2006	% Change	Fiscal 2005	% Change	Fiscal 2004
	(in thousands, except percentages)
Acquisition-related expenses
Cost of revenues	$—	—	$—	(100)%	$595
Operating expenses	745	100%	—	(100)%	1,091

Total acquisition-related expenses	$745	100%	$—	—	$1,686

As a percentage of total revenues	—		—		2%

In the fourth quarter of fiscal 2006, we terminated our plan to acquire a target company and recorded $745,000 of previously capitalized costs related to that acquisition.

In connection with our acquisition of Eigner in fiscal 2004, we agreed to pay $1.7 million in retention bonuses to certain persons who were employees of Eigner at the date of the acquisition and who remained employees of Agile for six months following the acquisition. The retention bonuses were recorded as acquisition-related compensation expense in the consolidated statements of operations.

Amortization of Intangible Assets

The following table sets forth a summary of our amortization of intangible assets in absolute dollars and expressed as a percentage of total revenues for fiscal 2006, 2005 and 2004.

	Fiscal 2006	% Change	Fiscal 2005	% Change	Fiscal 2004
	(in thousands, except percentages)
Amortization of intangible assets:
Cost of revenues	$2,901	133%	$1,245	76%	$709
Operating expenses	2,482	21%	2,055	(2)%	2,092

Total amortization of intangible assets	$5,383	63%	$3,300	18%	$2,801

As a percentage of total revenues	4%		3%		3%

We have made selective acquisitions of assets and businesses, including certain intangible assets. Intangible assets consist of developed technologies, customer relationships, trademark and non-compete agreements acquired as part of our acquisitions described above. Intangible assets are subject to amortization and have original estimated weighted-average useful lives ranging from one to five years. No significant residual value is estimated for the intangible assets.

The components of acquired identifiable intangible assets are as follows (in thousands):

	As of April 30, 2006			As of April 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Developed technologies	$9,200	$(4,866)	$4,334	$9,200	$(1,965)	$7,235
Customer relationships	6,882	(5,094)	1,788	7,182	(2,892)	4,290
Trademark	1,200	(300)	900	1,200	(60)	1,140
Non-compete agreements	1,280	(1,250)	30	1,280	(1,210)	70

	$18,562	$(11,510)	$7,052	$18,862	$(6,127)	$12,735

As of April 30, 2006, the estimated future amortization expense of acquired intangible assets is as follows (in thousands):

Fiscal Years:
2007	$4,037
2008	2,595
2009	240
2010	180

$7,052

We may continue purchasing assets or businesses to accelerate industry or geographic expansion, or increase the features and functions of our products available to our customers. For example, we acquired Prodika in June 2006. These purchase transactions may result in the creation of additional intangible assets that leads to a corresponding increase in our amortization expense in future periods. Our future operating performance will be impacted by the future amortization of intangible assets.

Acquired In-Process Research and Development

The following table sets forth a summary of our acquired in-process research and development in absolute dollars and expressed as a percentage of total revenues for fiscal 2006, 2005 and 2004.

	Fiscal 2006	% Change	Fiscal 2005	% Change	Fiscal 2004
	(in thousands, except percentages)
Acquired in-process research and development	$—	(100)%	$1,700	240%	$500
As a percentage of total revenues	—		1%		1%

In connection with various acquisitions we made during fiscal 2005 and 2004, we allocated a portion of the purchase price to acquired in-process research and development (“IPR&D”). Specifically, we recorded $1.7 million and $500,000 of IPR&D related to our acquisition of Cimmetry and Eigner, respectively. The amounts allocated to the acquired IPR&D were immediately expensed in the period each acquisition was completed because the projects associated with the acquired IPR&D efforts had not yet reached technological feasibility and no future alternative uses existed for the technology. In calculating the value of the acquired IPR&D, we, with the assistance of an independent appraiser, used established valuation techniques accepted in the technology and software industries. This calculation gave consideration to relevant market size and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles, and the estimated lives of each of the products derived from the underlying technology. The value of the acquired IPR&D reflects the relative value and contribution of the acquired research and development. Consideration was given to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project in determining the value assigned to the acquired IPR&D. The projects have been subsequently completed within our estimates.

Restructuring Charges

The following table sets forth a summary of our restructuring charges in absolute dollars and expressed as a percentage of total revenues for fiscal 2006, 2005 and 2004.

	Fiscal 2006	% Change	Fiscal 2005	% Change	Fiscal 2004
	(in thousands, except percentages)
Restructuring charges	$2,386	12%	$2,132	(76)%	$8,730
As a percentage of total revenues	2%		2%		9%

Please see the discussion under “Business Overview—Restructurings” under this Item 7 above, and in Note 9—Restructuring Charges of our consolidated financial statements, for further information relating to our restructurings.

Interest and Other Income (Expense), Net

The following table sets forth a summary of our interest and other income, net, in absolute dollars and expressed as a percentage of total revenues for fiscal 2006, 2005 and 2004.

	Fiscal 2006	% Change	Fiscal 2005	% Change	Fiscal 2004
	(in thousands, except percentages)
Interest and other income, net	$5,428	33%	$4,068	32%	$3,093
As a percentage of total revenues	4%		4%		3%

Interest and other income, net, consists of interest earned on cash, cash equivalents, and investments, as well as other miscellaneous non-operating transactions.

The increase in interest and other income, net from fiscal 2005 to 2006 and from fiscal 2004 to 2005, was due principally to higher interest rates, partially offset by lower average cash and investment balances principally due to the purchase price paid for the acquisition of Cimmetry in the fourth quarter of fiscal 2005.

For fiscal 2007, we expect interest and other income, net in absolute dollars to slightly increase compared to our results for fiscal 2006, as we expect the average interest rate to be higher.

Loss from Foreign Currency Translation

The following table sets forth a summary of our loss from foreign currency translation in absolute dollars and expressed as a percentage of total revenues for fiscal 2006, 2005 and 2004.

	Fiscal 2006	% Change	Fiscal 2005	% Change	Fiscal 2004
	(in thousands, except percentages)
(Gain) loss from foreign currency translation	$—	—	$—	(100)%	$639
As a percentage of total revenues	—		—		1%

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

Gain on Sale of Investment

The following table sets forth a summary of our gain on sale of investment in absolute dollars and expressed as a percentage of total revenues for fiscal 2006, 2005 and 2004.

	Fiscal 2006	% Change	Fiscal 2005	% Change	Fiscal 2004
	(in thousands, except percentages)
Gain on sale of investment	$6,389	100%	$—	—	$—
As a percentage of total revenues	5%		—		—

In the fourth quarter of fiscal 2006, we sold our minority stake in a company and recorded a related gain of $6.4 million.

Provision for Income Taxes

The following table sets forth a summary of our provision for income taxes in absolute dollars for fiscal 2006, 2005 and 2004.

	Fiscal 2006	% Change	Fiscal 2005	% Change	Fiscal 2004
			As Restated (1)		As Restated (1)
	(in thousands, except percentages)
Provision for income taxes	$742	4%	$714	(45)%	$1,294
Effective income tax rates	(10)%		(9)%		(5)%

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements.

The Company has incurred overall net losses in all fiscal years presented. Our provision for income taxes primarily reflects actual taxes associated with our international operations and deferred tax liabilities related to purchase price accounting allocations. As a result, our effective income tax rates have fluctuated and have not correlated to our operating income or loss. Other than the provision for foreign taxes and the deferred tax liability, no provision for income taxes has been recorded since our inception because we have incurred net losses in all periods. We have recorded a valuation allowance for the full amount of our net deferred tax assets, including our net operating loss carryforwards and tax credits, as sufficient uncertainty exists regarding our ability to realize the deferred tax asset balance.

Liquidity and Capital Resources

Overview

Our principal source of liquidity consists of cash, cash equivalents and investments, as follows (in thousands):

	As of April 30,
	2006	2005
Cash and cash equivalents	$126,749	$81,760
Short-term and long-term investments	76,550	116,620

	$203,299	$198,380

Our cash, cash equivalents, and investments are placed with high credit quality financial institutions, commercial companies and government agencies in order to limit the amount of credit exposure. Our liquidity could be negatively impacted by a decrease in demand for our products, which are subject to rapid technological changes, or a reduction of capital expenditures by our customers as a result of a downturn in the global economy, among other factors. As of April 30, 2006 and 2005, our working capital was $151.3 million and $155.4 million, respectively, and our days sales outstanding (“DSO”) was 73 days and 77 days, respectively.

Cash Flows

In summary, our cash flows were as follows (in thousands):

	Fiscal Year Ended April 30,
	2006	2005	2004
		As Restated (1)
Net cash provided by (used in) operating activities	$(1,573)	$2,543	$(14,929)
Net cash provided by (used in) investing activities	43,448	26,874	(5,660)
Net cash provided by financing activities	3,483	6,606	9,239

(1)	See Note 2, “Restatement of Consolidated Financial Statements,” of the Notes to the Consolidated Financial Statements.

Cash used in operating activities during fiscal 2006 primarily consists of our net loss for the period of $8.4 million, realized gain on sale of investments in the fourth quarter of fiscal 2006 of $6.4 million and shares withheld in payment of employee tax withholding (see Note 12—Employee Benefit Plans of our consolidated financial statements) of $2.7 million, offset by non-cash items of $14.2 million (primarily depreciation and amortization and stock compensation). Cash provided by operating activities during fiscal 2005 consists of our net loss for the period of $8.4 million and a net decrease of $1.8 million in other operating assets and liabilities, offset by non-cash items of $12.7 million (primarily depreciation and amortization). Cash used in operating activities during fiscal 2004 was primarily due to our net loss for the period of $26.9 million, offset by non-cash items of $19.4 million, and a net decrease of $7.3 million in working capital.

Cash provided by investing activities during fiscal 2006 resulted principally from $47.0 million of net maturities of short-term and long-term investments, offset by $3.5 million of purchases of property and equipment. Cash provided by investing activities during fiscal 2005 resulted from $75.7 million of net maturities of short-term and long-term investments, offset by $44.8 million cash paid in business combinations and $4.0 million of purchases of property and equipment. Cash used in investing activities during fiscal 2004 resulted from $8.4 million of purchases of property and equipment, primarily related to the build-out of our corporate headquarters in San Jose, California, and $3.1 million of net cash paid in business combinations, offset by $5.8 million of net maturities of short-term and long-term investments.

Cash provided by financing activities in fiscal 2006, 2005 and 2004 was primarily due to the issuance of common stock associated with the exercise of stock options and our employee stock purchase plan totaling $3.5 million, $6.6 million and $9.9 million, respectively. During fiscal 2004, cash provided from financing activities was offset slightly by the settlement of certain capital lease obligations acquired totaling $718,000. We expect cash provided by financing activities to decrease in future periods as we continue to grant fewer stock options at lower average exercise prices to our employees.

We anticipate that our operating expenses will constitute a material use of our cash resources over the next fiscal year, partially offset by anticipated collections of accounts receivable. We may also utilize cash resources to fund acquisitions of investments in complementary businesses, technologies or product lines. For example, in June 2006, we acquired Prodika, Inc. for $15.0 million in cash and earnout payments of up to an additional $12.5 million. In addition, we will withhold shares to cover the minimum potential statutory withholding requirements on each of the vesting date of our option exchange (during the quarter ending October 31, 2006) and annual performance grants (during the quarter ending April 30, 2007), and pay cash to the tax authorities for such requirements. We believe that our existing cash, cash equivalents and investments, together with our anticipated cash flows from operations, will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next twelve months.

Selected Unaudited Quarterly Consolidated Financial Data

The following tables set forth a summary of our unaudited consolidated balance sheets and consolidated statements of cash flows for each of the first three quarters of our fiscal years ended April 30, 2006 and April 30, 2005 and our unaudited consolidated statements of operation for the first three quarters of our fiscal year ended April 30, 2005. The information has been derived from our unaudited consolidated financial statements that, in management’s opinion, have been prepared on a basis consistent with the audited consolidated financial statements contained elsewhere in this Form 10K, and include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information when read in conjunction with our audited consolidated financial statements and notes thereto. The operating results for any quarter are not necessarily indicative of results to be expected for any future period.

This selected quarterly information has been restated for all quarters presented from previously reported information filed on Form 10-Q, as a result of the restatements of our stock compensation expense and our consolidated statements of cash flows discussed in this Form 10-K.

UNAUDITED CONSOLIDATED BALANCE SHEETS
(In thousands)

	January 31, 2006			October 31, 2005			July 31, 2005
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$102,078	$—	$102,078	$96,675	$—	$96,675	$77,356	$—	$77,356
Short-term investments	84,216	—	84,216	86,023	—	86,023	99,106	—	99,106
Accounts receivable, net of allowance for doubtful accounts of	22,836	—	22,836	20,472	—	20,472	27,024	—	27,024
Other current assets	4,784	—	4,784	4,241	—	4,241	5,327	—	5,327

Total current assets	213,914	—	213,914	207,411	—	207,411	208,813	—	208,813
Long-term investments	14,101	—	14,101	17,945	—	17,945	21,921	—	21,921
Property and equipment, net	9,112	—	9,112	9,770	—	9,770	10,087	—	10,087
Intangible assets, net	8,404	—	8,404	9,756	—	9,756	11,108	—	11,108
Other assets	1,038	—	1,038	1,026	—	1,026	1,056	—	1,056
Goodwill	66,713	—	66,713	66,716	—	66,716	66,769	—	66,769

Total assets	$313,282	$—	$313,282	$312,624	$—	$312,624	$319,754	$—	$319,754

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,551	$—	$7,551	$6,798	$—	$6,798	$7,661	$—	$7,661
Accrued expenses and other current liabilities	18,115	—	18,115	16,886	—	16,886	17,208	—	17,208
Accrued restructuring, current	2,327	—	2,327	765	—	765	1,075	—	1,075
Deferred revenue	26,483	—	26,483	23,199	—	23,199	26,757	—	26,757

Total current liabilities	54,476	—	54,476	47,648	—	47,648	52,701	—	52,701
Accrued restructuring, non-current	321	—	321	432	—	432	537	—	537
Deferred revenue, non-current	1,036	—	1,036	1,255	—	1,255	—	—	—
Other non-current liabilities	4,820	—	4,820	4,990	—	4,990	6,823	—	6,823

Total liabilities	60,653	—	60,653	54,325	—	54,325	60,061	—	60,061

Commitments and contingencies
Stockholders’ equity:
Common Stock	57	—	57	55	—	55	54	—	54
Additional paid-in capital	555,609	69,635	625,244	554,488	69,635	624,123	552,143	69,635	621,778
Notes receivable from stockholders	(77)	—	(77)	(77)	—	(77)	(77)	—	(77)
Unearned stock compensation	—	—	—	—	—	—	—	—	—
Accumulated other comprehensive loss	220	—	220	178	—	178	(82)	—	(82)
Accumulated deficit	(303,180)	(69,635)	(372,815)	(296,345)	(69,635)	(365,980)	(292,345)	(69,635)	(361,980)

Total stockholders’ equity	252,629	—	252,629	258,299	—	258,299	259,693	—	259,693

Total liabilities and stockholders’ equity	$313,282	$—	$313,282	$312,624	$—	$312,624	$319,754	$—	$319,754

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended January 31, 2006			Six Months Ended October 31, 2005			Three Months Ended July 31, 2005
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(11,460)	$—	$(11,460)	$(7,320)	$—	$(7,320)	$(3,320)	$—	$(3,320)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	16	—	16	16	—	16	16	—	16
Depreciation and amortization	7,239	—	7,239	4,797	—	4,797	2,441	—	2,441
Stock compensation	2,707	—	2,707	1,771	—	1,771	764	—	764
Non-cash portion of restructuring and other charges	265	—	265	—	—	—	—	—	—
Shares withheld in payment of employee tax withholding	(2,695)	—	(2,695)	—	—	—	—	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,663	266	3,929	5,935	218	6,153	(597)	188	(409)
Other assets, current and non-current	357	3	360	889	12	901	(207)	7	(200)
Accounts payable	(691)	28	(663)	(1,341)	(50)	(1,391)	(489)	14	(475)
Accrued expenses and other liabilities, current and non-current	412	658	1,070	(528)	(565)	(1,093)	28	(2)	26
Deferred revenue	935	84	1,019	(1,952)	18	(1,934)	1,797	(36)	1,761

Net cash provided by (used in) operating activities	748	1,039	1,787	2,267	(367)	1,900	433	171	604

Cash flows from investing activities:
Purchases of investments	(32,123)	—	(32,123)	(21,951)	—	(21,951)	(15,436)	—	(15,436)
Proceeds from maturities and sales of investments	51,987	—	51,987	36,026	—	36,026	12,097	—	12,097
Cash paid in business combinations, net of cash acquired	245	(245)	—	242	(242)	—	189	(189)	—
Acquisition of property and equipment	(2,394)	3	(2,391)	(1,950)	17	(1,933)	(1,227)	1	(1,226)

Net cash provided by (used in) investing activities	17,715	(242)	17,473	12,367	(225)	12,142	(4,377)	(188)	(4,565)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of repurchases	1,582	—	1,582	1,397	—	1,397	57	—	57

Net cash provided by financing activities	1,582	—	1,582	1,397	—	1,397	57	—	57

Effect of exchange rate changes on cash	273	(797)	(524)	(1,116)	592	(524)	(517)	17	(500)

Net increase in cash and cash equivalents	20,318	—	20,318	14,915	—	14,915	(4,404)	—	(4,404)
Cash and cash equivalents at beginning of period	81,760	—	81,760	81,760	—	81,760	81,760	—	81,760

Cash and cash equivalents at end of period	$102,078	$—	$102,078	$96,675	$—	$96,675	$77,356	$—	$77,356

UNAUDITED CONSOLIDATED BALANCE SHEETS (In thousands)

	January 31, 2005			October 31, 2004			July 31, 2004
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
ASSETS
Current assets:
Cash and cash equivalents	$90,321	$—	$90,321	$139,103	$—	$139,103	$119,972	$—	$119,972
Short-term investments	106,755	—	106,755	52,710	—	52,710	54,714	—	54,714
Accounts receivable, net of allowance for doubtful accounts	23,146	—	23,146	20,708	—	20,708	21,213	—	21,213
Other current assets	7,173	—	7,173	5,871	—	5,871	5,728	—	5,728

Total current assets	227,395	—	227,395	218,392	—	218,392	201,627	—	201,627
Long-term investments	44,264	—	44,264	43,992	—	43,992	61,058	—	61,058
Property and equipment, net	8,734	—	8,734	8,807	—	8,807	8,519	—	8,519
Intangible assets, net	1,255	—	1,255	35,485	—	35,485	34,990	—	34,990
Other assets	3,520	—	3,520	4,055	—	4,055	4,621	—	4,621
Goodwill	35,485	—	35,485	1,337	—	1,337	1,994	—	1,994

Total assets	$320,653	$—	$320,653	$312,068	$—	$312,068	$312,809	$—	$312,809

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,304	$—	$6,304	$7,165	$—	$7,165	$6,113	$—	$6,113
Accrued expenses and other current liabilities	18,358	—	18,358	16,778	—	16,778	21,106	—	21,106
Accrued restructuring, current	3,209	—	3,209	4,187	—	4,187	—	—	—
Deferred revenue	21,942	—	21,942	17,382	—	17,382	20,022	—	20,022

Total current liabilities	49,813	—	49,813	45,512	—	45,512	47,241	—	47,241

Accrued restructuring, non-current	714	—	714	913	—	913	1,336	—	1,336
Other non-current liabilities	6,569	—	6,569	5,167	—	5,167	5,330	—	5,330

Total liabilities	57,096	—	57,096	51,592	—	51,592	53,907	—	53,907

Commitments and contingencies
Stockholders’ equity:
Common Stock	53	—	53	53	—	53	52	—	52
Additional paid-in capital	550,515	79,205	629,720	547,068	79,223	626,291	545,528	79,413	624,941
Notes receivable from stockholders	(77)	—	(77)	(77)	—	(77)	(79)	—	(79)
Unearned stock compensation	(769)	(9,969)	(10,738)	(564)	(10,227)	(10,791)	(770)	(10,636)	(11,406)
Accumulated other comprehensive loss	(1,529)	—	(1,529)	(1,078)	—	(1,078)	(995)	—	(995)
Accumulated deficit	(284,636)	(69,236)	(353,872)	(284,926)	(68,996)	(353,922)	(284,834)	(68,777)	(353,611)

Total stockholders’ equity	263,557	—	263,557	260,476	—	260,476	258,902	—	258,902

Total liabilities and stockholders’ equity	$320,653	$—	$320,653	$312,068	$—	$312,068	$312,809	$—	$312,809

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended January 31, 2005			Three Months Ended October 31, 2004			Three Months Ended July 31, 2004
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Revenues:
License	$12,455	$—	$12,455	$11,206	$—	$11,206	$10,314	$—	$10,314
Service	17,825	—	17,825	17,011	—	17,011	16,167	—	16,167

Total revenues	30,280	—	30,280	28,217	—	28,217	26,481	—	$26,481

Cost of revenues:
License	1,243	—	1,243	1,164	—	1,164	1,077	—	1,077
Service (1)	8,460	58	8,518	8,013	101	8,114	7,569	119	7,688
Acquisition-related expenses	—	—	—	—	—	—	—	—	—
Amortization of intangible assets	178	—	178	177	—	177	178	—	178

Total cost of revenues	9,881	58	9,939	9,354	101	9,455	8,824	119	8,943

Gross margin	20,399	(58)	20,341	18,863	(101)	18,762	17,657	(119)	17,538

Operating expenses:
Sales and marketing (1)	12,043	144	12,187	11,122	176	11,298	10,336	410	10,746
Research and development (1)	5,651	16	5,667	5,515	(110)	5,405	5,330	(52)	5,278
General and administrative (1)	2,942	21	2,963	2,744	52	2,796	2,733	(136)	2,597
Acquisition-related expenses	—	—	—	—	—	—	—	—	—
Amortization of intangible assets	357	—	357	390	—	390	656	—	656
Restructuring charges	—	—	—	—	—	—	2,132	—	2,132

Total operating expenses	20,993	181	21,174	19,771	118	19,889	21,187	222	21,409

Loss from operations	(594)	(239)	(833)	(908)	(219)	(1,127)	(3,530)	(341)	(3,871)
Interest and other income, net	1,169	—	1,169	1,078	—	1,078	800	—	800

Loss before provision for income taxes	575	(239)	336	170	(219)	(49)	(2,730)	(341)	(3,071)
Provision for income taxes	285	—	285	262	—	262	273	—	273

Net loss	$290	$(239)	$51	$(92)	$(219)	$(311)	$(3,003)	$(341)	(3,344)

Net loss per share:
Basic and diluted	$0.01		$0.00	$(0.00)		$(0.01)	$(0.06)		$(0.06)

Weighted average shares
Basic	53,058		53,058	52,677		52,677	52,442		52,442
Diluted	54,840		54,840	52,677		52,677	52,442		52,442

(1) The amounts in the lines above include stock compensation as follows:
Cost of service revenue	$36	$58	$94	$53	$101	$154	$90	$119	$209
Sales and marketing	87	144	231	85	176	261	159	410	569
Research and development	2	16	18	8	(110)	(102)	15	(52)	(37)
General and administrative	34	21	55	51	52	103	72	(136)	(64)

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended January 31, 2005			Six Months Ended October 31, 2004			Three Months Ended July 31, 2004
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(2,805)	$(799)	$(3,604)	$(3,095)	$(560)	$(3,655)	$(3,003)	$(341)	$(3,344)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	413	—	413	175	—	175	100	—	100
Depreciation and amortization	5,684	157	5,841	4,005	—	4,005	2,171	—	2,171
Stock compensation	692	799	1,491	533	560	1,093	336	341	677
Non-cash portion of restructuring and other charges	39	—	39	39	—	39	39	—	39
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,164)	36	(3,128)	(571)	(4)	(575)	(1,194)	4	(1,190)
Other assets, current and non-current	(1,209)	(24)	(1,233)	117	(3)	114	(315)	4	(311)
Accounts payable	1,254	72	1,326	2,213	55	2,268	1,270	13	1,283
Accrued expenses and other liabilities, current and non-current	(2,679)	545	(2,134)	(2,527)	528	(1,999)	(1,200)	333	(867)
Deferred revenue	3,020	(93)	2,927	(2,942)	8	(2,934)	(221)	12	(209)

Net cash provided by operating activities	1,245	693	1,938	(2,053)	584	(1,469)	(2,017)	366	(1,651)

Cash flows from investing activities:
Purchases of investments	(92,071)	—	(92,071)	(68,957)	1	(68,956)	(47,085)	1	(47,084)
Proceeds from maturities and sales of investments	133,350	—	133,350	121,350	—	121,350	57,225	—	57,225
Cash paid in business combinations, net of cash acquired	(761)	—	(761)	(788)	—	(788)	(266)	—	(266)
Acquisition of property and equipment	(3,188)	20	(3,168)	(2,167)	2	(2,165)	(812)	10	(802)

Net cash provided by investing activities	37,330	20	37,350	49,438	3	49,441	9,062	11	9,073

Cash flows from financing activities:
Proceeds from issuance of common stock, net of repurchases	5,265	—	5,265	2,183	—	2,183	632	—	632
Repayment of notes receivable from stockholders	6	—	6	6	—	6	4	(1)	3

Net cash provided by financing activities	5,271	—	5,271	2,189	—	2,189	636	(1)	635

Effect of exchange rate changes on cash	1,138	(713)	425	567	(587)	(20)	326	(376)	(50)

Net increase in cash and cash equivalents	44,984	—	44,984	50,141	—	50,141	8,007	—	8,007
Cash and cash equivalents at beginning of period	45,337	—	45,337	45,337	—	45,337	45,337	—	45,337

Cash and cash equivalents at end of period	$90,321	$—	$90,321	$95,478	$—	$95,478	$53,344	$—	$53,344

Supplementary disclosure of cash flows information
Cash paid during the period for taxes	$368	$—	$368	$199	$—	$199	$173	$—	$173

For each of the first three quarters in our fiscal year ended April 30, 2006, the total cumulative adjustments on our consolidated balance sheets resulting from our restatement of stock compensation expense, although netting to zero in each quarter, are to increase additional paid-in capital, and increase our accumulated deficit, by $69.6 million.

For each of the first three quarters in our fiscal year ended April 30, 2006, the impact of the adjustments on our consolidated statement of cash flows resulting from our related restatement, although netting to zero, is as follows: (a) for the quarter ended July 31, 2005, cash flows from operating activities increased $171,000, principally as a result of an increase in cash from accounts receivable, and cash flows from financing activities increased by $17,000, offset by a $188,000 decrease in cash flows from investing activities, principally as a result of a decrease in cash paid in business combinations; (b) for the quarter ended October 31, 2005, cash flows from operating activities decreased $367,000, principally as a result of a decease in accrued expenses and other liabilities, and cash flows from investing activities decreased by $225,000, principally as a result of a decrease in cash paid in business combinations, offset by a $592,000 increase in cash flows from financing activities, all of which is as a result of an increase in the effect of exchange rate changes on cash; and (c) for the quarter ended January 31, 2006, cash flows from operating activities increased $1,039,000, principally as result of an increase in cash from accounts receivable and an increase in accrued expenses and other liabilities, offset by a $242,000 decrease in cash flows from investing activities, principally as a result of a decrease in cash paid in business combinations, and a $797,000 decrease in cash flows from financing activities, all of which is as a result of an increase in the effect of exchange rates on cash.

For each of the first three quarters in our fiscal year ended April 30, 2005, the impact of the adjustments on our consolidated balance sheet resulting from our restatement of stock compensation expense, although netting to zero in each quarter, is as follows: (a) for the quarter ended July 31, 2004, an increase of $79.4 million to additional paid-in capital, offset by an increase to our accumulated deficit of $68.8 million and an increase to our unearned stock compensation of $10.6 million; (b) for the quarter ended October 31, 2004, an increase of $79.2 million to additional paid-in capital, offset by an increase to our accumulated deficit of $69.0 million and an increase to our unearned stock compensation of $10.2 million; and (c) for the quarter ended January 31, 2005, an increase of $79.2 million to additional paid-in capital, offset by an increase to our accumulated deficit of $69.2 and an increase of $10.0 million to our unearned stock compensation expense.

For each of the first three quarters in our fiscal year ended April 30, 2005, the impact on our consolidated statement of operations of the adjustments resulting from our restatement of stock compensation expense is as follows: (a) in the quarter ended July 31, 2004, an aggregate net increase of $341,000 to the $336,000 in stock compensation expense previously reported; (b) in the quarter ended October 31, 2004, an aggregate net increase of $219,000 to the $197,000 in stock compensation expense previously reported; and (c) in the quarter ended January 31, 2005, an aggregate net increase of $239,000 to the $159,000 in stock compensation expense previously reported.

For each of the first three quarters in our fiscal year ended April 30, 2005, the impact of the adjustments on our consolidated statement of cash flows resulting from our related restatement, although netting to zero, is as follows: (a) for the quarter ended July 31, 2004, cash flows from operating activities increased $366,000, principally as a result of an increase in accrued expenses and other liabilities, and cash flows from financing activities increased by $11,000, offset by a $376,000 decrease in cash flows from investing activities, principally as a result of a decrease in the effect of exchange rate changes on cash; (b) for the quarter ended October 31, 2004, cash flows from operating activities increased $584,000, principally as a result of an increase in accrued expenses and other liabilities, and cash flows from investing activities increased by $3,000, offset by a $587,000 decrease in cash flows from financing activities, all of which is as a result of a decrease in the effect of exchange rate changes on cash; and (c) for the quarter ended January 31, 2005, cash flows from operating activities increased $693,000, principally as result of an increase in accrued expenses and other liabilities, and cash flows from investing activities increased by $20,000, offset by a $713,000 decrease in cash flows from financing activities, all of which is as a result of a decrease in the effect of exchange rates on cash.

Contractual Obligations and Commitments

Our contractual obligations and commitments mainly consist of operating leases for facilities and future royalty payments. Our future fixed commitments consisted of the following as of April 30, 2006 (in thousands):

	Payments Due by Period
Contractual Obligations and Commitments	Total Amounts Committed	Less than 1 year	1 - 3 years	4 - 5 years	Over 5 years
Operating leases (1)	$11,190	$3,463	$4,296	$3,092	$339
Purchase commitments (2)	3,836	1,856	1,980	—	—
Others (3)	1,258	366	132	101	659

Total	$16,284	$5,685	$6,408	$3,193	$998

(1)	Operating lease obligations have not been reduced by estimated sublease income of $131,000. Operating lease obligations also include $744,000 of accrued excess facilities costs. We lease facilities under non-cancelable operating leases that expire through July 2011.
(2)	In connection with our acquisition of Eigner, we assumed a commitment for monthly payments through fiscal 2007 and quarterly payments through fiscal 2008 to purchase software license and consulting services from a vendor to Eigner
(3)	Others consists of a mortgage loan (payable in equal quarterly installments of approximately $8,000 plus variable interest rate—currently at 3.5%, until year 2027, and collateralized by our land and building located at Egerkingen, Switzerland) and a purchase commitment of $30,000 per month until May 2007.

We sell our software licenses and services to our customers under software license agreements. Each software license agreement contains the relevant terms of the contractual arrangement with the customer, and generally includes provisions that indemnify the customer against losses, expenses, and liabilities from damages that may be awarded against the customer in the event our software is found to infringe upon a third-party patent, copyright, trademark, or other proprietary right. The software license agreement generally limits the scope of and remedies for such indemnification obligations in a variety of industry-standard respects, including, but not limited to, certain time- and geography-based scope limitations and a right to replace an infringing product.

We believe our internal development processes and other policies and practices limit our exposure related to the indemnification provisions of our software license agreements. To date, we have not had to reimburse any of our customers for any losses related to these indemnification provisions and we are not aware of any material claims. Accordingly, we have not accrued any liabilities related to such indemnification provisions in our accompanying consolidated financial statements. We evaluate estimated losses for such indemnification provisions under SFAS No. 5 “Accounting for Contingencies,” as interpreted by FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” We require our employees to sign a proprietary information and inventions agreement, which protects our confidential and proprietary information and assigns the rights of our employees’ development work to us.

We do not have any off-balance-sheet arrangements with unconsolidated entities or related parties and, accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities.

Nasdaq Delisting

As a result of the delayed filing of our periodic reports with the SEC, on August 1, 2006, we received a Nasdaq staff determination letter indicating that we had failed to comply with the filing requirement for continued listing set forth in Nasdaq Marketplace Rule 4310(c)(14), due to our failure to timely file our Annual Report on Form 10-K for fiscal 2006, and that our securities are, therefore, subject to delisting from the Nasdaq Global Market. We received and announced two additional Nasdaq staff determination letters with respect to our failure to timely file our Quarterly Reports on Form 10-Q for the first and second quarters of fiscal 2007. We requested and subsequently attended a hearing before the Nasdaq Listing Qualifications Panel (“Listing Panel”), which was held on September 14, 2006, to appeal the staff determination and presented a plan to cure both filing deficiencies and regain compliance. On October 11, 2006, Nasdaq notified us that the exception had been granted, and that it would continue to list our shares on the Nasdaq Global Market, provided that we file our Form 10-K for fiscal 2006, our Form 10-Q for the first quarter of fiscal 2007, and all required restatements on or before January 8, 2007. Although we were unable to meet this condition by January 8, 2007, the Nasdaq Listing and Hearing Review Council (“Listing Council”), pursuant to its discretionary authority under Marketplace Rule 4807(b), has decided to review the decision of the Listing Panel, and has stayed the decision to suspend our securities from trading, pending further action by the Listing Council. Our stock will continue to be listed on the Nasdaq Global Market pending the decision by the Listing Council on our request for a further extension within which to comply with the listing rules. Upon the filing of this Form 10-K for fiscal 2006 and our Form 10-Q for our quarters ended July 31, 2006 and October 31, 2006, we will be current with our filing requirements under the Securities and Exchange Act of 1934 and, as a result, expect that we should no longer be subject to delisting from the Nasdaq Global Market.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 157 will have a material impact on our financial position, results of operations, or cash flows.

In September 2006, the SEC Staff released Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on the process of quantifying materiality of financial statement misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. We do not expect the adoption of SAB No. 108 will have a material impact on our financial position, results of operations, or cash flows.

In July 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2008 fiscal year. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently in the process of evaluating the effect of FIN48 on our financial position and results of operations and, therefore, are unable to estimate the effect on our consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes in Interim Financial Statements”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and represents another step in the FASB’s goal to converge its standards with those issued by the International Accounting Standards Board (“IASB”). Among other changes, SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) a correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The adoption of SFAS No. 154 as of May 1, 2006 will not have a material impact on our consolidated financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Risk

We develop and market our products in North America, Europe, and the Asia-Pacific regions. As a result of our non-North American business activities, our financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in foreign markets, and there is no assurance that exchange rate fluctuations will not harm our business in the future. We sell our products in certain countries, including Canada, Germany, Japan, Switzerland, United Kingdom and Taiwan, in the local currency for the respective country. This provides some natural hedging because most of the subsidiaries’ operating expenses are denominated in their local currencies. Regardless of this natural hedging, our results of operations may be adversely impacted by the exchange rate fluctuation. Although we will continue to monitor our exposure to currency fluctuations, and, where appropriate, may use financial hedging techniques in the future to minimize the effect of these fluctuations, we are not currently engaged in any financial hedging transactions.

Interest Rate Risk

Our interest income is sensitive to changes in the general level of U.S. short-term interest rates, particularly since all of our investments are in instruments with maturities of less than two years. The primary objective of our investment activities is to preserve principal while at the same time maximize the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our entire portfolio of cash in money market funds and investments with maturities of less than two years, which are not subject to significant market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

The table below represents principal amounts and related weighted-average interest rates by year of maturity of our investment portfolio (in thousands, except interest rates).

	Maturing Within 12 months	Maturing between 1 and 2 years	Total
Cash equivalents	$112,119	$—	$112,119
Weighted average interest rate	4.80%	—%	4.80%
Investments in fixed maturity securities	$47,788	$28,762	$76,550
Weighted average interest rate	3.77%	4.99%	4.23%

Total	$159,907	$28,762	$188,669

Weighted average interest rate	4.49%	4.99%	4.57%

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AGILE SOFTWARE CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Agile Software Corporation:

We have completed integrated audits of Agile Software Corporation’s 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of April 30, 2006 and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Agile Software Corporation (the “Company”) and its subsidiaries at April 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended April 30, 2006 in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company has restated its fiscal 2005 and fiscal 2004 consolidated financial statements.

As discussed in Note 12 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation for the year ended April 30, 2006.

Internal control over financial reporting

Also, we have audited management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company did not maintain effective internal control over financial reporting as of April 30, 2006, because the Company did not maintain an effective control environment in its Taiwan operations, and did not maintain effective controls over the completeness and accuracy of its reseller revenue, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment.

As of April 30, 2006, the Company did not maintain an effective control environment in its Taiwan operations. Specifically: (i) the Company’s program of annual certification by employees of compliance with the Code of Business Conduct and Ethics (“Code of Conduct”) did not require annual certification of compliance by the employee; (ii) The Company did not provide training programs concerning the Code of Conduct to every employee in all offices outside of the United States; (iii) Processes surrounding the Company’s quarterly certifications by sales personnel did not require all sales personnel to certify understanding of and compliance with revenue recognition policies and as to authenticity of sales documentation, and other certifications were not obtained from certain key employees; (iv) The Company’s employee hiring background review procedures did not require background reviews of all prospective employees; (v) The Company’s policies concerning qualification, retention, monitoring and evaluation of resellers did not require sufficient oversight by management; and (vi) The Company’s standard reseller agreements did not require representations concerning the independence of and absence of conflicts between the reseller and the Company. This control deficiency permitted management at the Company’s Taiwanese subsidiary to enter into improper arrangements made with a reseller, which were not detected in a timely manner and could have resulted in a misstatement of the Company’s accounts and disclosures that would have resulted in a material misstatement of its annual or interim consolidated financial statements and would not have been prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

As of April 30, 2006 the Company did not maintain effective controls over the completeness and accuracy of its reseller revenue. Specifically, the Company did not maintain effective controls over the completeness and accuracy of reseller revenue related to certain transactions within its Taiwanese subsidiary to ensure that the reseller revenue of such transactions was recorded in accordance with GAAP. This control deficiency resulted in an audit adjustment to the 2006 consolidated financial statements. Additionally, this control deficiency could have resulted in a misstatement of the Company’s revenue, deferred revenue and accounts receivable that would have resulted in a material misstatement of its annual or interim consolidated financial statements that would not have been prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2006 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of April 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of April 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

/s/    PRICEWATERHOUSECOOPERS LLP

San Jose, California

March 1, 2007

AGILE SOFTWARE CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 30,
	2006	2005
		As Restated
A S S E T S
Current assets:
Cash and cash equivalents	$126,749	$81,760
Short-term investments	47,788	93,444
Accounts receivable, net of allowance for doubtful accounts of $1,788 and $1,892 as of April 30, 2006 and 2005, respectively	26,673	26,899
Other current assets	4,306	5,157

Total current assets	205,516	207,260
Long-term investments	28,762	23,176
Property and equipment, net	8,697	10,067
Intangible assets, net	7,052	12,735
Other assets	1,593	1,127
Goodwill	66,687	66,658

Total assets	$318,307	$321,023

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current liabilities:
Accounts payable	$5,762	$8,409
Accrued expenses and other current liabilities	17,399	16,275
Accrued restructuring, current	2,067	2,010
Deferred revenue	29,037	25,190

Total current liabilities	54,265	51,884
Accrued restructuring, non-current	206	615
Other non-current liabilities	5,547	7,643

Total liabilities	60,018	60,142

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred Stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—
Common Stock. $0.001 par value; 200,000 shares authorized, 57,713 and 53,579 shares issued and outstanding as of April 30, 2006 and 2005, respectively	58	54
Additional paid-in capital	628,750	631,034
Notes receivable from stockholders	(48)	(77)
Unearned stock compensation	—	(10,079)
Accumulated other comprehensive loss	(728)	(1,391)
Accumulated deficit	(369,743)	(358,660)

Total stockholders’ equity	258,289	260,881

Total liabilities and stockholders’ equity	$318,307	$321,023

The accompanying notes are an integral part of these consolidated financial statements.

AGILE SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended April 30,
	2006	2005	2004
		As Restated	As Restated
Revenues:
License	$50,057	$46,406	$36,293
Service	82,012	70,581	60,012

Total revenues	132,069	116,987	96,305

Cost of revenues:
License	3,223	4,333	3,694
Service (1)	41,598	34,112	29,729
Acquisition-related expenses	—	—	595
Amortization of intangible assets	2,901	1,245	709
Impairment of prepaid software licenses	—	—	471

Total cost of revenues	47,722	39,690	35,198

Gross margin	84,347	77,297	61,107

Operating expenses:
Sales and marketing (1)	50,433	47,583	40,867
Research and development (1)	34,639	23,848	24,395
General and administrative (1)	13,125	11,727	11,529
Acquisition-related expenses	745	—	1,091
Amortization of intangible assets	2,482	2,055	2,092
Acquired in-process research and development	—	1,700	500
Restructuring charges	2,386	2,132	8,730

Total operating expenses	103,810	89,045	89,204

Loss from operations	(19,463)	(11,747)	(28,097)
Other income (expense):
Interest and other income, net	5,428	4,068	3,093
Loss from foreign currency translation	—	—	(639)
Gain on sale of investment	6,389	—	—

Loss before provision for income taxes	(7,646)	(7,679)	(25,643)
Provision for income taxes	742	714	1,294

Net loss	$(8,388)	$(8,393)	$(26,937)

Net loss per share:
Basic and diluted	$(0.15)	$(0.16)	$(0.54)

Weighted average shares	54,269	52,914	50,191

(1)    Effective May 1, 2005, Agile adopted SFAS 123(R), “Share-Based Payments,” using the modified prospective transition method. Accordingly, for the year ended April 30, 2006, stock compensation was accounted under SFAS 123(R), while, for the years ended April 30, 2005 and prior, stock compensation was accounted for under APB 25, “Accounting for Stock Issued to Employees.” The amounts in the lines above include stock compensation as follows:

Cost of service revenue	$597	$558	$736
Sales and marketing	2,233	1,439	2,565
Research and development	508	(36)	1,248
General and administrative	1,006	171	2,575

The accompanying notes are an integral part of these consolidated financial statements.

AGILE SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid-in Capital	Notes Receivable From Stockholders	Unearned Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total	Comprehensive Loss
	Shares	Amount
			As Restated		As Restated		As Restated	As Restated	As Restated
Balance at April 30, 2003, as previously reported	49,148	49	516,056	(186)	(2,030)	93	(257,736)	256,246	$(36,130)
Cumulative effect of restatement	—	—	83,075	—	(17,481)	—	(65,594)	—	—

Balance at April 30, 2003, as restated	49,148	49	599,131	(186)	(19,511)	93	(323,330)	256,246	$(36,130)

Repurchases of unvested Common Stock	(8)	—	(5)	—	—	—	—	(5)	—
Issuance of Common Stock on exercise of options	1,215	1	8,087	—	—	—	—	8,088	—
Issuance of Common Stock under Employee Stock Purchase Plan	263	—	1,766	—	—	—	—	1,766	—
Unrealized loss on investments	—	—	—	—	—	(391)	—	(391)	(391)
Foreign currency translation adjustment	—	—	—	—	—	(134)	—	(134)	(134)
Repayment of notes receivable from stockholders	—	—	—	103	—	—	—	103	—
Unearned stock compensation	—	—	390	—	2,451	—	—	2,842	—
Amortization of unearned stock compensation	—	—	—	—	4,282	—	—	4,282	—
Issuance of Common Stock in acquisition	1,795	2	15,632	—	—	—	—	15,634	—
Net loss	—	—	—	—	—	—	(26,937)	(26,937)	(26,937)

Balance at April 30, 2004, as restated	52,413	$52	$625,002	$(83)	$(12,778)	$(432)	$(350,267)	$261,494	$(27,462)
Issuance of Common Stock on exercise of options	843	1	4,614	—	—	—	—	4,615	—
Issuance of Common Stock under Employee Stock Purchase Plan	323	1	1,986	—	—	—	—	1,987	—
Unrealized loss on investments	—	—	—	—	—	(602)	—	(602)	(602)
Foreign currency translation adjustment	—	—	—	—	—	(357)	—	(357)	(357)
Repayment of notes receivable from stockholders	—	—	—	6	—	—	—	6	—
Unearned stock compensation	—	—	(568)	—	1,767	—	—	1,199	—
Amortization of unearned stock compensation	—	—	—	—	932	—	—	932	—
Net loss	—	—	—	—	—	—	(8,393)	(8,393)	(8,393)

Balance at April 30, 2005, as restated	53,579	$54	$631,034	$(77)	$(10,079)	$(1,391)	$(358,660)	$260,881	$(9,352)
Issuance of Common Stock on exercise of options	4,384	4	1,181	—	—	—	—	1,185	—
Shares withheld in payment of employee tax withholding (see Note 11—Stock Compensation for description of this payment)	(432)	—	—	—	—	—	(2,695)	(2,695)	—
Issuance of Common Stock under Employee Stock Purchase Plan	399	—	2,270	—	—	—	—	2,270	—
Forfeiture of common stock	(214)	—						—	—
Unrealized gain on investments	—	—	—	—	—	497	—	497	497
Foreign currency translation adjustment	—	—	—	—	—	166	—	166	166
Repayment of notes receivable from stockholders	(3)	—	—	29	—	—	—	29	—
Stock compensation	—	—	4,344	—	—	—	—	4,344	—
Reversal of unearned stock compensation upon the adoption of SFAS 123(R)	—	—	(10,079)	—	10,079	—	—	—	—
Net loss	—	—	—	—	—	—	(8,388)	(8,388)	(8,388)

Balance at April 30, 2006	57,713	$58	$628,750	$(48)	$—	$(728)	$(369,743)	$258,289	$(7,725)

The accompanying notes are an integral part of these consolidated financial statements.

AGILE SOFTWARE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended April 30,
	2006	2005	2004
		As Restated	As Restated
Cash flows from operating activities:
Net loss	$(8,388)	$(8,393)	$(26,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	—	1,700	500
Provision for doubtful accounts	16	586	550
Depreciation and amortization	9,578	8,286	8,506
Stock compensation	4,344	2,131	7,124
Loss from foreign currency translation	—	—	639
Realized gain on sale of equity investment	(6,389)	—	—
Non-cash portion of restructuring and other charges	265	39	2,043
Shares withheld in payment of employee tax withholding (see Note 12—Employee Benefit Plans)	(2,695)	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	117	(4,324)	(5,800)
Other assets, current and non-current	812	908	1,963
Accounts payable	(2,451)	3,106	(4,273)
Accrued expenses and other liabilities, current and non-current	(277)	(6,234)	476
Deferred revenue	3,495	4,738	280

Net cash provided by (used in) operating activities	(1,573)	2,543	(14,929)

Cash flows from investing activities:
Purchases of investments	(60,705)	(116,531)	(290,136)
Proceeds from maturities and sales of investments	107,660	192,192	295,976
Cash paid in business combinations, net of cash acquired	—	(44,808)	(3,106)
Acquisition of property and equipment	(3,507)	(3,979)	(8,394)

Net cash provided by (used in) investing activities	43,448	26,874	(5,660)

Cash flows from financing activities:
Payment of acquired capital lease obligations	—	—	(718)
Proceeds from issuance of common stock, net of repurchases	3,454	6,600	9,854
Repayment of notes receivable from stockholders	29	6	103

Net cash provided by financing activities	3,483	6,606	9,239

Effect of exchange rate changes on cash	(368)	400	(1,165)

Net increase (decrease) in cash and cash equivalents	44,990	36,423	(12,515)
Cash and cash equivalents at beginning of period	81,760	45,337	57,852

Cash and cash equivalents at end of period	$126,750	$81,760	$45,337

Supplementary disclosure of cash flows information
Cash paid during the period for taxes	$690	$581	$1,209

Non-cash investing activities
Common stock issued in business combination	$—	$—	$15,634

The accompanying notes are an integral part of these consolidated financial statements.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company

We develop and sell an integrated suite of product lifecycle management (“PLM”) software products and offer related business consulting and implementation services. Our solutions enable our customers to accelerate their time-to-market and revenue, reduce costs, improve product quality, manage regulatory compliance and drive innovation throughout the product lifecycle.

We focus on providing PLM solutions to companies in the electronics and high technology, life sciences, consumer packaged goods, automotive, aerospace and defense, industrial products and other industries. Our strategy is to deliver business-ready solutions, to streamline the information and process flow within a company’s product operations, that are cost-effective and quickly provide measurable results. Our strategy is industry-focused, with product capabilities tailored to the requirements of our target industries. We sell our products through a direct sales channel and resellers.

Agile Software Corporation (“Agile”) was incorporated in California on March 13, 1995, and is headquartered in San Jose, California. We reincorporated in Delaware in June 1999.

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

Cash, cash equivalents and marketable securities

We consider all highly liquid investment securities with remaining maturities of three months or less at the date of purchase to be cash equivalents. Investments in auction rate securities with a stated maturity date of more than three months are determined to be short-term investments rather than cash equivalents. We determine the appropriate classification of our investments in marketable securities at the time of purchase, and re-evaluate this designation at each balance sheet date. We classify all securities as “available-for-sale” and carry them at fair value with unrealized gains or losses related to these securities included as a component of stockholders’ equity in the consolidated balance sheet. Our investment objectives include the safety and preservation of invested funds and liquidity of investments that is sufficient to meet cash flow requirements. Cash (including money market funds), cash equivalents, short-term and long-term investments in debt securities are invested in high credit quality financial institutions, commercial companies and government agencies in order to limit the amount of credit exposure. Realized gains and losses are determined using the specific identification method.

Concentrations of credit risk

Our cash, cash equivalents, marketable securities and accounts receivable are potentially subject to concentration of credit risk. Cash, cash equivalents and marketable securities are deposited with financial institutions that we believe are of high credit quality. Our accounts receivables are derived from revenue earned

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

from customers located primarily in the United States of America, Europe and the Asia-Pacific region. We perform ongoing credit evaluations of our customers and to date have not experienced any material losses.

For fiscal 2006, 2005 and 2004, no customers accounted for 10% or more of total revenues. As of April 30, 2006, one customer represented approximately 16% of net accounts receivable. As of April 30, 2005 and 2004, no customers accounted for more than 10% of net accounts receivable.

We perform ongoing credit evaluation of our customers and adjust credit limits based upon payment history and customers’ current creditworthiness, as determined by our review of the customers’ current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based on a percentage of our accounts receivable, our historical experience and any specific customer collection issues that we have identified. We review our allowance for doubtful accounts quarterly by assessing individual accounts receivable over a specific aging and amount, and all other balances on a pooled basis based on historical collection experience and economic risk assessment. If actual bad debts differ from the allowance calculated based on historical trends and known customer issues, we record an adjustment to bad debt expense in the period in which the difference occurs.

Fair value of financial instruments

Our financial instruments, including cash, cash equivalents, marketable securities, accounts receivable, and accounts payable are carried at cost, which approximates their fair value because of the short-term maturity of these instruments. The fair value of our available-for-sale marketable securities is further disclosed in Note 5—Cash, Cash Equivalents and Investments of our consolidated financial statements.

Prepaid software license fees

Prepaid software license fees are paid to third party software developers under development or reseller arrangements for technology integrated into or sold with our products. We amortize the prepaid license fees to cost of revenues based either upon the actual number of units of the related product that we ship or net revenue earned on the related product, over the period of the agreement with the third party developer or the expected life of the software product, depending upon the terms of the respective development or reseller contract. We evaluate the future realization of such costs quarterly and charge to operations (i.e. cost of revenues) any amounts that we deem unlikely to be fully realized through future sales of the related software product, or changes in our planned use of the technology. Such costs are classified as current and noncurrent assets based upon estimated product release date.

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

Advertising expense

We expense the costs of producing advertisements at the time production occurs, and expense the cost of communicating advertising in the period during which the advertising space or airtime is used. Advertising is included in sales and marketing expense and totaled $413,000, $538,000, and $274,000 for fiscal 2006, 2005 and 2004, respectively.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Software development costs

We account for software development costs in accordance with Statement of Financial Accounting Standards (“SFAS”) No 2, “Accounting for Research and Development Costs” and No. 86, “Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Development costs for software to be sold or otherwise marketed are included in research and development and are expensed as incurred. After technological feasibility is established, material software development costs are capitalized. The capitalized cost is then amortized on a straight-line basis over the estimated product life, or in the ratio of current revenues to total projected product revenues, whichever is greater. To date, the period between achieving technological feasibility, which we have defined as the establishment of a working model, which typically occurs when the beta testing commences, and the general availability of such software has been short and software development costs qualifying for capitalization have been insignificant, except for localization costs incurred in fiscal 2006. Accordingly, other than the localization costs for our Agile 9.2 product of $543,000 in fiscal 2006, we have not capitalized any software development costs.

Goodwill and intangible assets

In accordance with SFAS, No. 142, “Goodwill and Other Intangible Assets,” we evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable. Impairment of goodwill is tested at the reporting unit level by comparing the reporting unit’s carrying value, including goodwill, to the fair value of the reporting unit. The fair values of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of the reporting unit exceeds its fair value, goodwill is considered impaired and we then compare the “implied fair value” of the goodwill to its carrying amount to determine the impairment loss, if any. Annual goodwill impairment testing will be performed, at a minimum, during the fourth quarter of each fiscal year.

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

Revenue recognition

We recognize our software license revenue in accordance with Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended by SOP 98-9 “Software Revenue Recognition with Respect to Certain Arrangements.” We recognize license revenue when all of the following criteria are met: persuasive evidence of an arrangement exists, the fee is fixed or determinable, collection of the related receivables is probable, delivery of the product has occurred and the customer has accepted the product (including the

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expiration of any acceptance period set forth in the contract) if the terms of the contract include an acceptance requirement. In general, collectibility for certain regions, including Taiwan, is not considered probable until collection of the associated receivable has occurred. With respect to sales to original equipment manufacturers (“OEMs”) and value-added resellers (“VARs”), delivery is considered to have occurred based on sell-through by the OEMs and VARs.

We consider a non-cancelable agreement signed by the customer and us to be evidence of an arrangement. We consider the fee to be fixed or determinable if the fee is not subject to refund or adjustment. To date, none of our arrangements with our customers grant a right of refund or adjustment to the customer. Reasonable assurance of collection is based upon our assessment of the customer’s financial condition through review of their current financial statements and/or credit reports. For follow-on sales to existing customers, prior payment history is also used to evaluate probability of collection. If we determine that collection is not reasonably assured, we defer the revenue and recognize the revenue upon cash collection. Delivery is considered to occur when media containing the licensed programs is provided to a common carrier, or the customer is given electronic access to the licensed software. Our typical end user license agreements do not contain acceptance clauses.

In the event that we grant a customer the right to specified upgrades and vendor-specific objective evidence (“VSOE”) of fair value exists for such upgrades, we defer license revenue in an amount equal to this fair value until we have delivered the specified upgrade (or until VSOE of fair value is established, if earlier). If VSOE of fair value does not exist, then we defer recognition of the entire license fee until we deliver the specified upgrade. If professional services are essential to the functionality of the other elements of the arrangement, we defer recognition of revenue until we have satisfied our professional services obligations.

When our software licenses contain multiple elements, we allocate revenue to each element based on the relative fair values of the elements. Multiple-element arrangements generally include post-contract support (PCS or maintenance), software products, and in some cases, other professional services. Revenue from multiple-element arrangements is allocated to undelivered elements of the arrangement, such as PCS, based on the relative fair values of the elements specific to us, and we must analyze each license arrangement carefully to ensure that all of the individual elements have been identified, along with the fair value of each element. Our determination of fair value of each element in multiple-element arrangements is based on VSOE, which is determined by sales of the individual element to third parties or by reference to a renewal rate specified in the related arrangement.

Where VSOE of fair-value exists for all undelivered elements, but evidence does not exist for one or more delivered elements, we account for the delivered elements in accordance with the residual method prescribed by SOP 98-9. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. In most cases, the bundled multiple elements include PCS and the software product. In such cases, when VSOE of fair value exists for all of the undelivered elements (most commonly PCS), the residual or remaining amount is recognized as revenue and the undelivered elements are recognized when they were delivered or rendered. PCS is recognized ratably over the PCS term, which is typically 12 months.

Revenues from professional services consist of implementation services and training. Training revenues are recognized as the services are performed. Professional services are not considered essential to the functionality of the other elements of the arrangement and are accounted for as a separate element. Professional services are recognized as the services are performed for time and materials contracts or upon achievement of milestones on fixed-price contracts. A provision for estimated losses on fixed-price professional services contracts is recognized in the period in which the loss becomes probable and can be reasonably estimated. To date, we have not incurred any such losses.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Contract accounting is generally utilized for contracts: (1) where services include significant software modifications, developments, or customization; (2) that include milestones or customer specific acceptance criteria that may affect collection of the software license fees; or (3) where significant consulting services are provided for in the software license contract without additional charge or are substantially discounted. In such instances, the entire arrangement fee, including both software licenses and services, is accounted for in accordance with SOP, 81-1, “Accounting for Performance of Construction Type and Certain Production Type Contracts,” whereby license and consulting services revenue is recognized, generally using the percentage-of-completion method measured on labor hours. The percentage-of-completion for each contract is determined based on the ratio of direct labor hours incurred to total estimated direct labor hours. Amounts billed in advance of services being performed or licenses being accepted are recorded as deferred revenue. Adjustments to cost and labor estimates are made in the periods in which the facts requiring such revisions become known. Estimated losses, if any, are recorded in the period in which current estimates of total contract revenue and contract costs indicate a loss.

Customers typically prepay maintenance fees for the first 12 months and the related maintenance revenues are recognized ratably monthly over the term of the maintenance contract. Maintenance contracts include the right to unspecified upgrades on a when-and-if available basis, and ongoing support.

Deferred revenues include amounts received from customers for which revenue has not yet been recognized that generally results from deferred maintenance, consulting or training services not yet rendered and license revenue deferred until all requirements under SOP 97-2 or SOP 81-1, as appropriate, are met. Deferred revenue is recognized upon delivery of our products, as services are rendered, or as other requirements requiring deferral under SOP 97-2 or SOP 81-1 are satisfied.

Our license agreements generally do not offer our customers the unilateral right to terminate or cancel the contract and receive a cash refund. However, we provide for sales returns through an allowance that is based upon estimates of potential future credits related to current period revenues. We analyze historical credits, current economic trends, average deal size, changes in customer demand and acceptance of our products when evaluating the adequacy of the sales returns reserve. Revenue for the period is adjusted to reflect the allowance for sales returns.

Comprehensive loss

Comprehensive income (loss) consists of net income (loss), net unrealized foreign currency translation adjustment and net unrealized gains (losses) on available-for-sale marketable securities and is presented in the consolidated statements of stockholders’ equity.

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

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. We recognize liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional tax payments are probable. If we ultimately determine that payment of these amounts is unnecessary, we reverse the liability and recognize a tax benefit during the period in which we determine that the liability is no longer necessary. We record an additional charge in our provision for taxes in the period in which we determine that the recorded tax liability is less than we expect the ultimate assessment to be.

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

Segment information

We consider ourselves to be one reportable operating segment, specifically the development, marketing, selling and servicing of our enterprise class product lifecycle management solutions, and operate across domestic and international markets. Substantially all of our identifiable assets are located in North America and Europe. Information related to geographic segments is included in Note 14—Segment and Geographic Information of our consolidated financial statements.

Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the application of SFAS No. 157 will have a material impact on our financial position, results of operations, or cash flows.

In September 2006, the SEC Staff released Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on the process of quantifying materiality of financial statement misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. We do not expect the application of SAB No. 108 will have a material impact on our financial position, results of operations, or cash flows.

In July 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2008 fiscal year. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently in the process of evaluating the effect of FIN48 on our financial position and results of operations and, therefore, are unable to estimate the effect on our consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes in Interim Financial Statements”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and represents another step in the FASB’s goal to converge its standards with those issued by the International Accounting Standards Board (“IASB”). Among other changes, SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS No. 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. We do not expect the adoption of SFAS No. 154 as of May 1, 2006 to have a material impact on our consolidated financial statements.

NOTE 2—RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Stock Options

On September 19, 2006, Agile announced that it had commenced a voluntary review of stock option grant practices through a Special Committee of one independent director appointed by the Audit Committee of the Board, with the assistance of independent legal counsel. The review covered option grants made to all employees, directors and non-employees during the period from the date of our initial public offering in August 1999 to July 2006, consisting of over 200 grant dates (representing over 3,000 individual option grants). The review included an extensive examination of our stock option grant practices, accounting policies, accounting records, supporting documentation, and electronic data, including e-mail, as well as interviews with current and former employees and members of our Board. The Special Committee’s review identified circumstances where the grant date used as the “measurement date” for accounting purposes preceded the appropriate measurement date, as defined under Generally Accepted Accounting Principles in the United States (“GAAP”). The Special Committee determined that grants for which errors were found were primarily granted from August 1999 through October 2003.

For approximately two-thirds of the Company’s historical option grant measurement dates, representing approximately 140 grant dates, the Special Committee found no evidence establishing that the original measurement date used for accounting purposes was inappropriate On other grant dates, the Special Committee found that there was an insufficient basis to rely on the Company’s original stated grant date to support recorded measurement dates used to account for certain stock options, which were granted primarily from August 1999 through October 2003. Approximately 97% of the total in-the-money value (market price on the actual measurement date minus exercise price) of the options found to have incorrect measurement dates was attributable to those options granted prior to April 30, 2002. In particular, with respect to such grants, the Special Committee determined that one or more of the following situations existed: the Company had made grants by means of unanimous written consents of the Board or the Compensation Committee, wherein all the signatures of the members were not received on the grant date specified in the consents; the Company made several company-wide grants pursuant to an approval of the Board or Compensation Committee or by the Company’s chief

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

executive officer under delegated authority from the Board, but the list of grantees and number of options allocated to each grantee was not finalized as of the stated grant date; and during the period from August 1999 through October 2003, the Company followed a practice to set the grant date and exercise price for option grants for new hires as of the date of hire or the date of approval by the CEO, and, for some of these grants, the grant date preceded the approval date. The Special Committee’s inquiry also identified less frequent measurement date errors that we believe were not material, such as grants made to a small number of employees who had not formally commenced their employment as of the grant approval date.

To determine the correct measurement dates for these options under applicable accounting principles, we followed the guidance in Accounting Principles Board Opinion No. 25 (“APB No. 25”), which deems the “measurement date” as the first date on which all of the following are known: (1) the individual employee who is entitled to receive the option grant; (2) the number of options that an individual employee is entitled to receive; and (3) the option’s exercise price. In addition, the “measurement date” cannot be earlier than the date on which the grant is approved. In instances where we determined we could not rely on the original grant date for an option, we determined corrected measurement dates based on our ability to establish or confirm, in our reasonable judgment, whether through other documentation, consistent or established Company practice or processes, or credible circumstantial information, that all requirements for the proper granting of the option had been satisfied under applicable accounting principles.

In addition to accounting adjustments due to measurement date changes, the Company found accounting errors relating to: unintentional “repricing” of grants due to duplicate grant dates; grants to non-employees for which an incorrect amount of stock compensation expense had been recognized; modifications of grants for which an incorrect amount of stock compensation expense had been recognized; and one grant of a discounted option for which no stock compensation expense had been recognized. The accounting adjustments resulting from these errors represent less than 2% of the total cumulative adjustment to stock compensation expense.

We have determined that the total cumulative stock compensation expense resulting from the errors described above, was $69.6 million. In this Form 10-K, we recorded stock compensation expense of $1.2 million and $2.8 million for the years ended April 30, 2005 and 2004, respectively, and $65.6 million prior to fiscal 2004. There was no impact on revenue or net cash provided by operating activities as a result of this additional stock compensation expense.

The cumulative effect of the restatement adjustments on our consolidated balance sheet at April 30, 2005 was an increase in additional paid-in capital, offset by a corresponding increase in the accumulated deficit and deferred compensation, which results in no net effect on stockholders’ equity. The adjustments increased previously reported net loss per share by $0.02 and $0.06 for the years ended April 30, 2005 and 2004, respectively.

The restatement resulted in a cumulative increase to our gross deferred tax assets of approximately $10.8 million as of April 30, 2005. However, in view of our history of operating losses, we have established a full valuation allowance on our deferred tax assets since inception. As a result, there is no material impact to net tax expense relating to the additional stock compensation expense recorded by us. Additionally, there is no material impact on our consolidated financial statements arising from the impact of Section 409A of the Internal Revenue Code (the “Code”) or the limitations on deduction of executive stock compensation expense in Section 162(m) of the Code.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the effect of the restatement for each of the applicable fiscal years (in thousands):

	Total cumulative effect at April 30, 2005	April 30, 2005	April 30, 2004	Cumulative effect at May 1, 2003	April 30, 2003	April 30, 2002	April 30, 2001	April 30, 2000
Net loss, as reported		$(7,194)	$(24,095)
Additional compensation expense	$(69,635)	(1,199)	(2,842)	$(65,594)	$(4,498)	$(11,614)	$(47,062)	$(2,420)
Tax effect		—	—

Net loss, as restated		$(8,393)	$(26,937)

As part of our restatement, we assessed generally whether there were other matters which should have been corrected in our previously issued financial statements. Accordingly, Agile made certain adjustments in this Form 10-K to our previously filed consolidated statement of cash flows for fiscal year 2005, and the consolidated statements of cash flows included within our unaudited quarterly financial data for each of the quarters in fiscal 2005 and for the first three quarters of fiscal 2006. These adjustments were primarily the result of errors in the calculation of the effect of exchange rate changes on cash balances, which principally resulted in reclassifications between cash provided by (used in) operating activities and the effect of exchange rate changes on cash. These adjustments had no impact on the total change in cash and cash equivalents within the consolidated statements of cash flows, the consolidated statements of operations or the consolidated balance sheets for the affected periods.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the effects of the restatements on the Company’s consolidated financial statements for fiscal 2005 and 2004, as applicable:

CONSOLIDATED BALANCE SHEETS

(In thousands)

	As of April 30, 2005
	As Reported	Adjustments	As Restated
A S S E T S
Current assets:
Cash and cash equivalents	$81,760	$—	$81,760
Short-term investments	93,444	—	93,444
Accounts receivable, net of allowance for doubtful accounts of $1,892 as of April 30, 2005	26,899	—	26,899
Other current assets	5,157	—	5,157

Total current assets	207,260	—	207,260
Long-term investments	23,176	—	23,176
Property and equipment, net	10,067	—	10,067
Intangible assets, net	12,735	—	12,735
Other assets	1,127	—	1,127
Goodwill	66,658	—	66,658

Total assets	$321,023	$—	$321,023

L I A B I L I T I E S A N D S T O C K H O L D E R S’ E Q U I T Y

Current liabilities:
Accounts payable	$8,409	$—	$8,409
Accrued expenses and other current liabilities	16,275	—	16,275
Accrued restructuring, current	2,010	—	2,010
Deferred revenue	25,190	—	25,190

Total current liabilities	51,884	—	51,884

Accrued restructuring, non-current	615	—	615
Other non-current liabilities	7,643	—	7,643

Total liabilities	60,142	—	60,142

Commitments and contingencies (Note 13)

Stockholders’ equity:
Preferred Stock, $0.001 par value; 10,000 shares authorized; no shares issued or outstanding	—	—	—
Common Stock. $0.001 par value; 200,000 shares authorized, 53,579 shares issued and outstanding as of April 30, 2005	54	—	54
Additional paid-in capital	551,846	79,188	631,034
Notes receivable from stockholders	(77)	—	(77)
Unearned stock compensation	(526)	(9,553)	(10,079)
Accumulated other comprehensive loss	(1,391)	—	(1,391)
Accumulated deficit	(289,025)	(69,635)	(358,660)

Total stockholders’ equity	260,881	—	260,881

Total liabilities and stockholders’ equity	$321,023	$—	$321,023

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Fiscal Year Ended April 30,
	2005			2004
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
Revenues:
License	$46,406	$—	$46,406	$36,293	$—	$36,293
Service	70,581	—	70,581	60,012	—	60,012

Total revenues	116,987	—	116,987	96,305	—	96,305

Cost of revenues:
License	4,333	—	4,333	3,694	—	3,694
Service (1)	33,799	313	34,112	29,233	496	29,729
Acquisition-related expenses	—	—	—	595	—	595
Amortization of intangible assets	1,245	—	1,245	709	—	709
Impairment of prepaid software licenses	—	—	—	471	—	471

Total cost of revenues	39,377	313	39,690	34,702	496	35,198

Gross margin	77,610	(313)	77,297	61,603	(496)	61,107

Operating expenses:
Sales and marketing (1)	46,584	999	47,583	41,460	(593)	40,867
Research and development (1)	23,934	(86)	23,848	23,353	1,042	24,395
General and administrative (1)	11,753	(26)	11,727	9,632	1,897	11,529
Acquisition-related expenses	—	—	—	1,091	—	1,091
Amortization of intangible assets	2,055	—	2,055	2,092	—	2,092
Acquired in-process research and development	1,700	—	1,700	500	—	500
Restructuring charges	2,132	—	2,132	8,730	—	8,730

Total operating expenses	88,158	887	89,045	86,858	2,346	89,204

Loss from operations	(10,548)	(1,199)	(11,747)	(25,255)	(2,842)	(28,097)
Other income (expense):
Interest and other income, net	4,068	—	4,068	3,093	—	3,093
Loss from foreign currency translation	—	—	—	(639)	—	(639)
Impairment of investments	—	—	—	—	—	—

Loss before provision for income taxes	(6,480)	(1,199)	(7,679)	(22,801)	(2,842)	(25,643)
Provision for income taxes	714	—	714	1,294	—	1,294

Net loss	$(7,194)	$(1,199)	$(8,393)	$(24,095)	$(2,842)	$(26,937)

Net loss per share:
Basic and diluted	$(0.14)	$(0.02)	$(0.16)	$(0.48)	$(0.06)	$(0.54)

Weighted average shares	52,914	52,914	52,914	50,191	50,191	50,191

(1)    Effective May 1, 2005, Agile adopted SFAS 123(R), “Share-Based Payments,” using the modified prospective transition method. Accordingly, for the year ended April 30, 2006, stock compensation was accounted under SFAS 123(R), while, for the years ended April 30, 2005 and prior, stock compensation was accounted for under APB 25, “Accounting for Stock Issued to Employees.” The amounts in the lines above include stock compensation as follows:

Cost of service revenue	$245	$313	$558	$240	$496	$736
Sales and marketing	440	999	1,439	3,158	(593)	2,565
Research and development	50	(86)	(36)	206	1,042	1,248
General and administrative	197	(26)	171	678	1,897	2,575

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended April 30,
	2005			2004
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(7,194)	$(1,199)	$(8,393)	$(24,095)	$(2,842)	$(26,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	1,700	—	1,700	500	—	500
Provision for doubtful accounts	586	—	586	550	—	550
Depreciation and amortization	8,286	—	8,286	8,506	—	8,506
Stock compensation	932	1,199	2,131	4,282	2,842	7,124
Loss from foreign currency translation	—	—	—	639	—	639
Impairment on investments	—	—	—	—	—	—
Non-cash portion of restructuring and other charges	39	—	39	2,043	—	2,043
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,394)	70	(4,324)	(5,800)	—	(5,800)
Other assets, current and non-current	1,011	(103)	908	1,963	—	1,963
Accounts payable	2,979	127	3,106	(4,273)	—	(4,273)
Accrued expenses and other liabilities, current and non-current	(6,845)	611	(6,234)	476	—	476
Deferred revenue	4,800	(62)	4,738	280	—	280

Net cash provided by (used in) operating activities	1,900	643	2,543	(14,929)	—	(14,929)

Cash flows from investing activities:
Purchases of investments	(116,531)	—	(116,531)	(290,136)	—	(290,136)
Proceeds from maturities and sales of investments	192,192	—	192,192	295,976	—	295,976
Cash paid in business combinations, net of cash acquired	(44,808)	—	(44,808)	(3,106)	—	(3,106)
Acquisition of property and equipment	(3,988)	9	(3,979)	(8,394)	—	(8,394)

Net cash provided by (used in) investing activities	26,865	9	26,874	(5,660)	—	(5,660)

Cash flows from financing activities:
Payment of acquired capital lease obligations	—	—	—	(718)	—	(718)
Proceeds from issuance of common stock, net of repurchases	6,602	(2)	6,600	9,854	—	9,854
Repayment of notes receivable from stockholders	6	—	6	103	—	103

Net cash provided by financing activities	6,608	(2)	6,606	9,239	—	9,239

Effect of exchange rate changes on cash	1,050	(650)	400	(1,165)	—	(1,165)

Net increase (decrease) in cash and cash equivalents	36,423	—	36,423	(12,515)	—	(12,515)
Cash and cash equivalents at beginning of period	45,337	—	45,337	57,852	—	57,852

Cash and cash equivalents at end of period	$81,760	$—	$81,760	$45,337	$—	$45,337

Supplementary disclosure of cash flows information
Cash paid during the period for taxes	$581	$—	$581	$1,209	$—	$1,209

Non-cash investing activities
Common stock issued in business combination	$—	$—	$—	$15,634	$—	$15,634

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the effects of the restatement on the Company’s stock compensation expense, as included in an aggregate net charge of $65.6 million to our accumulated deficit as of May 1, 2003 for cumulative stock compensation expense relating to fiscal years 2000 through 2003 (in thousands):

For the year ended April 30,	As Previously Reported	Adjustments	As Restated
2000	$11,845	$2,420	$14,265
2001	16,052	47,062	63,114
2002	282	11,614	11,896
2003	2,632	4,498	7,130

Cumulative adjustment as of April 30, 2003		$65,594

NOTE 3—NET LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Fiscal Year Ended April 30,
	2006	2005	2004
		As Restated	As Restated
Numerator:
Net loss	$(8,388)	$(8,393)	$(26,937)

Denominator:
Weighted average shares	56,115	52,923	50,293
Weighted average unvested shares of common stock subject to forfeiture or repurchase	(1,846)	(9)	(102)

Denominator for basic and diluted calculation	54,269	52,914	50,191

Net loss per share:
Basic and diluted	$(0.15)	$(0.16)	$(0.54)

The following table sets forth potential shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive as of the dates indicated below (in thousands):

	As of April 30,
	2006	2005	2004
Unvested common stock subject to forfeiture or repurchase	2,615	—	42
Options to purchase common stock	7,958	19,323	18,096

Total shares excluded	10,573	19,323	18,138

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 4—BALANCE SHEET COMPONENTS

Property and equipment comprise the following (in thousands):

	As of April 30,
	2006	2005
Land and building	$1,179	$1,269
Computer hardware and software	25,433	23,720
Furniture and equipment	2,516	2,643
Leasehold improvements	5,169	5,248

	34,297	32,880
Less: Accumulated depreciation and amortization	(25,600)	(22,813)

	$8,697	$10,067

Depreciation and amortization of property and equipment totaled $4.2 million, $4.4 million and $5.2 million for fiscal 2006, 2005 and 2004, respectively.

Accrued expenses and other liabilities comprise the following (in thousands):

	As of April 30,
	2006	2005
Accrued employee costs	$8,483	$7,102
Accrued royalties	970	1,626
Adverse purchase commitment	1,663	1,555
Accrued professional and related fees	1,496	1,567
Accrued severances, current	410	724
Sales, income, payroll and other taxes payable	2,711	2,183
Other	1,666	1,518

	$17,399	$16,275

Other non-current liabilities comprise the following (in thousands):

	As of April 30,
	2006	2005
Adverse purchase commitment, non-current	$1,718	$3,571
Deferred rent, non-current	1,306	1,392
Deferred revenue, non-current	976	1,647
Deferred tax liabilities	878	231
Mortgage loan	669	754
Others	—	48

	$5,547	$7,643

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

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The mortgage loan is payable in equal quarterly installments of approximately $8,000, plus variable interest rate, currently at 3.5%, until year 2027, and is collateralized by our land and building located at Egerkingen, Switzerland.

NOTE 5—CASH, CASH EQUIVALENTS AND INVESTMENTS

The following are the components of cash, cash equivalents and investments (in thousands):

	As of April 30, 2006
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash, cash equivalents and short-term investments:
Government debt securities	$23,933	$1	$(105)	$23,829
Corporate debt securities	136,284	14	(220)	136,078

Total debt securities	160,217	15	(325)	159,907
Equity securities	—	—	—	—

Total available for sale securities	160,217	15	(325)	159,907
Cash and money market funds	14,630	—	—	14,630

Total cash, cash equivalents and short-term investments	$174,847	$15	$(325)	$174,537

Long-term investments:
Government debt securities	$10,476	$3	$(36)	$10,443
Corporate debt securities	18,379	—	(60)	18,319

Total long-term investments	$28,855	$3	$(96)	$28,762

Total cash, cash equivalents, short-and long-term investments	$203,702	$18	$(421)	$203,299

	As of April 30, 2005
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash, cash equivalents and short-term investments:
Government debt securities	$50,237	$—	$(479)	$49,758
Corporate debt securities	96,442	—	(275)	96,167

Total debt securities	146,679	—	(754)	145,925
Equity securities	5,888	26	—	5,914

Total available for sale securities	152,567	26	(754)	151,839
Cash and money market funds	23,365	—	—	23,365

Total cash, cash equivalents and short-term investments	$175,932	$26	$(754)	$175,204

Long-term investments:
Government debt securities	$4,495	$—	$(30)	$4,465
Corporate debt securities	18,854	5	(148)	18,711

Total long-term investments	$23,349	$5	$(178)	$23,176

Total cash, cash equivalents, short-and long-term investments	$199,281	$31	$(932)	$198,380

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of April 30, 2006 and 2005, all marketable debt securities had contractual maturities of less than two years. As of April 30, 2006 and 2005, marketable debt securities totaling $112.1 million and $58.5 million, respectively, had maturities of less than three months from the date of purchase, and are classified as cash equivalents. Realized gains from the sale of equity securities were $6.4 million during fiscal 2006. Other than this realized gain, realized gains or losses from sale of other equity or marketable securities were insignificant during fiscal years presented above.

Our investment portfolio consists of both corporate and government securities that have a maturity of less than two years. The longer the duration of these securities, the more susceptible they are to changes in market interest rates and bond yields. As yields increase, those securities previously purchased by us may show a mark-to-market unrealized loss. All unrealized losses are due to changes in interest rates and bond yields. As of April 30, 2006, we had 89 investments that were in an unrealized loss position. Of these investments, $142,000 relates to investments with an unrealized loss position of greater than one year, but less than two years.

NOTE 6—OTHER ASSETS

Other assets include prepaid software license fees paid to third party software developers for technology integrated into our products, which amounted to $662,000 and $529,000 as of April 30, 2006 and 2005, respectively, as well as capitalized software development costs of $543,000 as of April 30, 2006. There were no capitalized software development costs in fiscal 2005 or 2004. We evaluate the future realization of such costs quarterly and charge to operations any amounts that we deem unlikely to be fully realized through future sales. Such prepaid software license fees are classified as current and noncurrent assets based upon the shorter of the estimated product life or length of the contract.

NOTE 7—BUSINESS COMBINATIONS

During fiscal 2005, we acquired Cimmetry Systems, Inc. (“Cimmetry”). During fiscal 2004, we acquired TRADEC, Inc. (“Tradec”) and Eigner US, Inc. (“Eigner”). Each transaction was accounted for under the purchase method of accounting and, accordingly, the results of operations of each acquisition are included in the accompanying consolidated statements of operations since the acquisition date. Pro forma results of operations have not been presented because the effects were not material to our overall results.

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

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

utilized in valuing the other identifiable intangible assets. Key assumptions included discount factors ranging from 20% to 23% for Cimmetry and 19% to 31% for Eigner and Tradec, and estimates of revenue growth, maintenance renewal rates, cost of sales, operating expenses and taxes. The purchase price in excess of the identified tangible and intangible assets was allocated to goodwill.

Cimmetry

On February 3, 2005, we acquired substantially all of the assets and assumed certain liabilities of Cimmetry Systems, Inc. (“Cimmetry”), a privately held company. Cimmetry is a leading provider of visualization and collaboration solutions. Through the acquisition of Cimmetry we acquired visual collaboration software that has become an increasingly important element of PLM solutions. Under the terms of the acquisition, we paid $43.8 million in cash. We funded the consideration from our current investments. We had been partnering with Cimmetry for a number of years to solve critical viewing and collaboration issues and, prior to the acquisition, we integrated the Cimmetry software into our products under a license from Cimmetry.

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

The aggregate purchase price for the Cimmetry acquisition has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition in the table below.

Tradec

On September 30, 2003, we acquired all of the outstanding capital stock of Tradec, which developed cost management software solutions that enable manufacturing companies to reduce direct material costs, increase

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

productivity and improve supplier performance. The acquisition enhances our current cost management offering by leveraging Tradec’s domain expertise for addressing key aspects of direct materials cost and performance management. The acquisition allows us to deliver increased analytics capabilities and supplier collaboration for our customers to drive product profitability. The financial terms of the transaction were not material to our financial statements.

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

In connection with the acquisition of Eigner, we paid $1.5 million in hiring bonuses to certain persons who were employees of Eigner at the date of the acquisition. We also implemented a plan to terminate approximately 10% of the combined company workforce, for a total of 63 employees, to eliminate duplicative activities and reduce the cost structure of the combined company. The terminations included 30 Eigner employees and 33 Agile employees, and were made across all business functions and geographic regions. Net of these terminations, our overall headcount increased by 89 employees, across all business functions, as a result of the Eigner acquisition. The estimated cost for related severance, benefits, payroll taxes and other associated costs totaled $3.3 million, of which $2.2 million was related to the termination of the Eigner employees and $1.1 million was related to the termination of the Agile employees. As of October 31, 2003, all employees identified in the plan had been notified. Both the hiring bonuses and the severance related costs for the Eigner employees, totaling $3.7 million, were accrued for at the time of the acquisition and have been recognized as a liability assumed in the business combination. The severance related costs for the Agile employees of $1.1 million were included in restructuring charge during the second quarter of fiscal 2004 (see Note 8—Restructuring Charges of our Consolidated Financial Statements). The Eigner and Agile employee termination obligations have been fully paid as of April 30, 2004.

In addition, we agreed to pay $1.7 million in retention bonuses to certain persons who were employees of Eigner at the date of the acquisition and remain employees of Agile for six months. These bonuses were paid in February 2004 and were recorded as acquisition-related compensation in fiscal 2004.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate purchase price for the Cimmetry and Eigner acquisition has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as follows (in thousands):

	Cimmetry	Eigner
Tangible assets acquired:
Cash and cash equivalents	$—	$3,015
Accounts receivable	3,283	2,478
Property and equipment	135	1,361
Other assets	140	2,098
Liabilities assumed:
Accounts payable	(353)	(5,670)
Accrued expenses and other liabilities	(1,087)	(12,590)
Deferred revenue	(1,524)	(3,956)
Identifiable intangible assets acquired:
In-process research and development	1,700	500
Other identifiable intangible assets:
Developed technology	6,600	1,300
Customer relationships	2,400	4,000
Trademark	1,200	—
Non-compete agreements	80	1,200
Goodwill	31,202	25,549

Total	$43,776	$19,285

NOTE 8—GOODWILL AND INTANGIBLE ASSETS

The changes in carrying amount of goodwill during fiscal 2006 are as follows (in thousands):

Balance as of April 30, 2005	$66,658
Goodwill related to Cimmetry	29

Balance as of April 30, 2006	$66,687

Under SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is not subject to amortization. Rather, we evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable.

As of April 30, 2006, $28.3 million of goodwill was deductible for tax purposes over lives ranging from ten to nineteen years.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

The components of acquired identifiable intangible assets are as follows (in thousands):

	As of April 30, 2006			As of April 30, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Developed technologies	$9,200	$(4,866)	$4,334	$9,200	$(1,965)	$7,235
Customer relationships	6,882	(5,094)	1,788	7,182	(2,892)	4,290
Trademark	1,200	(300)	900	1,200	(60)	1,140
Non-compete agreements	1,280	(1,250)	30	1,280	(1,210)	70

	$18,562	$(11,510)	$7,052	$18,862	$(6,127)	$12,735

All of our acquired identifiable intangible assets are subject to amortization and have approximate original estimated useful lives as follows: Developed technologies—three to five years; Customer relationships—three years; Trademark—five years; Non-compete agreements—one year. No significant residual value is estimated for the intangible assets.

As of April 30, 2006, the estimated future amortization expense for acquired identifiable intangible assets is as follows (in thousands):

Fiscal Years:
2007	$4,037
2008	2,595
2009	240
2010	180

$7,052

NOTE 9—RESTRUCTURING CHARGES

From time to time, management has initiated various restructurings of our operations and facilities. These restructurings have been taken primarily in response to redundant or excess capacity brought about by acquisitions and/or significant changes in economic conditions and market demand. During the second quarter of fiscal 2003, we recorded a restructuring charge of $5.2 million (the “2003 Restructuring”). The 2003 Restructuring consisted primarily of the consolidation of excess facilities and abandonment of certain assets in connection with the consolidation of excess facilities. As of April 30, 2006, $642,000 of the 2003 Restructuring obligations remained, which represents costs related to excess facilities.

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

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with our acquisition of Eigner US, Inc. during the second quarter of fiscal 2004, we recorded an additional restructuring charge of $1.2 million, primarily related to the severance, benefits, payroll taxes and other associated costs of the termination of 33 Agile employees.

As of April 30, 2006, none of the 2004 Restructuring obligations remained.

In the first quarter of fiscal 2005, we terminated approximately 15% of our employees worldwide and consolidated our Chinese development centers into a single location (the “2005 Restructuring”). In connection with the 2005 Restructuring, we recorded a restructuring charge of $2.1 million. As of April 30, 2006, $420,000 of the 2005 Restructuring obligations remained, which represents costs related to severance.

During the third and fourth quarters of fiscal 2006, we terminated 40 employees and consolidated excess facilities in Massachusetts and the United Kingdom (the “2006 Restructuring”). In connection with these actions, we incurred a restructuring charge of $2.4 million, which is comprised of severance payments of $2.1 million and facilities and asset abandonment costs of $233,000. As of April 30, 2006, $1.2 million of the 2006 Restructuring obligations remained. Additionally, we reassessed our previous assumptions underlying our 2003 Restructuring related to the excess facilities charges, and, as a result, recorded an additional expense of $93,000 related to the 2003 Restructuring.

We review the assumptions used in estimating our restructuring charges, principally sublease income expectations for excess facilities and employee termination expenses, quarterly. We currently do not expect our existing restructuring estimates and assumptions to change materially.

Summary of Restructuring Obligations

The significant activity within and components of the restructuring charges as of April 30, 2006, 2005 and 2004 are as follows (in thousands):

	Employee Termination Costs	Facility- Related Costs	Asset Abandonment Costs	Other Charges	Total
Restructuring obligations at May 1, 2003	$—	$4,251	$—	$—	$4,251
2004 Restructuring charges	1,092	5,485	2,001	152	8,730
Cash payments	(1,092)	(3,731)	—	—	(4,823)
Non-cash charges	—	581	(2,001)	(152)	(1,572)

Restructuring obligations at April 30, 2004	$—	$6,586	$—	$—	$6,586
2005 Restructuring charges	1,643	366	10	113	2,132
Cash payments	(1,132)	(4,838)	—	(84)	(6,054)
Non-cash charges	(91)	91	(10)	(29)	(39)

Restructuring obligations at April 30, 2005	$420	$2,205	$—	$—	$2,625
2006 Restructuring charges	2,060	241	84	—	2,385
Cash payments	(951)	(1,702)	—	—	(2,653)
Non-cash charges	—	—	(84)	—	(84)

Restructuring obligations at April 30, 2006 (1)	$1,529	$744	$—	$—	$2,273

Accrued restructuring—current					$2,067
Accrued restructuring—non-current					206

					$2,273

(1)	The remaining employee termination and facility-related obligations are expected to be paid through the quarter ending October 31, 2007.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 10—INCOME TAXES

The components of our profit (loss) before income tax are as follows (in thousands):

	Fiscal Year Ended April 30,
	2006	2005	2004
		As Restated	As Restated
Domestic	$(9,998)	$(6,487)	$(31,397)
Foreign	2,352	(1,192)	5,754

	(7,646)	(7,679)	(25,643)

The provision for income taxes is comprised of the following (in thousands):

	Fiscal Year Ended April 30,
	2006	2005	2004
Current
Federal	$—	$—	$—
State	—	—	80
Foreign	94	484	1,214

	94	484	1,294
Deferred
Federal	399	100	—
State	42	10	—
Foreign	207	120	—

	648	230	—

Provision for income taxes	$742	$714	$1,294

The reconciliation between the amount of income tax benefit determined by applying the applicable U.S. statutory income tax rate of 34% to pre-tax loss and the actual income tax is as follows:

	Fiscal Year Ended April 30,
	2006	2005	2004
Federal statutory rate	(34)%	(34)%	(34)%
Deferred tax assets not benefited	34	34	34
Foreign taxes	1	7	6
Goodwill	9	4	—

	10%	11%	6%

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of our deferred tax assets/liabilities are as follows (in thousands):

	As of April 30,
	2006	2005
		As Restated
Deferred tax assets:
Depreciation and amortization	$1,926	$776
Reserves and accruals	7,869	18,672
Research and development credit carryforwards	9,425	9,743
Net operating loss carryforwards	107,113	99,263

Total deferred tax assets	126,333	128,454
Less: Valuation allowance	(126,333)	(128,454)
Deferred tax liabilities—goodwill	(878)	(230)

Net deferred tax liabilities	$(878)	$(230)

For financial reporting purposes, we have incurred a loss in each period since our inception. Based on the available objective evidence, including our history of losses, we believe it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, we provided for a full valuation allowance against our net deferred tax assets as of April 30, 2006, 2005, and 2004.

As of April 30, 2006, we had approximately $254.9 million of federal, $78 million of California and $46.3 million of foreign net operating loss, respectively. The foreign net operating loss carryforwards are subject to jurisdictional restrictions on their utilization. The net operating loss carryforwards will begin to expire in tax years 2010 and 2006 for federal and California purposes, respectively, if not utilized. Approximately $87.7 million of the federal net operating loss carryforward is attributable to acquisitions that, if and when the related deferred tax asset is realized in future periods, will first reduce the carrying value of goodwill, then other long lived intangible assets and then tax expense.

As of April 30, 2006, we had federal and California research and development tax credit carryforwards of approximately $4.4 and $3.3 million, respectively. These federal tax credit carryforwards begin to expire in tax year 2011, if not utilized. The California tax credit carryforwards do not expire.

In accordance with SFAS 109, net deferred tax liabilities of $230,000 and $878,000 were recorded during fiscal 2005 and 2006, respectively, for the tax effects of non-amortizable goodwill associated with the Cimmetry acquisition.

Federal and state laws impose substantial restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change”, as defined in Section 382 of the Internal Revenue Code. The Company has not yet determined whether an ownership change has occurred. If there is an “ownership change”, utilization of the net operating loss and tax credit carryforwards could be significantly reduced.

Applicable U.S. income and non-U.S. withholding taxes have not been provided on undistributed earnings from our foreign subsidiaries as such earnings are considered to be permanently invested in foreign operations.

NOTE 11—STOCKHOLDERS’ EQUITY

Preferred Stock

We are authorized to issue 10.0 million shares of $0.001 par value Preferred Stock. Our Board of Directors has the authority to issue the undesignated Preferred Stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. As of April 30, 2006 and 2005, there were no shares of Preferred Stock issued or outstanding.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rights Agreement

During fiscal 2001, we adopted a Stockholder Rights Plan (the “Rights Agreement”). Pursuant to the Rights Agreement, rights were distributed at the rate of one right for each share of common stock owned by our stockholders of record on April 26, 2001. The rights expire on April 2, 2011, unless extended or earlier redeemed or exchanged by us.

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

During fiscal 2005 and 2004, we terminated employment of individuals for whom we had recorded unearned stock compensation and had recognized related expense on an accelerated basis. Upon termination, we recorded as a recovery, within the statements of operations, the difference between the actual expenses recorded using the accelerated method and the expense that would have been recorded under the straight-line method. Additionally, during fiscal 2005 and 2004, the termination of these individuals reduced unearned stock compensation, which would have been amortized to future expense, by $1.2 million and $2.1 million, respectively.

Amortization of employee and non-employee stock options, and recoveries due to cancellations, were as follows (in thousands):

	Fiscal Year Ended April 30,
	2005	2004
	As Restated	As Restated
Amortization—employees	$2,900	$8,358
Amortization—non-employees	(4)	207
Recovery—employees	(765)	(1,441)

Total stock compensation	$2,131	$7,124

NOTE 12—EMPLOYEE BENEFIT PLANS

401(k) plan

Our employee savings and retirement plan is qualified under Section 401 of the Internal Revenue Code. Employees may elect to reduce their current compensation by up to the statutory prescribed annual limit and have the amount of such reduction contributed to the 401(k) Plan. We provided 50% match to employee contributions up to $1,500 for some periods between fiscal 2004 and 2006. Our employees may elect to participate in our 401(k) plan. Our contributions to the 401(k) plan in fiscal 2006, 2005 and 2004 were $226,000, $234,000 and $124,000, respectively.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Plans

1995 Stock option plan

In May 1995, we adopted the 1995 Stock Option Plan (the “1995 Plan”), which, as amended, provides for the issuance of incentive and nonqualified stock options to our employees, directors and non-employees. The ability to grant incentive stock options under the 1995 Plan expired in May 2005. Under the 1995 Plan, 16.8 million shares have been authorized for issuance as of April 30, 2006. This reserve will be automatically increased on the first day of each fiscal year by the lesser of 1.0 million shares per year, 5% of the number of shares of our common stock which were issued and outstanding on the last day of the preceding fiscal year or a number of shares determined by our Board of Directors. Our Board of Directors, or a committee designated by the Board, determines the vesting schedule and term of each grant. As of April 30, 2006, there were 4.0 million shares available for issuance under the 1995 Plan.

Employee stock purchase plan

In June 1999, our Board of Directors adopted the 1999 Employee Stock Purchase Plan (the “Purchase Plan”), which became effective on the date of our initial public offering, and reserved 1.0 million shares of common stock for issuance thereunder. This reserve was automatically increased to 2.0 million shares on May 1, 2000, and will increase each May 1 thereafter, until and including May 1, 2009, by an amount equal to the lesser of 1.0 million shares per year, 2% of the number of shares of common stock which are issued and outstanding on the last day of the preceding fiscal year or a number of shares determined by our Board of Directors. Employees generally will be eligible to participate in the Purchase Plan if they are employed by us for more than 20 hours per week and more than five months in a fiscal year. In general, the price at which the common stock is purchased under the Purchase Plan is 85% of the lesser of the fair market value of our common stock on the first day of the applicable offering period or on the purchase date. Employees generally may not purchase more than 2,000 shares in an offering period or shares having a value greater than $25,000 in any calendar year, as measured at the beginning of the offering period.

Under the Purchase Plan, we issued 399,000 shares at an average price per share of $5.69 in fiscal 2006, 324,000 shares of common stock at an average price per share of $6.14 in fiscal 2005 and 263,000 shares at an average price per share of $6.70 in fiscal 2004. As of April 30, 2006, there were 4.9 million shares available for issuance under the Purchase Plan.

2000 Nonstatutory stock option plan

In February 2000, we adopted the 2000 Nonstatutory Stock Option Plan (the “2000 Plan”), which provides for the issuance of nonqualified stock options to our employees and non-employees. Under the 2000 Plan, 19.5 million shares of common stock have been authorized for issuance. Our Board of Directors, or a committee designated by the Board, determines the vesting schedule and term of each grant. As of April 30, 2006, there were 10.9 million shares available for issuance under the 2000 Plan.

Options granted under our 1995 Plan and 2000 Plan are granted at fair market value on the date of grant or at a discount to fair market value. Options granted at fair market value generally have a ten year term and vest monthly, over three or four years from the date of grant. Options granted with an exercise price of $.001 per share, referred to as “Par Value Options”, generally have a 30 to 90 day term, and expire if not exercised by the end of such term. When Par Value Options are exercised, sales of the shares acquired are restricted and will be forfeited to the Company if the optionee ceases to be employed by the Company prior to vesting. Vesting of the acquired shares occurs (i.e., the restrictions and forfeiture provisions lapse) quarterly or on specified dates over two to three years from the date of grant.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock compensation

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” as interpreted by SEC Staff Accounting Bulletin (“SAB”) No. 107, effective May 1, 2005. SFAS 123R requires the recognition of the fair value of stock compensation in net income (loss). We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock compensation is accounted for as an equity instrument. Prior to May 1, 2005, we followed Accounting Principles Board (“APB”) Opinion 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for our stock compensation.

We elected the modified prospective method in adopting SFAS 123R. Under this method, the provisions of SFAS 123R apply to all awards granted or modified after the date of adoption. The unrecognized expense of awards not yet vested at the date of adoption is recognized in net income (loss) in the periods after the date of adoption, using the same valuation method (i.e. Black-Scholes) and assumptions determined under the original provisions of SFAS 123, “Accounting for Stock-Based Compensation,” as disclosed in our previous filings. The cumulative effect of the change in accounting principle from APB 25 to SFAS 123R was not material. Additionally, our unearned stock compensation balance of $10.1 million as of April 30, 2005, which was accounted for under APB 25, was reclassified into our additional paid-in-capital upon the adoption of SFAS 123R on May 1, 2005.

Under the provisions of SFAS 123R, we recorded $4.3 million of stock compensation on our consolidated statement of operations for fiscal 2006. We utilized the Black-Scholes valuation model for estimating the fair value of the stock compensation granted after the adoption of SFAS 123R, with the following weighted-average assumptions (fiscal 2005 and 2004 assumptions were utilized for the purpose of calculating the pro forma information under SFAS 123):

	Stock Option Plans			Stock Purchase Plan
	Fiscal Year Ended April 30,			Fiscal Year Ended April 30,
	2006	2005	2004	2006	2005	2004
Dividend yield	—	—	—	—	—	—
Expected volatility	60%	64%	54%	34%	41%	48%
Average risk-free interest rate	4.40%	3.69%	3.79%	4.00%	2.35%	1.21%
Expected life (in years)	5	5	5	0.5	0.5	0.5

The dividend yield of zero is based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends. Expected volatility is based on the combination of historical volatility of our common stock over the period commensurate with the expected life of the options and the mean historical implied volatility from traded options on our common stock with a term of 180 days or greater measured over one year. The risk-free interest rate is derived from the average U.S. Treasury Strips rate during the period, which approximates the rate in effect at the time of grant. The expected life calculation is based on the observed and expected time to post-vesting exercise and forfeitures of option by our employees.

Based on the above assumptions, the weighted-average fair values of the options granted under the stock option plans during fiscal 2006, 2005 and, 2004 was $4.95, $4.51 and $5.16, respectively. The weighted average fair value per share of shares subject to purchase under the employee stock purchase plan during fiscal 2006, 2005 and 2004 was $1.71, $2.14 and $2.60, respectively.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on our historical experience of pre-vesting option cancellations, we have assumed an annualized forfeiture rate of 15% for our options. Under the true-up provisions of SFAS 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

Total compensation cost of fair market value options granted and Par Value Options exercised, but not yet vested as of April 30, 2006, was $9.6 million, which is expected to be recognized over a weighted average period of 1.5 years.

SFAS 123R requires us to present pro forma information for the comparative period prior to the adoption, as if we had accounted for all our employee stock options under the fair value method of the original SFAS 123. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation in the prior-year periods (in thousands, except per share amounts).

	Fiscal Year Ended April 30,
	2005			2004
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Net loss	$(7,194)	$(1,199)	$(8,393)	$(24,095)	$(2,842)	$(26,937)
Add: Stock-based compensation included in reported net loss	932	1,199	2,131	4,282	2,842	7,124
Less: Stock-based employee compensation under SFAS No. 123	(44,467)	(843)	(45,310)	(25,736)	(4,534)	(30,270)

Pro forma net loss	$(50,729)	$(843)	$(51,572)	$(45,549)	$(4,534)	$(50,083)

Net loss per basic and diluted share as reported	$(0.14)	$(0.02)	$(0.16)	$(0.48)	$(0.06)	$(0.54)

Pro forma net loss per basic and diluted share	$(0.96)	$(0.01)	$(0.97)	$(0.91)	$(0.09)	$(1.00)

Stock compensation expense under SFAS 123R starting on May 1, 2005, and under APB 25 or SFAS 123 (pro forma disclosure) for the prior periods, was recognized using the accelerated method in accordance with Financial Accounting Standard Board (“FASB”) Interpretation (“FIN”) No. 28.

Stock Option Acceleration

On April 30, 2005, our Board of Directors approved the immediate acceleration of the vesting of all stock options held by employees and officers under its stock option plans with an exercise price of $6.76 or higher. Options held by non-employee directors were excluded from the vesting acceleration. The closing price of the Company’s common stock on April 28, 2005, the last trading day before approval of acceleration, was $6.58. As a result, the accelerated options are immediately exercisable by employees without any employment-related restriction, but as a condition to the acceleration and to avoid any unintended personal benefits, we also imposed a holding period on shares underlying the accelerated options that will require all optionees to refrain from selling any shares acquired upon the exercise of the options until the date on which such shares would have vested under the options’ original vesting terms.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The primary purpose of the accelerated vesting was to reduce future compensation expense associated with the accelerated stock options upon the adoption of FASB Statement No. 123R, “Share-Based Payments,” (“SFAS 123R”). We estimated that the acceleration eliminated $24.9 million in future stock compensation expense we would otherwise have taken with respect to the accelerated options. The Company’s Board of Directors believed, based on its consideration of this potential expense savings and the current intrinsic and perceived value of the accelerated stock options, the acceleration was in the best interests of the Company and its shareholders. The Board of Directors further believes the acceleration was consistent with possible changes to the Company’s overall equity compensation approach, which were expected to include a reduction in the number of stock options granted to employees.

The following table summarizes activity under our 1995 Plan and 2000 Plan (in thousands, except per share amounts):

	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price
Balance at April 30, 2003	11,240	15,135	$10.22
Options authorized	1,000	—	—
Options granted	(6,229)	6,229	9.59
Options exercised	—	(1,215)	6.66
Options canceled	2,053	(2,053)	12.02
Unvested shares repurchased	2	—	—

Balance at April 30, 2004	8,066	18,096	$10.04
Options authorized	1,000	—	—
Options granted	(5,957)	5,957	7.50
Options exercised	—	(848)	5.44
Options canceled	3,882	(3,882)	11.16
Unvested shares repurchased	2	—	—

Balance at April 30, 2005	6,993	19,323	$9.24
Options authorized	1,000	—	—
Options granted (1)	(5,631)	5,631	1.28
Options exercised (1)	—	(4,384)	.42
Options canceled (1)	12,612	(12,612)	10.65

Balance at April 30, 2006	14,974	7,958	$6.23

(1)	Total options canceled during fiscal 2006 include approximately 11.6 million options that were surrendered as part of the option exchange (as described below). Total options granted during fiscal 2006 include 3.9 million options granted in the option exchange with an exercise price equal to the par value of our common stock ($0.001) and a weighted average grant-date fair value of $6.81. Of these options, 3.4 million were immediately exercisable and are included in total options exercised. However, these options were subject to a vesting period of approximately two years.

During fiscal 2006, 899,000 Par Value Options, with weighted average grant-date fair value of $6.81, were vested and 236,000 Par Value Options, with weighted average grant-date fair value of $6.81, were forfeited. As of April 30, 2006, 2.6 million Par Value Options, with weighted average grant-date fair value of $6.72, were outstanding and subject to forfeiture upon termination of employment.

During fiscal 2006, the total intrinsic value of stock options exercised was $26.5 million.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the information about stock options outstanding and exercisable as of April 30, 2006 (shares and intrinsic value in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractural Life (Years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
$0.001-$5.00	850	5.41	$1.37		398	$2.05	4.85
5.11- 5.11	1,309	6.44	5.11		1,302	5.11	6.44
5.41- 6.23	762	6.70	6.02		615	6.03	6.46
6.25- 6.25	963	6.21	6.25		816	6.25	6.02
6.26- 6.39	820	7.28	6.32		111	6.32	7.06
6.39- 6.97	681	7.73	6.61		535	6.61	7.53
6.97- 7.40	1,038	8.05	7.35		1,023	7.35	8.09
7.41- 8.32	796	8.27	7.60		795	7.60	8.27
8.34-22.33	732	6.47	10.27		732	10.27	6.47
29.00-29.00	7	4.69	29.00		7	29.00	4.69

$0.001-$29.00	7,958	6.92	$6.23	$9,376	6,334	$6.60	6.89	$5,806

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing price of our common stock on April 30, 2006 (i.e. $6.97) and the exercise price of the underlying options.

Option Exchange/Shares Withheld

On July 11, 2005, Agile extended an offer to exchange outstanding options with an exercise price of $6.76 per share or greater for new options with an exercise price of $0.001 per share. The exchange ratio in the offer was one new option share for each three old option shares tendered for exchange. The new options vest over a period of approximately two years (one-third on December 1, 2005, one-third on September 1, 2006 and one-third on June 1, 2007). Participation in the offer was voluntary, and was limited to then-current employees. Non-employee members of the board of directors were not eligible to participate. At the time the offer was made, there were options to purchase 19.1 million shares outstanding, of which options to purchase approximately 14 million shares were eligible for exchange in the exchange offer.

On midnight of August 19, 2005, the exchange offer expired. Of the approximately 14 million options eligible to participate in the exchange offer, approximately 11.6 million options were surrendered and exchanged into approximately 3.9 million new options, with an exercise price equal to the par value of our common stock of $0.001, on the next business day (August 22, 2005). As a result of the exchange, our total number of options outstanding decreased by approximately 7.7 million shares. For financial accounting purposes, the exchange resulted in an additional stock compensation expense of $315,000, which will be recognized over the approximately two-year vesting term of the new options or restricted stock.

These new options granted to U.S. employees (including U.S. taxpayers employed in India) were immediately exercisable for restricted stock and could only be exercised through November 30, 2005. The restrictions on the sale of the stock lapse over the same period as the option vests, or approximately two years. On each vesting date of the restricted stock, we will withhold sufficient shares to cover the minimum statutory tax withholding requirements, based on the market value of our common stock at the time of vesting. As a result, the number of shares of restricted stock outstanding will decrease by the number of shares withheld to cover the

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tax obligation arising on each vesting date, and Agile will make a cash payment to the Internal Revenue Service and state tax authorities to cover the applicable withholding taxes. On the first vesting date of December 1, 2005, we withheld 388,000 shares of restricted stock for this purpose, and paid $2.4 million to the Internal Revenue Service and state tax authorities for the withholding tax obligations due on the vested shares. The amount of this tax payment, together with other tax obligations of $300,000 incurred as a result of other vesting of restricted stock during the period, for an aggregate cash payment of $2.7 million, is included as an adjustment to our accumulated deficit and within cash flows from operating activities for fiscal 2006.

NOTE 13—COMMITMENTS AND CONTINGENCIES

Lease Obligations

We have entered into non-cancelable operating leases for office space with original terms up to 128 months. The terms of certain operating leases provide for rental payments on a graduated scale. We recognize expense on a straight-line basis over the lease period and have accrued for rent expense incurred but not paid. The future minimum lease payments under these leases as of April 30, 2006 are as follows (in thousands):

Fiscal Year	Future Minimum Lease Payments	Less Sublease Income	Net Future Minimum Lease Payments
2007	$3,463	$87	$3,376
2008	2,567	44	2,523
2009	1,729	—	1,729
2010	1,582	—	1,582
2011	1,510	—	1,510
Thereafter	339	—	339

Total minimum lease payments	$11,190	$131	$11,059

Lease obligations also include $744,000 of accrued excess facilities costs. We lease facilities under non-cancelable operating leases that expire through July 2011.

Rent expense under non-cancelable operating leases was $2.6 million for both fiscal 2006 and 2005, and $8.8 million, net of sublease rental income of $166,000, for fiscal 2004.

Indemnification obligations

Our software license agreements typically provide for indemnification of customers for intellectual property infringement claims. To date, no such claims have been filed against us. We also warrant to customers that software products operate substantially in accordance with specifications. Historically, minimal costs have been incurred related to product warranties, and, accordingly, no accruals for warranty costs have been made.

We, as permitted under Delaware law and in accordance with our Bylaws, indemnify our officers, directors and members of our senior management for certain events or occurrences, subject to certain limits, while they were serving at our request in such capacity. In this regard, we have received, or expect to receive, requests for indemnification by certain current and former officers and directors in connection with our review of our historic stock option granting practices and the related restatement, related governmental inquiries, and shareholder derivative litigation and class action litigation described below. The maximum amount of potential future indemnification is unknown and potentially unlimited; however, we have directors’ and officers’ liability

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

insurance policies that enable us to recover a portion of future indemnification claims paid, subject to retentions, conditions and limitations of the policies. As a result of this insurance coverage, we believe that the fair value of these indemnification claims is not material.

Litigation

Shareholder derivative lawsuits

On December 5, 2006, a purported shareholder filed a derivative action in the Federal District Court for the Northern District of California, titled Meek v. Stolle et al., No. C06-7343 RS. Subsequently, three additional derivative actions, with essentially the same allegations as the first, were filed in the same court. Each of the lawsuits is a shareholder derivative lawsuit, brought purportedly on our behalf. Each complaint names as defendants certain directors and current and former officers. The complaints, when read together, allege that the individual defendants caused or allowed backdated stock options to be granted from August 1999 through October 2003, in violation of the federal securities laws and their fiduciary duties to the company and its shareholders. No specific amounts of damages were alleged, although the complaints seek rescission of the options alleged to be backdated and the recovery of profits from the defendants’ sales of company stock. It is expected that all of these derivative actions will be consolidated into one action. The Company’s board of directors and management intend to review the allegations of the action(s) and will respond in a manner the Board considers to be in the best interests of the shareholders.

IPO securities class action litigation

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

The Company is aware that similar allegations have been made in other lawsuits filed in the Federal District Court in the Southern District of New York (the Court) challenging over 300 other initial public offerings and secondary offerings conducted in 1999 and 2000. Those cases have been consolidated for pretrial purposes before the Honorable Judge Shira A. Scheindlin. On July 15, 2002, the Agile Defendants (as well as all other issuer defendants) filed a motion to dismiss the complaint. On February 19, 2003, the Court ruled on the motions to dismiss. The Court denied the motions to dismiss claims under the Securities Act of 1933 in all but 10 of the cases. In the case involving the Company, these claims were dismissed as to the initial public offering, but not the secondary offering. The Court denied the motion to dismiss the claim under Section 10(a) of the Securities Exchange Act of 1934 against the Company and 184 other issuer defendants, on the basis that the amended complaints in these cases alleged that the respective issuers had acquired companies or conducted follow-on

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

offerings after the initial public offerings. As a consequence, the Court denied the motion to dismiss the Section 20(a) claims against the individual defendants. The motion to dismiss the Section 10(a) claims was granted with prejudice as to the individual defendants.

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

The Court has granted preliminary approval of the settlement. It held a hearing on April 24, 2006 to consider final approval of the settlement, and will issue a ruling at some time in the future. On December 5, 2006, the Second Circuit Court of Appeals (which oversees the Court) issued a decision in In re Initial Public Offering Securities Litigation, WL 3499937 (2d Cir. Dec. 5, 2006), reversing the Court’s ruling certifying six of the cases in the consolidated proceedings as class actions. On December 14, 2006, the Court agreed to stay all proceedings, including consideration of the settlement, pending a decision from the Second Circuit on whether it will hear further argument on the class certification issue.

We are also subject to various other claims and legal actions arising in the ordinary course of business. In our opinion, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition, results of operations, or cash flows.

Other commitments

In connection with our acquisition of Eigner, we assumed a commitment to purchase consulting services from a vendor to Eigner, which commitment provides for quarterly payments through fiscal 2007 totaling $338,000.

NOTE 14—SEGMENT AND GEOGRAPHIC INFORMATION

We have one operating segment, product lifecycle management solutions. We market our products in the United States and in foreign countries through our direct sales force and indirect distribution channels.

The following geographic information is presented for fiscal 2006, 2005 and 2004 (in thousands):

	Fiscal Year Ended April 30,
	2006	2005	2004
Revenues:
North America	$94,186	$80,380	$60,327
Europe	31,392	29,388	24,167
Asia-Pacific	6,491	7,219	11,811

	$132,069	$116,987	$96,305

No single customer has accounted for 10% or more of total revenues in fiscal 2006, 2005 or 2004. Fiscal 2006 revenues include $17 million from Germany, which is approximately 13% of total revenues for fiscal 2006. No countries accounted for more than 10% of total revenues during fiscal 2005 and 2004.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents our long-lived assets by geographic location, as of the balance sheet dates (in thousands):

	Fiscal Year Ended April 30,
	2006	2005
Long-lived assets:
North America	$7,135	$8,335
Europe	1,084	1,401
Asia-Pacific	478	331

	$8,697	$10,067

NOTE 15—SUBSEQUENT EVENTS

Prodika Acquisition

On June 30, 2006, we acquired Prodika, Inc. (“Prodika”), a provider of PLM solutions for the consumer packaged goods (CPG) industry, particularly the food and beverage sector. Under the terms of the acquisition, we paid $15.0 million in cash to acquire all of the outstanding capital stock of Prodika. In addition, we may have to pay additional consideration, in the form of an earnout, of up to $12.5 million, subject to our booking certain net license revenues from sales of certain products, through January, 2008. We have funded the $15.0 million upfront portion of the purchase price from our cash and investments and expect to fund any earnout payments from the same source. Prior to the acquisition, we had no direct relation with Prodika.

Nasdaq Delisting

As a result of the delayed filing of our periodic reports with the SEC, on August 1, 2006, we received a Nasdaq staff determination letter indicating that we had failed to comply with the filing requirement for continued listing set forth in Nasdaq Marketplace Rule 4310(c)(14), due to our failure to timely file our Annual Report on Form 10-K for fiscal 2006, and that our securities are, therefore, subject to delisting from the Nasdaq Global Market. We received and announced two additional Nasdaq staff determination letters with respect to our failure to timely file our Quarterly Reports on Form 10-Q for the first and second quarters of fiscal 2007. We requested and subsequently attended a hearing before the Nasdaq Listing Qualifications Panel (“Listing Panel”), which was held on September 14, 2006, to appeal the staff determination and presented a plan to cure both filing deficiencies and regain compliance. On October 11, 2006, Nasdaq notified us that the exception had been granted, and that it would continue to list our shares on the Nasdaq Global Market, provided that we file our Form 10-K for fiscal 2006, our Form 10-Q for the first quarter of fiscal 2007, and all required restatements on or before January 8, 2007. Although we were unable to meet this condition by January 8, 2007, the Nasdaq Listing and Hearing Review Council (“Listing Council”), pursuant to its discretionary authority under Marketplace Rule 4807(b), has decided to review the decision of the Listing Panel, and has stayed the decision to suspend our securities from trading, pending further action by the Listing Council. Our stock will continue to be listed on the Nasdaq Global Market pending the decision by the Listing Council on our request for a further extension within which to comply with the listing rules. Upon the filing of this Form 10-K for fiscal 2006 and our Form 10-Q for our quarters ended July 31, 2006 and October 31, 2006, we will be current with our filing requirements under the Securities and Exchange Act of 1934 and, as a result, expect that we should no longer be subject to delisting from the Nasdaq Global Market.

AGILE SOFTWARE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 16—UNAUDITED QUARTERLY CONSOLIDATED FINANCIAL DATA

The information presented below for each quarter of fiscal years 2005 and 2006 is derived from our unaudited consolidated financial statements as adjusted for the matters described in Note 2 “Restatement of Consolidated Financial Statements” of the notes to the consolidated financial statements included elsewhere in this Form 10-K. The information has been, in management’s opinion, prepared on a basis consistent with the audited consolidated financial statements contained elsewhere in this Form 10-K and includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of this information, when read in conjunction with our audited consolidated financial statements and notes thereto. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K, and the financial statements and related financial information contained in such previously-filed reports should no longer be relied upon. For detail of adjustments to each interim period, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Quarter				Fiscal Year
	Fourth	Third	Second	First
Fiscal 2006
Total revenues	$33,404	$32,802	$31,479	$34,384	$132,069
Gross margin	22,560	21,394	19,188	21,205	84,347
Net income (loss) (1)	3,072	(4,140)	(4,000)	(3,320)	(8,388)
Net income (loss) per basic and diluted share (1)	$0.06	$(0.08)	$(0.07)	$(0.06)	$(0.15)
Fiscal 2005
Total revenues	$32,009	$30,280	$28,217	$26,481	$116,987
Gross margin, as restated	20,655	20,341	18,762	17,538	77,297
Net income (loss), as restated (2)	(4,790)	51	(311)	(3,344)	(8,393)
Net income (loss) per basic and diluted share, as restated (2)	$(0.09)	$0.00	$(0.01)	$(0.06)	$(0.16)

(1)	Net loss and net loss per basic and diluted share in the third and fourth quarter of fiscal 2006 includes $1.7 million and $657,000 of restructuring charges, respectively. Net loss and net loss per basic and diluted share in the fourth quarter of fiscal 2006 also includes $6.4 million of gain on sale of investments and $745,000 of acquisition related expenses.
(2)	Net loss and net loss per basic and diluted share in the first quarter of fiscal 2005 includes $2.1 million of restructuring charges and in the fourth quarter of fiscal 2005 includes acquired in-process research and development charges of $1.7 million.

Schedule II—Consolidated Valuation and Qualifying Accounts

	Balance at Beginning of Period	Provision	Deductions	Balance at End of Period
	(In thousands)
For the Year Ended April 30, 2004
Allowance for doubtful accounts	$1,158	$550	$196	$1,512
Allowance for sales returns	928	—	—	928
Allowance for deferred tax assets, as restated	88,335	52,198	—	140,533

	$90,421	$52,748	$196	$142,973
For the Year Ended April 30, 2005
Allowance for doubtful accounts	$1,512	$586	$206	$1,892
Allowance for sales returns	928	100	100	928
Allowance for deferred tax assets, as restated	140,533	—	12,079	128,454

	$142,973	$686	$12,385	$131,274
For the Year Ended April 30, 2006
Allowance for doubtful accounts	$1,892	$16	$120	$1,788
Allowance for sales returns	928	(82)	88	758
Allowance for deferred tax assets	128,454	—	2,121	126,333

	$131,274	$(66)	$2,329	$128,879

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Special Committee and Audit Committee Investigations

Stock Options Review.    On October 23, 2006, we concluded that prior period financial statements should be restated to record additional stock compensation expense, resulting from certain stock option grants in prior periods that were incorrectly accounted for under generally accepted accounting principles in the United States (“GAAP”). Our decision to restate our financial statements was based on a review by management and facts obtained during a voluntary independent review into our stock option grants and procedures that was conducted under the direction of a Special Committee of one independent director appointed by the Audit Committee of the Board, with the assistance of independent legal counsel. The review covered option grants made to all employees, directors and non-employees during the period from the date of our initial public offering in August 1999 to July 2006, consisting of over 200 grant dates (representing over 3,000 individual option grants). The review included an extensive examination of our stock option grant practices, accounting policies, accounting records, supporting documentation, and electronic data, including e-mail, as well as interviews with current and former employees and members of our Board. The Special Committee’s review identified circumstances where the grant date used as the “measurement date” for accounting purposes preceded the appropriate measurement date, as defined under GAAP. The Special Committee determined that grants for which errors were found were primarily granted from August 1999 through October 2003.

For approximately two-thirds of the Company’s historical option grant measurement dates, representing approximately 140 grant dates, the Special Committee found no evidence establishing that the original measurement date used for accounting purposes was inappropriate. On other grant dates, the Special Committee found that there was an insufficient basis to rely on the Company’s original stated grant date to support recorded measurement dates used to account for certain stock options, which were granted primarily from August 1999 through October 2003. Approximately 97% of the total in-the-money value (market price on the actual measurement date minus exercise price) of the options found to have incorrect measurement dates was attributable to those options granted prior to April 30, 2002. In particular, with respect to such grants, the Special Committee determined that one or more of the following situations existed: the Company had made grants by means of unanimous written consents of the Board or the Compensation Committee, wherein all the signatures of the members were not received on the grant date specified in the consents; the Company made several company-wide grants pursuant to an approval of the Board or Compensation Committee or by the Company’s chief executive officer under delegated authority from the Board, but the list of grantees and number of options allocated to each grantee was not finalized as of the stated grant date; and during the period from August 1999 through October 2003, the Company followed a practice to set the grant date and exercise price for option grants for new hires as of the date of hire or the date of approval by the CEO, and, for some of these grants, related documentation suggested that the option granting process involved the determination of a grant date that preceded the actual approval date. The Special Committee’s inquiry also identified less frequent measurement date errors that we believe were not material, such as grants made to a small number of employees who had not formally commenced their employment as of the grant approval date.

To determine the correct measurement dates for these options under applicable accounting principles, we followed the guidance in Accounting Principles Board Opinion No. 25 (“APB No. 25”), which deems the “measurement date” as the first date on which all of the following are known: (1) the individual employee who is entitled to receive the option grant; (2) the number of options that an individual employee is entitled to receive; and (3) the option’s exercise price. In addition, the “measurement date” cannot be earlier than the date on which the grant is approved. In instances where we determined we could not rely on the original grant date for an option, we determined corrected measurement dates based on our ability to establish or confirm, in our reasonable judgment, whether through other documentation, consistent or established Company practice or processes, or credible circumstantial information, that all requirements for the proper granting of the option had been satisfied under applicable accounting principles.

In addition to accounting adjustments due to measurement date changes, the Company found accounting errors relating to: unintentional “repricing” of grants due to duplicate grant dates; grants to non-employees for which an incorrect amount of stock compensation expense had been recognized; modifications of grants for which an incorrect amount of stock compensation expense had been recognized; and one grant of a discounted option for which no stock compensation expense had been recognized. The accounting adjustments resulting from these errors represent less than 2% of the total cumulative adjustment to stock compensation expense. See Note 2, “Restatement of Consolidated Financial Statements,” and Note 16 “Unaudited Quarterly Consolidated Financial Data,” to the consolidated financial statements included in this Form 10-K for a detailed discussion of the adjustments.

The Special Committee completed its review consistent with its original scope and work plan, and found no evidence of any intention to deceive or impede the Committee’s investigation or to destroy or alter documents. It noted that current management encouraged and fully cooperated in the review. The Special Committee found no evidence that any of the Company’s current officers, including its CEO, CFO, General Counsel, Senior Vice President of Human Resources or Vice President of Finance or its former CEO, engaged in any intentional mis-dating of options, self-dealing or manipulation of the Company’s financial results. The Special Committee also found that the evidence suggested an effort, in late 2003, by the then current management to improve and formalize the Company’s option grant practices by putting in place processes that substantially eliminated the risk of these issues recurring.

Beginning in November 2003, the Company’s practice for options granted by unanimous written consent of the Compensation Committee is to utilize as a measurement price the closing price of the day on which consent has been received from all members of the Compensation Committee. As such, draft unanimous written consents are not deemed dated until all members of the Compensation Committee have approved a proposed grant and written confirmation of that authorization has been received. Current practice for options granted by written consent of the CEO, under authority delegated by the Board, is to make grants on Fridays only and utilize as a measurement date the closing price of the common stock on the Friday on which the grant was made. Additionally, along with records of all grants made by the CEO, records are kept for all weeks in which no such grants are made.

Taiwan Sales Office.    In addition to the restatement described above as a result of our review of our historical stock option grant practices, our consolidated financial statements included in this Form 10-K reflect adjustments to our financial information previously reported in our press release, dated May 25, 2006, for the quarter and fiscal year ended April 30, 2006 (“Press Release”). The adjustments arose out of an investigation by our Audit Committee, as reported in our Form 8-K filed with the SEC on July 14, 2006, into certain transactions entered into by our Taiwan sales office. The investigation initially centered upon confirmation of the validity of a specific sale transaction. It was subsequently expanded to include a review of all material revenue transactions entered into by the Taiwan sales office during fiscal years 2004 through 2006 and our relationship with, and transactions entered into with and by, a reseller in Taiwan. The investigation involved interviews with key employees, resellers and customers, and review of documentation and computer files, including emails.

Upon the conclusion of this investigation we determined that approximately $632,000 of revenue that we had previously announced, in the Press Release, as revenue recognized for the fourth quarter of fiscal 2006, would be more appropriately recognized during the first quarter of fiscal 2007. Our consolidated financial statements included in this Form 10-K reflect that change and the $632,000 of revenue is included in the revenue for the first quarter of fiscal 2007 and reflected in our Quarterly Report of Form 10-Q for the first quarter of fiscal 2007 being filed concurrently with this Form 10-K. We determined that recognizing this revenue in the first quarter of fiscal 2007 was more appropriate than in the fourth quarter of fiscal 2006, based primarily on certain information uncovered during the investigation, but unknown to us at the time we first announced our results for the fourth quarter of fiscal 2006. This information includes (i) the fact that the reseller entity through which the sale occurred was partially owned by individuals who were, or who were related to, employees of our Taiwan sales office, and (ii) statements made during interviews of representatives of the end-user created uncertainty as to whether the end user placed the order for the software with the reseller during the fourth quarter of fiscal 2006 or the first quarter of fiscal 2007. Thus, although at the time we announced our preliminary financial results for the fourth quarter of fiscal 2006, we had evidence of sell-through from the reseller to the end-user consistent with our revenue recognition policy, upon receipt of this additional information we deferred recognizing this revenue until June 2006, when additional evidence of sell-through from the reseller to the end user was received. As a result of the investigation, the Company’s management identified and reported to our Audit Committee and independent registered public accounting firm material weaknesses in the Company’s internal control over financial reporting as of April 30, 2006.

We discovered no evidence that any employee of the Company outside of the Taiwan sales office was involved in the matters that were the subject of the investigation, or that events similar to those under investigation had occurred in our operations outside Taiwan.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed or submitted under the Securities and Exchange Commission’s rules and forms is recorded, processed, summarized and reported within the time periods specified under such rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (Exchange Act)) as of April 30, 2006, which included an evaluation of disclosure controls and procedures applicable to the period covered by the filing of this Annual Report. Based on this evaluation, and due to the material weaknesses in our internal control over financial reporting relating to the control environment in our Taiwan operations and controls over reseller revenue described in Management’s Report on Internal Control Over Financial Reporting set forth below, our disclosure controls and procedures were not effective, as of April 30, 2006, at the reasonable assurance level.

Notwithstanding these material weaknesses, we believe our consolidated financial statements presented in this Form 10-K fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for all periods presented herein.

In conjunction with the investigative procedures above, management evaluated the appropriateness of the financial statements by considering the results of the review into the matters discussed above, including the review of our procedures for determination of stock compensation expense and of revenue generated through our resellers, and the accounting impact of the conclusions reached at the completion of each review.

Although, as noted above, we are restating the consolidated balance sheet as of April 30, 2005 and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the years in the two-year period ended April 30, 2005, management has concluded that there were no material weaknesses relating to our stock option grant practices and accounting for stock compensation expense, deferred compensation and deferred tax assets as of April 30, 2006, and that the likelihood of stock compensation expense being materially misstated in the future is remote. In the Special Committee’s review of our historical stock option grant practices, deficiencies in internal control over financial reporting with respect to our stock option grants were determined to exist. However, as described above, in November 2003, we changed our practices related to stock option grants and substantially remediated such control deficiencies. Because no material errors in accounting for stock compensation expense occurred subsequent to the aforementioned remediation, and based on our evaluation of disclosure controls and procedures and assessment of internal control over financial reporting as of April 30, 2006, we concluded that there is not a material weakness in disclosure controls and procedures or of internal control over financial reporting related to accounting for stock compensation expense as of such date.

In coming to the conclusion that there were no material weaknesses relating to our accounting for stock compensation expense, management considered, among other things, the conclusions of the Special Committee that, while we used incorrect accounting measurement dates for certain historical stock option grants, those errors were not the result of fraud by current management, and no evidence was found raising concerns about the integrity of current management. In addition, our option grant practices improved significantly beginning in late 2003, when the last grant with a material measurement date discrepancy was made.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company. Internal control over financial reporting is defined in Rule 13a-15(f) promulgated under the Exchange Act as a process designed by, and under the supervision of, a company’s principal executive and principal financial officers, and effected by a company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of April 30, 2006. In making this assessment, our management used the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management identified and reported to our Audit Committee and independent registered public accounting firm the following material weaknesses in the Company’s internal control over financial reporting as of April 30, 2006:

Control environment in our Taiwan operations:

A control environment sets the tone of an organization, influences the control consciousness of its people, and is the foundation of all other components of internal control over financial reporting.

We did not maintain an effective control environment in our Taiwan operations. Specifically: (i) our program of annual certification by employees of compliance with the Code of Business Conduct and Ethics (“Code of Conduct”) did not require annual certification of compliance by the employee; (ii) we did not provide training programs concerning the Code of Conduct to every employee in all offices outside of the United States; (iii) processes surrounding our quarterly certifications by sales personnel did not require all sales personnel to certify understanding of and compliance with revenue recognition policies and as to authenticity of sales documentation, and other certifications were not obtained from certain key employees; (iv) our employee hiring background review procedures did not require background reviews of all prospective employees; (v) our policies concerning qualification, retention, monitoring and evaluation of resellers did not require sufficient oversight by management; and (vi) our standard reseller agreements did not require representations concerning the independence of and absence of conflicts between the reseller and us. This control deficiency permitted management at our Taiwanese subsidiary to enter into improper arrangements made with one of our resellers, which were not detected in a timely manner and could have resulted in a misstatement of the Company’s accounts and disclosures that would have resulted in a material misstatement of its annual or interim consolidated financial statements and would not have been prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness and contributed to the second material weakness that we have identified, described below.

Controls over reseller revenue.    We did not maintain effective controls over the completeness and accuracy of our reseller revenue. Specifically, we did not maintain effective controls over the completeness and accuracy of reseller revenue related to certain transactions within our Taiwanese subsidiary to ensure that the reseller revenue derived from such transactions was recorded in accordance with GAAP. This control deficiency resulted in an audit adjustment to the 2006 consolidated financial statements as described above. Additionally, this control deficiency could have resulted in a misstatement of the Company’s revenue, deferred revenue and accounts receivable that would have resulted in a material misstatement of its annual or interim consolidated financial statements that would not have been prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

Because of these two material weaknesses, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2006, based on the criteria set forth in Internal Control—Integrated Framework issued by the COSO.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Material Weaknesses

We have taken, and are developing further plans to take, significant actions to remediate the material weaknesses noted above, as follows: (i) our program of annual certification by our employees of compliance with our Code of Conduct has been modified to require each employee to certify that he or she is aware of, and familiar with, the Code, understands its contents, has fully complied with it and is not aware of any noncompliance therewith on the part of any other employees, and the Company has and will continue to provide additional training to employees regarding the Code of Conduct; (ii) processes surrounding our quarterly certifications by our sales personnel have been modified to include additional certifications by employees concerning their understanding of, and compliance with, our revenue recognition policies, and the list of employees who provide certain other quarterly certifications has been expanded; (iii) our employee hiring background review procedures for all prospective employees now includes enhanced background review procedures; (iv) the policies concerning our qualification, retention, monitoring and evaluation of our resellers have been revised to require additional screening procedures in the review and evaluation of prospective resellers; and (v) our standard reseller agreements have been prospectively revised to require representations that the reseller is not aware of any conflicts of interest or other relationships between such reseller and us.

We will also enhance our internal audit capabilities and will continue to evaluate and monitor controls in our foreign subsidiaries. In addition, we have terminated our relationship with the Taiwan reseller that was the subject of the investigation, and terminated the employment of several of our Taiwan employees.

These remediation measures are in the process of being implemented. We believe that the changes to our system of internal control and our disclosure controls and procedures resulting from these measures will be adequate to provide reasonable assurance that the information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the required time periods, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure in accordance with required disclosure controls and procedures. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Notwithstanding these limitations, with the changes referenced above, we believe that our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF AGILE SOFTWARE CORPORATION

The names of our current executive officers and directors and related biographical information are set forth below.

Name	Age	Position
Executive Officers
Jay B. Fulcher	45	President, Chief Executive Officer and Director
Carolyn V. Aver	47	Executive Vice President and Chief Financial Officer
Raj K. Bhargava	50	Senior Vice President, Product Development
Jeff G. Johnson	49	Executive Vice President, North American Field Operations
Christopher L. Wong	46	Executive Vice President, Corporate Strategy

Directors
Bryan D. Stolle	49	Chairman of the Board of Directors
Gareth C.C. Chang	63	Director
Ronald E. F. Codd	51	Director
Klaus-Dieter Laidig	64	Director
Nancy J. Schoendorf	51	Director
Paul Wahl	54	Director

Executive Officer Biographies

Jay B. Fulcher was appointed our Chief Executive Officer effective May 1, 2006, and elected to our Board of Directors effective January 19, 2006. Mr. Fulcher had previously served as our President and Chief Operating Officer since October 2002. From 1996 to 2001, Mr. Fulcher was employed at PeopleSoft, Inc., an enterprise application software company, most recently as Executive Vice President, and prior to that as President, Product Division, and as General Manager and Vice President, Manufacturing Business Unit. Mr. Fulcher currently serves as a director of two privately held companies. Mr. Fulcher received a B.S. in Business Management from San Jose State University.

Carolyn V. Aver has served as our Executive Vice President and Chief Financial Officer since May 2002. From 2000 to 2001, Ms. Aver served as the Interim Chief Financial Officer at myCFO, Inc., a privately-held wealth advisory firm. From 1998 to 2000, Ms. Aver served as the Chief Financial Officer at USWeb Corporation, an Internet-focused consulting firm. Ms. Aver currently serves as a director of a non-profit corporation. Ms. Aver received a B.S. in Accounting from California State University, Hayward.

Raj K. Bhargava has served as our Senior Vice President, Product Development since September 2004 and was designated by the Board as an Executive Officer in May 2006. From January 2001 to December 2003, Mr. Bhargava was Vice-President, Products and Co-Founder of JasperSoft, Inc. (previously named Panscopic, Inc.), a privately-held provider of secure Internet-based data access and open source intelligence software products. From 1999 to 2001, Mr. Bhargava was Senior Vice President, Product Planning & Engineering of ChemConnect, Inc., a privately-held Internet-based chemical marketplace firm. Mr. Bhargava received a B.S. in Mechanical Engineering from BHU Institute of Technology, India, an M.S. in Mechanical Engineering from Pennsylvania State University and an M.B.A. from the University of Michigan.

Jeff G. Johnson has served as our Executive Vice President, North America Field Operations since November 2002, and was designated by the Board as an Executive Officer in May 2006. From 1998 to 2001, Mr. Johnson served as Executive Vice President, Sales at Blue Martini Software, Inc., an Internet commerce and customer relationship management software firm. From 1996 to 1997, Mr. Johnson served as Vice President, Global Accounts for PeopleSoft and Red Pepper Software. Mr. Johnson received a B.A. in Political Science from Washington State University.

Christopher L. Wong has served as our Executive Vice President, Corporate Strategy since September 2004. Previously, Mr. Wong served as our Executive Vice President, Products and Technology from September 2002. From 2001 to September 2002, Mr. Wong served as Vice President of Corporate Strategy for PeopleSoft, Inc. From 1999 to 2001, Mr. Wong served as President, Chief Executive Officer and Chairman of the Board of Directors of Skills Village, Inc., a privately-held contract service management software firm. Mr. Wong received an A.B. in Applied Mathematics from University of California at Berkeley.

Director Biographies

Bryan D. Stolle is a co-founder of Agile and has served as our Chairman of the Board of Directors since our inception in 1995. Mr. Stolle has also served as President until 2002 and as Chief Executive officer until April 30, 2006. From 1987 to 1994, Mr. Stolle served as Director of Product and Strategic Marketing at Sherpa Corporation, a privately-held developer of enterprise product data management software. Mr. Stolle received a B.A. in Business Administration and an M.B.A. from the University of Texas at Austin.

Gareth C.C. Chang has served as a director of Agile since May 2003. Since June 2000, Mr. Chang has served as Chairman and Managing Partner of GC3 & Associates International, a privately-held management consulting and private investment firm. From 1998 to 2000, he was Chairman and Chief Executive Officer of Star TV Group, a wholly-owned subsidiary of News Corporation Limited, an international media firm, for which Mr. Chang also served as a director and a member of the executive committee. Mr. Chang currently serves as a director of Palm, Inc., a mobile computing firm. Mr. Chang received a B.A. in Mathematics/Physics from California State University at Fullerton and an M.B.A. from Pepperdine University.

Ronald E. F. Codd has served as a director of Agile since August 2003. Mr. Codd has been an independent business consultant since April 2002. From 1999 to April 2002, he served as President, Chief Executive Officer, Chief Financial Officer, Secretary and a director of Momentum Business Applications, Inc., an enterprise software development company. From 1991 to 1998, Mr. Codd served as Senior Vice President of Finance and Administration and Chief Financial Officer of PeopleSoft, Inc. Mr. Codd currently serves as a director of Interwoven, Inc., an enterprise content management software firm, as well as of two privately held companies. Mr. Codd received a B.S. in accounting from the University of California, Berkeley and a Masters in Management from the Kellogg School of Management at Northwestern University.

Klaus-Dieter Laidig has served as a director of Agile since 1998. Mr. Laidig has served as Managing Partner of Laidig Business Consulting GmbH, a European high technology consulting firm, since 1997. From 1984 to 1997, Mr. Laidig served as General Manager of Hewlett Packard GmbH, where he was employed since 1967. Mr. Laidig currently serves as a Chairman of the Supervisory Board of Directors of Heiler Software AG, an enterprise software company publicly listed in Germany. He also is a director of Aldata Solution Oyi, a supply chain and retail management software and smart card systems company publicly listed in Finland and several privately held companies. Mr. Laidig received an M.B.A. from the Pforzheim University of Applied Sciences in Germany.

Nancy J. Schoendorf has served as a director of Agile since 1995. Ms. Schoendorf has been a general partner of Mohr, Davidow Ventures, a venture capital firm, since 1994, and a Managing Partner since 1997. Prior to joining Mohr, Davidow Ventures, Ms. Schoendorf held management positions with Hewlett-Packard Company, a computer manufacturing and services firm, Software Publishing Corporation, a business productivity software firm and Sun Microsystems, Inc., a network computing firm. Ms. Schoendorf received a B.S. in Computer Science and Mathematics from Iowa State University and an M.B.A. from Santa Clara University.

Paul Wahl has served as a director of Agile since June 2002. Mr. Wahl served as President and Chief Operating Officer of Siebel Systems, Inc., an enterprise software firm, from 1999 to March 2003. From 1998 to 1999, Mr. Wahl served as the Chief Executive Officer and President of TriStrata, a privately-held Internet security company. From 1996 to 1998, Mr. Wahl served as Chief Executive Officer of SAP America, Inc. and was an Executive Board Member of SAP AG, an enterprise software firm listed in Germany.

Board Committees

The Board currently has three regular committees: Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.

The Board has determined that, other than Bryan Stolle, our Chairman of the Board, and Jay Fulcher, our Chief Executive Officer, each of the members of the Board is an independent director for purposes of the Nasdaq Marketplace Rules. The Board has determined the independence of the Directors by thoroughly reviewing the information provided by the Directors and the Company’s management concerning each Director’s business and personal activities as they may relate to the Company and the management team. The members of the Board and its committees are identified in the following table:

Director	Independent	Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee

Bryan D. Stolle (Chairman)

Gareth C.C. Chang	✓			✓ (Chair)

Ronald E. F. Codd	✓	✓ (Chair)		✓

Jay B. Fulcher

Klaus-Dieter Laidig	✓	✓		✓

Nancy J. Schoendorf	✓	✓	✓ (Chair)

Paul Wahl	✓		✓

In September 2006, the Board formed a Special Committee comprised of Ron Codd, an independent director, to review our historical stock option grant practices and related accounting.

Audit Committee

The members of the Audit Committee are Ron Codd (Chair), Klaus-Dieter Laidig and Nancy Schoendorf. The functions of the Audit Committee include retaining our registered independent public accounting firm, reviewing their independence, reviewing and approving the planned scope of our annual audit, reviewing and approving any fee arrangements with our registered independent public accounting firm, overseeing their audit work, reviewing and pre-approving any non-audit services that may be performed by them, reviewing the adequacy of accounting and financial controls, reviewing our critical accounting policies and reviewing and approving any related party transactions.

Each member of the Audit Committee qualifies as an “independent director” under, and meets the other general audit committee composition requirements of, the Nasdaq Marketplace Rules. In addition, the Board has determined that Mr. Codd is an “audit committee financial expert” within the meaning of the rules of the Securities and Exchange Commission and meets the financial sophistication requirements of the Nasdaq Global Market.

Stockholder Proposals and Director Nominations

Stockholders may nominate one or more persons for election as directors at a meeting only if timely notice of such nomination(s) has been given in writing to our Secretary in accordance with our Bylaws. The complete description of the requirements for stockholder nomination of director candidates is contained in the Bylaws. In summary, assuming (i) we held an annual meeting the previous year and (ii) the date of the next meeting is within 30 days of the anniversary date of the meeting for the previous year, a stockholder desiring to nominate one or more candidates for election at the next annual meeting must submit written notice of such nomination to the Corporate Secretary at least 120 days in advance of the one year anniversary of the date that we released our proxy statement in connection with the annual meeting held in the previous year. Since we did not hold an annual meeting during 2006, however, notice by the stockholder to be timely must be received not later than the close of business on the tenth day following the day on which the Company mailed written notice of the date of the meeting to its stockholders or made public disclosure of such date. You can obtain a copy of the full text of the Bylaw provision by writing to the Corporate Secretary, 6373 San Ignacio Avenue, San Jose, CA 95119-1200.

The Nominating and Governance Committee will consider any nominee proposed by stockholders. The Nominating and Governance Committee has not established any minimum criteria for service as a director, and may consider such factors as it may deem to be in the best interests of Agile and its stockholders. The Nominating and Governance Committee does, however, believe it appropriate for at least one member of the Board of Directors to meet the criteria for an “audit committee financial expert”, as defined by SEC rules, and that a majority of the members of the Board of Directors should meet the definition of “independent director” under the Nasdaq rules. The Nominating and Governance Committee has also generally felt it was appropriate for the CEO to participate as a member of the Board. The Nominating and Governance Committee will evaluate whether the nominee’s skills are complementary to the existing Board members’ skills, and the Board’s needs for operational, management, financial, international, technological or other expertise.

Stockholders nominating candidates for election as directors are also required to provide the following information with respect to their nominees:

•	the stockholder’s name and address;

•	a representation that the stockholder is a stockholder of record on the date of the nomination;

•	a representation that the stockholder intends to appear in person or by proxy at the annual meeting to nominate the person(s) specified in the notice;

•

a description of all arrangements or understandings between the stockholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nominations are to be made by the stockholder;

•	any other information relating to each nominee that would be required to be disclosed in a proxy statement filed pursuant to the SEC’s proxy rules; and

•	the consent of each nominee to serve as a director if so elected.

Communications with Directors

Agile stockholders who want to communicate with the Board or any individual Director can write to:

Agile Software Corporation

Attention: Corporate Secretary

6373 San Ignacio Avenue

San Jose, CA 95119-1200

Your letter should indicate that you are an Agile stockholder. Depending on the subject matter, management will:

•	Forward the communication to the Director or Directors to whom it is addressed;

•	Attempt to handle the inquiry directly, particularly where it is a request for information about the company or it is a stock-related matter; or

•	Not forward the communication if it is primarily commercial in nature or if it relates to an improper or irrelevant topic.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors and persons who beneficially own more than 10% of our common stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the Securities and Exchange Commission. Such persons are required by Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) forms filed by such person.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater-than-10% stockholders were complied with during Fiscal 2006.

Code of Conduct and Ethics

We have adopted the Agile Software Corporation Code of Conduct and Ethics (“Code of Ethics”), a code of ethics with which every person who works for us is expected to comply. The Code of Ethics is publicly available on our website under Investor Information at http://www.agile.com/corporate/codeofconduct.asp

If any substantive amendments are made to the Code of Ethics, or we grant any waiver, including any implicit waiver, from a provision of the Code of Ethics to our Chief Executive Officer or Chief Financial Officer, we will disclose the nature of the amendment or waiver on our website or in a report on Form 8-K, as required by applicable laws.

ITEM 11. EXECUTIVE	COMPENSATION

The following table sets forth the compensation earned for services rendered in all capacities to Agile and its subsidiaries, during fiscal 2006, 2005 and 2004, by our Chief Executive Officer and the four other most highly compensated executive officers who were serving as executive officers at April 30, 2006. This information includes the dollar values of base salaries and bonus awards, the number of shares subject to stock options granted and certain other compensation, if any, whether paid or deferred. We have not granted stock appreciation rights and have no long-term compensation benefits other than stock options.

SUMMARY COMPENSATION TABLE

	Annual Compensation							Long Term Compensation Awards	All Other Compensation (3)
Name and Principal Position	Fiscal Year	Salary			Bonus (1)			Shares Underlying Options (2)
Bryan D. Stolle (4) Chairman and Chief Executive Officer	2006 2005 2004	$ $ $	380,000 332,500 300,000	(4) (6) (7)	$ $ $	426,572 206,813 292,125	(4) (6) (7)	462,700 428,850 450,000	$ $ $	162,716 2,454 342	(5)

Jay B. Fulcher (8) President and Chief Operating Officer	2006 2005 2004	$ $ $	291,146 237,500 200,000		$ $ $	292,651 222,870 230,453	(9)	333,334 264,200 250,000	$ $ $	792 2,347 420

Carolyn V. Aver Executive Vice President and Chief Financial Officer	2006 2005 2004	$ $ $	258,333 237,500 200,000		$ $ $	172,461 130,523 111,840		207,151 101,450 120,000	$ $ $	1,026 2,508 498

Christopher L. Wong Executive Vice President, Corporate Strategy	2006 2005 2004	$ $ $	208,333 200,000 200,000		$ $ $	139,748 129,861 140,428		52,667 58,900 50,000	$ $ $	580 2,066 420

Thomas H. Twietmeyer (10) Senior Vice President, Finance	2006 2005 2004	$ $ $	195,833 176,250 21,433		$ $ $	160,972 44,908 26,100		133,334 — 175,000	$ $ $	422 1,860 —

(1)	Bonuses are based on performance or achievement of goals. Included herein are bonuses accrued for the fiscal year but not paid until after fiscal year end.
(2)	The amounts for 2006 reflected in the table include the options acquired through the Exchange Offer on August 22, 2005. See table under “Exchange Offer” below for the number of option shares exchanged and the number of shares subject to the new option.
(3)	Other than as provided in note (5) below, all other compensation represents Company partial matching of contributions made by each executive officer under the Company’s 401(k) plan during fiscal 2005, and the dollar value of premiums paid by the Company with respect to term life insurance for the benefit of the executive officer.
(4)	Mr. Stolle resigned as our Chief Executive Officer effective April 30, 2006, but remains Chairman of the Board. During fiscal 2002, we established a Company travel plan for Mr. Stolle (“Travel Plan”) under which Mr. Stolle’s bonus compensation, along with such other compensation as the Compensation Committee may designate, are irrevocably allocated to pay Company-approved, business-related travel expenses in excess of those covered by our travel policy, including expenses payable with respect to the use for business travel of an airplane indirectly owned by Mr. Stolle. The amounts reflected in the table include, for Fiscal 2006, bonus and salary in the amounts of $361,259 and $65,313, respectively, that were allocated to the Travel Plan. In Fiscal 2006, Mr. Stolle was paid a transition bonus of $200,000 (which is included under “Bonus” for Fiscal 2006 above). The transition bonus was allocated to the Travel Plan. The Travel Plan was terminated in August 2006, and $26,763, the unused portion of the amounts allocated to the Travel Plan, were forfeited.

(5)	Of this amount, $161,704 represents severance paid, and health benefits provided, to Mr. Stolle, after April 30, 2006, in connection with his resignation as our CEO effective April 30, 2006. This aggregate amount was accrued by us during Fiscal 2006, but paid or provided to Mr. Stolle after that date.
(6)	The amounts reflected in the table include, for fiscal 2005, bonus and salary in the amounts of $206,813 and $90,000, respectively, that were allocated to the Travel Plan.
(7)	The amounts reflected in the table include, for fiscal 2004, bonus and salary in the amounts of $260,125 and $180,000, respectively, that were allocated to the Travel Plan.
(8)	Mr. Fulcher was appointed Chief Executive Officer effective May 1, 2006, and elected to our Board of Directors effective January 19, 2006. From December 2003 through April 30, 2006, Mr. Fulcher served as our Chief Operating Officer.
(9)	Mr. Fulcher was awarded a bonus, in the form of a personal travel expense credit, the amount of which to be grossed up to cover related taxes, in fiscal 2004. He used the travel expense credit, which amounted to $42,644, including related taxes, in Fiscal 2006.
(10)	Mr. Twietmeyer joined Agile in December 2003 as Vice President, Finance. On August 1, 2006, he became Senior Vice President, International Business Development, and, in such capacity, is no longer an executive officer of Agile.

Option Acceleration

On April 30, 2005, the Company accelerated the vesting of all outstanding stock options with exercise prices of $6.76 per share or greater, excluding options held by non-employee directors. As a result of this action, the vesting of unvested options to purchase approximately 9 million shares of our common stock, at exercise prices ranging from $6.76 to $64.00 and with a weighted average exercise price of $10.32, was accelerated. The primary purpose of accelerating the vesting was to enable us to avoid recognizing future compensation expense associated with the accelerated stock options upon the adoption of FASB Statement No. 123R, “Share-Based Payment” (“SFAS 123R”), which Agile adopted effective May 1, 2005, the start of Fiscal 2006.

As a condition to the acceleration, and to avoid any unintended personal benefits, we also imposed a holding period on shares underlying each of the accelerated options that requires the optionee to refrain from selling any shares acquired upon the exercise of the option until the date on which such shares would have vested under the option’s original vesting terms.

Exchange Offer

On July 11, 2005, the Company extended an offer to exchange outstanding employee stock options with an exercise price of $6.76 per share or greater for new options with an exercise price of $0.001 (the “Exchange Offer”). The exchange ratio in the offer was one new option share for each three old option shares tendered for exchange. Non-employee members of the Board were not eligible to participate. The following table sets forth the number of options held by the executive officers that were surrendered in the exchange and the number of new options issued to executive officers through the exchange:

Name of Executive Officer	Number of Options Surrendered	Number of New Options Issued*
Bryan D. Stolle	1,388,100	462,700
Jay B. Fulcher	250,000	83,334
Carolyn V. Aver	171,450	57,151
Christopher L. Wong	50,000	16,667
Thomas H. Twietmeyer	175,000	58,334

*

The new options, issued on August 22, 2005, have the following terms: The exercise price is $0.001/share. The new options expired if not exercised by November 30, 2005, and, when exercised, the shares purchased are restricted and will be forfeited to the Company if the optionee ceases to be employed by the Company prior to vesting. Vesting of the purchased shares occurs (the forfeiture provision lapses) as to 1/3 of the shares on each of December 1, 2005, September 1, 2006, and June 1, 2007.

Stock Options Granted in Fiscal 2006

The following table provides the specified information concerning grants of options to purchase our common stock made during fiscal 2006 to the persons named in the Summary Compensation Table above:

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants				Potential Realized Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
Name	Number of Shares Underlying Options Granted (2)	% of Total Options Granted to Employees in Fiscal Year (3)	Exercise Price Per Share (4)	Expiration Date (5)
					0%	5%	10%

Bryan D. Stolle (6)	462,700	8.22%	$0.001	11/30/2005	$3,150,524	$3,192,927	$3,233,888

Jay B. Fulcher (7)	166,666		$6.290	1/24/2016	$—	$659,102	$1,670,186
	83,334		$0.001	2/25/2006	$524,088	$526,264	$528,348
	83,334		$0.001	11/30/2005	$567,421	$575,058	$582,435

	333,334	5.92%

Carolyn V. Aver (8)	99,000		$6.360	2/22/2012	$—	$214,057	$485,598
	51,000		$0.001	3/24/2006	$324,309	$325,612	$326,859
	57,151		$0.001	11/30/2005	$389,141	$414,088	$439,361

	207,151	3.68%

Christopher L. Wong (9)	36,000		$0.001	3/24/2006	$228,924	$229,844	$230,724
	16,667		$0.001	11/30/2005	$113,486	$115,012	$116,487

	52,667	*

Thomas H. Twietmeyer (10)	50,000		$6.360	2/22/2012	$—	$108,145	$245,343
	25,000		$0.001	3/24/2006	$158,975	$159,614	$160,225
	58,334		$0.001	11/30/2005	$397,196	$402,539	$407,701

	133,334	2.37%

*	Less than one percent.
(1)	Potential gains are net of exercise price, but before taxes associated with the exercise. These amounts represent certain hypothetical gains based on assumed rates of appreciation, based on SEC rules, and do not represent Agile’s estimate or projection of future prices of Agile’s common stock. Actual gains, if any, on stock option exercises are dependent on Agile’s future performance, overall market conditions and the optionees’ continued employment through the vesting period. Accordingly, the gains reflected in this table may not be achieved. Figures for “0%” appreciation are only included for grants where the per share exercise price was less than the closing price of our common stock, as reported on the Nasdaq Global Market, on the date of grant, and is calculated as the product of the difference between the closing price of our common stock on the date of grant and the per share exercise price multiplied by the number of shares underlying the option grant.
(2)	All options were granted under the 1995 Stock Option Plan, and have ten year terms, except for options granted in August 2005 pursuant to the Exchange Offer, which expired 11/30/05 (See “Exchange Offer” above), and options granted with an exercise price of $0.001 per share (“Par Value Options”) granted in January and February 2006, which have one month terms. On 8/22/05, new options were issued pursuant to the Exchange Offer, under which one new option share was offered for each three outstanding option shares. Each such new option has an exercise price of $.001 per share.
(3)	Based on 5,631,670 shares subject to options granted to employees pursuant to our 1995 and 2000 stock plans during Fiscal 2006, including grants to the executive officers named in the table.

(4)	All options with a per share exercise in excess of $0.001 per share were granted at fair market value on the date of grant (“FMV Option”), which, for each such option, is the closing price of our common stock on the Nasdaq National Market on its grant date.
(5)	Certain of these options are granted at a price of $.001(“Par Value Option”). Par Value Options are exercisable upon grant, and expire on the expiration date set forth in the notice of grant, typically 30 days or 90 days after the date of grant.
(6)	Shares underlying such options vest, and therefore restrictions on sale lapse, as to one third of such shares on each of 12/1/05, 9/1/06, and 6/1/07.
(7)	On 1/25/06, Mr. Fulcher was granted 83,334 Par Value Options, which vest as follows: in equal quarterly installments over three years, beginning on 1/25/06 and on each subsequent quarterly anniversary of the grant date. On the same day, Mr. Fulcher was also granted 166,666 FMV Options, at $6.29 per share, which vest as follows: in equal monthly installments, over three years, beginning on 2/25/06 and on each subsequent monthly anniversary of the grant date. On 8/22/05, Mr. Fulcher was granted 83,334 Par Value Options as a result of participating in the Exchange Offer. These options were exercisable upon grant, with the following vesting schedule: 1/3 of the shares vest on each of 12/1/05, 9/1/06 and 6/1/07.
(8)	On 2/22/06, Ms. Aver was granted 99,000 FMV Options, at $6.36 per share, with the following vesting schedule: in equal quarterly installments over three years, beginning on 3/1/06 and on each subsequent quarterly anniversary of such vesting date. On the same day, Ms. Aver was also granted 51,000 Par Value Options, which were exercisable upon grant, with the same vesting schedule as the FMV Options described in the preceding sentence. On 8/22/05, Ms. Aver was granted 57,151 Par Value Options as a result of participating in the Exchange Offer. These options were exercisable upon grant, with the following vesting schedule: 1/3 of the shares vest on each of 12/1/05, 9/1/06 and 6/1/07.
(9)	On 2/22/06, Mr. Wong was granted 36,000 Par Value Options, with the following vesting schedule: 1/2 of the shares vest on each of 3/1/07 and 3/1/08. On 8/22/05, Mr. Wong was granted 16,667 Par Value Options as a result of participating in the Exchange Offer. These options were exercisable upon grant, with the following vesting schedule: 1/3 of the shares vest on each of 12/1/05, 9/1/06 and 6/1/07.
(10)	On 2/22/06, Mr. Twietmeyer was granted 50,000 FMV Options, at $6.36 per share, with the following vesting schedule: 1/2 of the shares vest on each of 2/28/07 and 2/28/08. On the same day, Mr. Twietmeyer was also granted 25,000 Par Value Options, which were exercisable upon grant, with the following vesting schedule: 1/2 of the shares vest on each of 3/1/07 and 3/1/08. On 8/22/05, Mr. Twietmeyer was granted 58,334 Par Value Options as a result of participating in the Exchange Offer. These options were exercisable upon grant, with the following vesting schedule: 1/3 of the shares vest on each of 12/1/05, 9/1/06 and 6/1/07.

Option Exercises and Fiscal 2006 Year-End Values

The following table provides the specified information concerning exercises of options to purchase our common stock in fiscal 2006, and unexercised options held as of April 30, 2006, by the persons named in the Summary Compensation Table above. As set forth in the footnotes below the table, a portion of the shares that have been exercised are not yet vested and thus would be subject to repurchase by Agile at a price equal to the option exercise price, if the employment of the optionee terminates prior to vesting of the shares acquired on exercise.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END VALUES

Name	Shares Acquired on Exercise (1) (2)	Value Realized (3)	Number of Shares Underlying Unexercised Options at Fiscal Year End		Value of Unexercised In-the-Money Options at Fiscal Year End (5)
			Exercisable (4)	Unexercisable	Exerciseable	Unexercisable
Bryan D. Stolle	462,700	$2,831,261	628,850	—	$372,000	$—
Jay B. Fulcher	216,668	$1,345,508	978,088	152,778	$1,821,444	$103,889
Carolyn V. Aver	124,819	$807,983	503,607	108,725	$486,534	$118,448
Christopher L. Wong	52,667	$365,469	538,900	—	$892,800	$—
Thomas H. Twietmeyer	83,334	$539,921	—	50,000	$—	$30,500

(1)

All of the shares exercised by Mr. Stolle and a material portion of the shares exercised by each of the other executive officers were with respect to new options acquired in the Exchange Offer described above. Each recipient of those new options was required to exercise the option by 11/30/05, and the shares acquired upon such exercise are subject to resale restrictions which lapse over time.
(2)	Includes 308,466, 131,946, 89,099, 47,111 and 63,889 shares acquired by Mr. Stolle, Mr. Fulcher, Ms. Aver, Mr. Wong and Mr. Twietmeyer, respectively, which are subject to repurchase, which repurchase right expires over time.
(3)	Based on the closing price of our common stock on the date of the exercise, as reported by the Nasdaq Global Market, and calculated by multiplying the difference between the market price on the date of exercise and the exercise price by the number of shares issued on exercise.
(4)	Includes 345,575, 321,501, 104,001 and 183,900 options held by Mr. Stolle, Mr. Fulcher, Ms. Aver and Mr. Wong, respectively, that are exercisable but, if exercised, are subject to sales restrictions or to repurchase, which sales restrictions and repurchase right expire over time.
(5)	Based on a market value of $6.97 per share, the closing price of our common stock on the date of the last trading day of the fiscal year, as reported by the Nasdaq Global Market, and calculated by multiplying the difference between the exercise price and the market price at fiscal year end by the number of options held at fiscal year end.

Employment Contracts, Termination of Employment and Change-In-Control Arrangements

Employment Contracts

On February 22, 2006, Jay Fulcher, the Company’s President and Chief Executive officer, and the Company entered into an Executive Employment Agreement (the “Agreement”). The Agreement provides Mr. Fulcher a base annual salary of $400,000 and a “target” annual bonus of $300,000, the exact amount of which, in any fiscal year of the Company, will be determined based on the performance of Mr. Fulcher and the Company under the parameters established in the Company’s executive bonus program for that year. The Agreement may be terminated, at any time, by either party. However, in the event the Agreement is terminated by the Company without cause (as defined in the Agreement), Mr. Fulcher will be entitled to receive a severance payment equal to one year of his base salary and his “target” annual bonus, subject to Mr. Fulcher providing the Company with a general release in a form satisfactory to the Company. Any such severance would be paid in equal installments over the one year period after the termination date.

Stock Option Plans

Options granted to our employees under our 1995 Stock Option Plan and our 2000 Nonstatutory Stock Option Plan generally provide that the vesting of options and restricted stock accelerates 100% in the event of a change of control of the Company where the plans are not assumed by the acquiring company. Where the plans are assumed, the options become exercisable for, and restricted stock converts into, the same security and on the same exchange ratio as applies to Agile’s common stock in the acquisition. The plans further permit an additional 18 months of vesting of an option if there is a change of control and the option is assumed and, within 18 months following the change of control, the optionee’s employment is terminated without cause.

In April 2005, the Board accelerated the vesting of all options (other than those held by non-employee directors) with exercise prices in excess of $6.76 per share. In connection with this acceleration, the Company imposed restrictions on reselling the shares underlying the accelerated options such that those shares may only be sold at such time as the option under which they are acquired would have been vested but for the acceleration. The restrictions on resale are eliminated in the same fashion and to the same extent as described above for options in the event of a change of control.

Executive Retention and Severance Plan

We maintain the Executive Retention and Severance Plan (the “ERSP”), which provides certain severance and other benefits, in connection with a Change-in-Control (as defined below) of the Company, to our officers and other key employees designated by the Board or the Compensation Committee. At present, the ERSP covers all our executive officers and certain other key employees. The ERSP may not be terminated or amended in any way without a supplemental written agreement between any affected participant and Agile.

Under the ERSP, a Change-in-Control means the occurrence of any of the following: (i) any person, entity or group becomes the beneficial owner of 50% or more of either our then outstanding common stock or the combined voting power of our then outstanding securities entitled to vote generally in the election of directors; or (ii) we are party to a merger or consolidation, which results in the holders of our voting securities outstanding immediately prior thereto failing to retain, immediately after such merger or consolidation, direct or indirect beneficial ownership of more than 50% of the total combined voting power of the securities entitled to vote generally in the election of our directors or in the surviving entity outstanding immediately after such merger or consolidation; or (iii) the sale or disposition of all or substantially all of our assets or consummation of any transaction having similar effect (other than a sale or disposition to one or more of our subsidiaries); or (iv) a change in the composition of our Board within any consecutive two-year period as a result of which fewer than a majority of the directors are Incumbent Directors (as defined in the ERSP).

If, during a “Change-in-Control Period” (as described below), a participant’s employment is terminated other than for Cause or by the participant for Good Reason (each as defined in the ERSP), any such terminations of employment being referred to as a “Termination upon a Change-in-Control,” then, provided that the participant executes a prescribed release of claims against us, the participant will be entitled to certain payments and benefits described below, in addition to all compensation and benefits earned by the participant through the date of the participant’s termination of employment. The applicable “Change-in-Control Period” commences on the consummation of a Change-in-Control and ends on the date which is 18 months following the Change-in-Control.

On a Termination upon a Change-in-Control, an ERSP participant, other than Mr. Fulcher, will receive a lump sum cash severance payment in an amount equal to the sum of (x) one-half or one-third of the participant’s annual base salary immediately prior to termination or, if higher, immediately prior to the Change-in-Control, plus (y) one-half or one-third of the greatest of (1) the aggregate of all bonuses earned by the participant for the fiscal year immediately preceding the fiscal year of the Change-in-Control, (2) the aggregate of all bonuses earned by the participant for the fiscal year immediately preceding the fiscal year of the participant’s Termination Upon a Change-in-Control, or (3) the aggregate of all annual bonuses that would be earned by the participant at the targeted annual rate (assuming attainment of 100% of all applicable performance goals) for the fiscal year of the participant’s Termination Upon a Change-in-Control. Mr. Fulcher’s participation in the ERSP has been amended to provide that he will be eligible to receive a cash severance payment in an amount equal to one-year’s annual base salary and bonus, as determined in the manner described above.

Following a participant’s Termination upon Change-in-Control, the ERSP also provides that we will provide the participant with continued health and other group insurance benefits for the participant’s benefit period after the participant’s Termination upon Change-in-Control. The participant will also be indemnified by us to the fullest extent permitted under applicable law, as set forth in the ERSP. In addition, if any payment or benefit received or to be received by any participant pursuant to the ERSP or otherwise (“Payments”) would be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code, then the ERSP provides that compensation and benefits payable upon a Change-in-Control will be determined in a manner that produces the greatest after-tax benefit for the employee. Accordingly, in some instances a reduction in payments may be made to an amount just below the safe harbor threshold in order to produce a greater after-tax benefit to the executive by avoiding the payment of the excise tax on the value of the benefits.

The ESRP does not alter the treatment of options under our existing stock option plans. For a discussion of the treatment of options under existing plans in the event of a change in control, see “Stock Option Plans” above. The ERSP provides that all participants will continue to abide by the terms of the confidentiality and/or proprietary rights agreement between the participant and us. In addition, following a participant’s Termination upon a Change-in-Control, for a period equal to a participant’s Change-in-Control period, the participant may not solicit or offer employment to any of our employees.

Director Compensation

Our directors, other than our Chairman, do not receive any cash compensation for their services as directors, but are reimbursed for reasonable travel expenses incurred in attending meetings of the Board. Our Chairman, beginning in fiscal 2007, will receive an annual fee of $50,000. In addition, Board members are compensated for their committee participation. Board members serving on our Board committees are compensated on an annual retainer (paid quarterly) for the committee and role as set forth below:

Committee	Chairman	Committee Member
Audit	$50,000	$20,000
Compensation	$20,000	$10,000
Nominating and Governance	$20,000	$10,000

Our directors are eligible to participate in our 1995 Stock Option Plan, and employee-directors are able to participate in our 1995 Stock Option Plan, 1999 Employee Stock Purchase Plan, and 401(k) plan. Options granted to our non-employee directors are not intended to qualify as incentive stock options under the Internal Revenue Code. Each of our non-employee directors are automatically granted an option to purchase 100,000 shares of our common stock upon initial election to the Board. Each non-employee director that has served as a director for at least six months as of May 1 of each year is automatically granted, on May 1 of each year, an option to purchase 25,000 shares of our common stock. All options granted automatically to our non-employee directors have an exercise price per share equal to the fair market value of a share of our common stock on the date of grant. Initial option grants vest in 48 equal monthly installments beginning on the date of grant. Annual option grants vest monthly, in 12 equal monthly installments, beginning 37 months after the date of grant. All non-employee director options automatically vest in full upon a change-in-control of Agile. A director whose service ceases for any reason may exercise the vested portion of any options within 12 months following such termination. All options granted to non-employee directors expire 10 years following the date of grant.

During Fiscal 2006, we granted options to purchase 25,000 shares of our common stock to each of Messrs. Chang, Codd, Laidig and Wahl and to Ms. Schoendorf. These options vest in equal monthly installments beginning 37 months after the date of grant, which was May 1, 2005.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

No interlocking relationship exists between any member of our Board or our Compensation Committee and any member of the Board of Directors or Compensation Committee of any other company, and no such relationship has existed in the past.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2006, certain information with respect to the beneficial ownership of Agile’s common stock by (i) each stockholder known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors, (iii) each of our executive officers named in the Summary Compensation Table above, and (iv) all of our directors and such named executive officers as a group. Except as otherwise indicated below and subject to applicable community property laws, each person named in the table has sole voting and sole investment powers with respect to all shares of common stock shown as beneficially owned by such person. Applicable percentage ownership in the table is based on 57,545,957 shares of common stock outstanding as of December 31, 2006. Beneficial ownership is determined under the rules and regulations of the Securities and Exchange Commission. Shares of common stock subject to options or warrants that are presently exercisable or exercisable within 60 days of December 31, 2006 are deemed outstanding for the purpose of computing the percentage ownership of the person or entity holding options or warrants, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or entity.

PRINCIPAL STOCKHOLDERS AND STOCK OWNERSHIP BY MANAGEMENT

Beneficial Owner (1)	Number of Shares Beneficially Owned	Options (2)	Total Beneficially Owned (2)	Percent of Beneficial Ownership (3)
5% Stockholders
BlackRock, Inc. (4)	5,050,244	—	5,050,244	8.78%
Dimensional Fund Advisors LP (5)	4,834,319	—	4,834,319	8.40%
Columbia Wanger Asset Management , L.P. (6)	4,060,000	—	4,060,000	7.06%
Perry Corp (7)	3,463,200	—	3,463,200	6.02%

Directors and Executive Officers
Bryan D. Stolle (8) (9)	1,152,093	628,850	1,780,943	3.06%
Gareth C.C. Chang	—	93,750	93,750	*
Ronald E.F. Codd	10,000	87,500	97,500	*
Klaus-Dieter Laidig	21,667	45,833	67,500	*
Nancy J. Schoendorf (10)	446,583	20,833	467,416	*
Paul Wahl	—	120,833	120,833	*
Jay B. Fulcher (9)	176,482	1,084,385	1,260,867	2.15%
Carolyn V. Aver (9)	91,491	591,332	682,823	1.17%
Christopher L. Wong (9)	48,696	573,900	622,596	1.07%
Thomas H. Twietmeyer (9)	85,182	50,000	135,182	*
Directors and executive officers as a group	2,032,194	3,297,216	5,329,410	8.76%

*	Less than 1%.
(1)	Unless otherwise indicated, the address of each of the named individuals is c/o Agile Software Corporation, 6373 San Ignacio Avenue, San Jose, CA 95119-1200.
(2)	Under the rules of the Securities and Exchange Commission (“SEC”), a person is deemed to be the beneficial owner of shares that can be acquired by such person, within 60 days of a specific date, upon the exercise of options. Accordingly, this column includes all options that are currently exercisable or will become exercisable within 60 days after 12/31/06, by the beneficial owner.
(3)	Based on 57,545,957 shares of common stock outstanding as of 12/31/06, provided that any additional shares of common stock that a stockholder has the right to acquire within 60 days after 12/31/06 are deemed outstanding for purposes of calculating that stockholder’s percentage beneficial ownership.
(4)

Based on Schedule 13G filed by BlackRock, Inc. with the SEC on 2/14/07. BlackRock, Inc. holds shared dispositive and voting power for 3,934,647 of the shares (representing 6.84% of beneficial ownership) with Master Value Opportunities Trust. The address of BlackRock, Inc. is 40 East 52nd Street, New York, NY 10022.

(5)	Based on Schedule 13G filed by Dimensional Fund Advisors LP (“DFA”) with the SEC on 2/01/07. DFA shares voting and dispositive power for the shares with certain unnamed funds, which beneficially own the shares. The address of DFA is 1299 Ocean Avenue, Santa Monica, CA 90401.
(6)	Based on Schedule 13G filed by Columbia Wanger Asset Management, L.P. (“Columbia”) with the SEC on 01/11/2007. Columbia holds sole dispositive and voting power for the shares. The address of Columbia is 227 West Monroe Street, Suite 300, Chicago, IL 60606.
(7)	Based on Schedule 13G filed by Perry Corp with the SEC on 02/12/2007. Perry Corp holds sole dispositive and voting power for the shares. The address of Perry Corp is 767 Fifth Avenue, New York, NY 10153.
(8)

Includes 51,004 shares held by Bryan D. Stolle as trustee of the Wilson E. Stolle Trust Created Under the Bryan D. Stolle Annuity Trust #1 UTA dated 8/18/99, 51,004 shares held by Bryan D. Stolle as trustee of the Jacob N. Stolle Trust Created Under the Bryan D. Stolle Annuity Trust #1 UTA dated 8/18/99, 51,004 shares held by Deborah S. Stolle as trustee of the Wilson E. Stolle Trust Created Under the Deborah S. Stolle Annuity Trust #1 UTA dated 8/18/99, 51,004 shares held by Deborah S. Stolle as trustee of the Jacob N. Stolle Trust Created Under the Deborah S. Stolle Annuity Trust #1 UTA dated 8/18/99, 585,911 shares held by Deborah Stolle and Bryan Stolle as trustees of the Bryan Stolle Family Trust, 2,000 shares held by

Bryan D. Stolle as Custodian for Caroline Stolle under UCAUTMA, 2,000 shares held by Bryan D. Stolle as Custodian for Michael Pettit under UCAUTMA and 2,000 shares held by Bryan D. Stolle as Custodian for Jonathan Pavlicek under UCAUTMA. Includes options to purchase 672,175 shares that, once exercised, the optionee must refrain from selling until the date on which the shares would have vested under the respective options’ original vesting terms.

(9)	Includes 206,325, 227,000, 69,000, 91,000 and 25,000 options held by Mr. Stolle, Mr. Fulcher, Ms. Aver, Mr. Wong and Mr. Twietmeyer, respectively, that are exercisable but, if exercised, are subject to sales restrictions or to repurchase, which sales restrictions and repurchase rights expire over time.
(10)	Includes 44,920 shares held by Ms. Schoendorf’s spouse.

EQUITY COMPENSATION PLAN INFORMATION

We currently maintain three compensation plans that provide for the issuance of our common stock to officers and other employees, directors and non-employees. These consist of the 1995 Stock Option Plan and the 1999 Employee Stock Purchase Plan (the “Purchase Plan”), both of which have been approved by stockholders, and the 2000 Nonstatutory Stock Option Plan (the “2000 Plan”), which has not been approved by stockholders. The following table provides information as of April 30, 2006 about our common stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans.

Plan Category	Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column (a)) (c)
Equity compensation plans approved by stockholders (1) (2)	4,298,056	$6.17	8,829,955
Equity compensation plans not approved by stockholders (3)	3,659,519	$6.30	10,991,071

(1)	The 1995 Plan provides for an automatic share reserve increase on the first day of each fiscal year, beginning on or after May 1, 2000, by an amount equal to the lesser of (a) one million shares, (b) 5% of the number of shares of common stock issued and outstanding on the last day of the immediately preceding fiscal year, or (c) a lesser amount of shares determined by the Board. In accordance with the terms of the 1995 Plan, the number of securities available for future issuance was automatically increased by one million shares on May 1, 2006, which increase is not reflected in the table above.
(2)	Includes 4,868,007 shares that are reserved for issuance under the Purchase Plan. The Purchase Plan provides for an automatic share reserve increase each May 1, through and including May 1, 2009, by an amount equal to the lesser of (a) 500,000 shares per year, (b) 2% of the number of shares of common stock that was issued and outstanding on the last day of the preceding fiscal year, or (c) a lesser amount of shares determined by the Board. In accordance with the terms of the Purchase Plan, the number of securities available for future issuance was automatically increased by 500,000 shares on May 1, 2006, which increase is not reflected in the table above.
(3)	Consists of options outstanding and shares available for future issuance under the 2000 Plan, the material features of which are described below.

Summary Description of Non-Stockholder Approved Plan

2000 Nonstatutory Stock Option Plan.    As of April 30, 2006, we had reserved 19,500,000 shares of common stock for issuance under the 2000 Plan, of which options to purchase approximately 3,656,025 shares had been granted, and options to purchase approximately 10,949,265 shares remained available for grant. The 2000 Plan is administered by the Compensation Committee. It provides for the grant of nonstatutory stock options to employees (excluding officers and directors) and non-employees at exercise or purchase prices determined by the Board. Options granted under the 2000 Plan generally, in the case of Par Value Options, have a 30 to 90 day term with quarterly or monthly vesting over a two to three year term and, in the case of FMV Options, have a three or four year term with monthly vesting. Shares issued upon the exercise of Par Value Options are subject to restrictions on sale and potential forfeiture to the Company, which restrictions and forfeiture rights lapse as the shares vest. With each type of option, the first vest is generally deferred until six months from the grant date. Vesting will accelerate upon a change-in-control of the Company unless the successor corporation assumes the option or replaces it with a cash incentive program that preserves for the option holder the excess of the underlying shares’ value, at the time of the transaction, over the exercise price, with payment to be made over the same vesting schedule.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During Fiscal 2006, we were not a party to any transaction or series of transactions involving $60,000 or more and in which any director, executive officer or holder of more than 5% of our capital stock had a material interest, other than the ESRP and Executive Employment Agreement with Jay Fulcher, our CEO, described under “Employment Contracts, Termination of Employment and Change-in-Control Arrangements” above, and the Company use of an airplane owned by a company in which Bryan Stolle, our Chairman, has an interest. During Fiscal 2006, the Board authorized the Company to spend up to $200,000 for the use of the airplane in connection with a possible transaction involving the Company. We did, in fact, spend approximately $195,000 to use the airplane for such purposes. The charges for the use of the airplane were negotiated on an arms’ length basis, and we believe that we paid no more than the market rate for its use.

We have entered into indemnity agreements with certain employees, officers and directors that provide, among other things, that we will indemnify such employee, officer or director, under the circumstances and to the extent provided for therein, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party by reason of his or her position as an employee, officer, director or other agent with us, and otherwise to the fullest extent permitted under Delaware law and our Bylaws. In this regard, we have received, or expect to receive, requests for indemnification by certain current and former officers and directors in connection with our review of our historic stock option granting practices and the related restatement, related governmental inquiries, and shareholder derivative litigation and class action litigation described in Item 3 of this Form 10K. The maximum amount of potential future indemnification is unknown and potentially unlimited; however, we have directors’ and officers’ liability insurance policies that enable us to recover a portion of future indemnification claims paid, subject to retentions, conditions and limitations of the policies. As a result of this insurance coverage, we believe that the fair value of these indemnification claims is not material.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The Audit Committee of our Board of Directors has selected PricewaterhouseCoopers LLP as our registered independent public accounting firm to audit the consolidated financial statements of Agile for fiscal 2007. PricewaterhouseCoopers LLP has acted in such capacity since our incorporation in 1995.

The following table sets forth the aggregate fees billed to Agile for fiscal 2005 and 2006 by PricewaterhouseCoopers LLP:

	Fiscal 2005	Fiscal 2006
Audit Fees (1)	$1,244,000	$2,971,000
Tax Fees (2)	33,000	41,000
All Other Fees (3)	6,000	88,000

Total	$1,283,000	$3,100,000

(1)	Audit Fees consist of fees billed for professional services rendered for the audit of our consolidated annual financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements and annual or other periodic reports at international locations. In addition, audit fees include fees related to the review, testing and attestation of our internal controls, review of accounting matters related to our acquisition, review of responses to SEC comment letters, and for services performed in connection with any investigation by the Company that could have an impact on our consolidated financial statements.
(2)	Tax Fees consist of fees billed for professional services rendered for tax compliance, tax advice and tax planning (domestic and international). These services include assistance regarding federal, state and international tax compliance, acquisitions and international tax planning, and preparation of federal, state and foreign tax returns.
(3)	All other fees consist of fees for products and services other than the services described above.

Audit Committee Pre-Approval Policies and Procedures

Representatives of PricewaterhouseCoopers LLP normally attend each meeting of the Audit Committee of the Board. The Audit Committee, on at least an annual basis, reviews audit and non-audit services performed by PricewaterhouseCoopers LLP, as well as the fees charged by PricewaterhouseCoopers LLP for such services. All audit and non-audit services are pre-approved by the Audit Committee, which considers, among other things, the possible effect of the performance of such services on the independence of the registered independent public accounting firm. The Audit Committee has considered the role of PricewaterhouseCoopers LLP in providing its audit, audit-related and non-audit services to Agile, and has concluded that such services are compatible with PricewaterhouseCoopers’ independence as Agile’s registered independent public accounting firm.

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

10.1*	Amended and Restated 1995 Stock Option Plan (1)

10.2*	1999 Employee Stock Purchase Plan (1)

10.3*	2000 Nonstatutory Stock Option Plan and Forms of Option Agreements thereto (3)

10.4*	Form of Option Agreement and Related Restricted Stock Agreement (4)

10.5*	Form of Indemnity Agreement between Agile Software Corporation and its directors and officers (1)

10.6*

Executive Retention and Severance Plan adopted by the Company on October 17, 2002 and entered into with its executive officers and certain key employees, together with forms of Participation Agreement and Release of Claims Agreement (5)

10.7	Sublease dated May 9, 2003 made by and between Nortel Networks Inc. (as successor in interest to Alteon Web Systems), as sub landlord, and Agile Software Corporation as subtenant (6)

10.8	Form of Option Amendment Agreement (7)

10.9	Letter Agreement re: Tax Withholding* (8)

10.10	Executive Bonus Plan* (9)

10.11	Employment Agreement with Jay Fulcher* (10)

10.12	Executive Bonus Plan for Fiscal 2007* (11)

21.1	Material Subsidiaries

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney—included on the signature page

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Agile’s Registration Statement on Form S-1 (Reg. No. 333-81387), declared effective on August 19, 1999.

(2)	Incorporated by reference to Agile’s Current Report on Form 8-K (file No. 000-27071), filed on April 26, 2001.
(3)	Incorporated by reference to Agile’s Schedule TO, filed on October 18, 2001.
(4)	Incorporated by reference to Agile’s Amendment No. 1 to Schedule TO, filed on August 24, 2005.
(5)	Incorporated by reference to Agile’s Quarterly Report on Form 10-Q (file No. 000-27071), filed on December 13, 2002.
(6)	Incorporated by reference to Agile’s Annual Report on Form 10-K (file No. 000-27071), filed on July 28, 2003.
(7)	Incorporated by reference to Agile’s Current Report on Form 8-K, filed on May 3, 2005.
(8)	Incorporated by reference to Agile’s Quarterly Report on Form 10-Q, filed on September 8, 2005.
(9)	Incorporated by reference to Agile’s Current Report on Form 8-K, filed on February 28, 2006.
(10)	Incorporated by reference to Agile’s Quarterly Report on Form 10-Q, filed on March 13, 2006.
(11)	Incorporated by reference to Agile’s Current Report on Form 8-K, filed on May 15, 2006.
*	Management contract or compensatory plan.

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

AGILE SOFTWARE CORPORATION

By:	/S/ JAY B. FULCHER
Jay B. Fulcher Chief Executive Officer

Date: March 5, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints Jay B. Fulcher and Carolyn V. Aver, each of them acting individually, as his or her attorney-in-fact, each with the full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JAY B. FULCHER Jay B. Fulcher	Chief Executive Officer, and Director (Principal Executive Officer)	March 5, 2007

/S/ CAROLYN V. AVER Carolyn V. Aver	Executive Vice President and Chief Financial Officer, (Principal Financial and Accounting Officer)	March 5, 2007

/S/ BRYAN D. STOLLE Bryan D. Stolle	Chairman of the Board of Directors	March 5, 2007

/S/ GARETH C.C. CHANG Gareth C.C. Chang	Director	March 5, 2007

/S/ RON E. F. CODD Ron E. F. Codd	Director	March 5, 2007

/S/ KLAUS-DIETER LAIDIG Klaus-Dieter Laidig	Director	March 5, 2007

/S/ NANCY J. SCHOENDORF Nancy J. Schoendorf	Director	March 5, 2007

/S/ PAUL WAHL Paul Wahl	Director	March 5, 2007