Form 10-Q
period 2006-07-31
AGILE SOFTWARE CORP
filed 2007-03-05
CIK 1088653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

AGILE SOFTWARE CORPORATION

FORM 10-Q

JULY 31, 2006

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AGILE SOFTWARE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 31, 2006	April 30, 2006 (1)

ASSETS
Current assets:
Cash and cash equivalents	$99,963	$126,749
Short-term investments	51,168	47,788
Accounts receivable, net of allowance for doubtful accounts of $1,817 and $1,788 as of July 31, 2006 and April 30, 2006, respectively	20,959	26,673
Other current assets	4,914	4,306

Total current assets	177,004	205,516

Long-term investments	41,793	28,762
Property and equipment, net	8,863	8,697
Intangible assets, net	12,543	7,052
Other assets	1,810	1,593
Goodwill	75,165	66,687

Total assets	$317,178	$318,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,107	$5,762
Accrued expenses and other liabilities	16,591	17,399
Accrued restructuring, current	1,588	2,067
Deferred revenue	29,727	29,037

Total current liabilities	55,013	54,265

Other non-current liabilities	5,684	5,753

Total liabilities	60,697	60,018

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common Stock	58	58
Additional paid-in capital	630,686	628,750
Notes receivable from stockholders	(48)	(48)
Accumulated other comprehensive loss	(764)	(728)
Accumulated deficit	(373,451)	(369,743)

Total stockholders’ equity	256,481	258,289

Total liabilities and stockholders’ equity	$317,178	$318,307

(1)	Amounts as of April 30, 2006 have been derived from audited financial statements as of that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGILE SOFTWARE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended July 31,
	2006	2005
Revenues:
License	$10,103	$13,401
Service	20,915	20,983

Total revenues	31,018	34,384

Cost of revenues:
License	726	772
Service (1)	9,255	11,682
Amortization of intangible assets	842	725

Total cost of revenues	10,823	13,179

Gross margin	20,195	21,205

Operating expenses:
Sales and marketing (1)	11,694	12,830
Research and development (1)	9,225	8,221
General and administrative (1)	4,392	3,446
Amortization of intangible assets	667	602
Acquired in-process technology	100	—

Total operating expenses	26,078	25,099

Loss from operations	(5,883)	(3,894)
Interest and other income, net	2,344	870

Loss before provision for income taxes	(3,539)	(3,024)
Provision for income taxes	151	296

Net loss	$(3,690)	$(3,320)

Net loss per share:
Basic and diluted	$(0.07)	$(0.06)

Weighted average shares	55,113	53,591

(1) The amounts in the lines above include stock compensation as follows:

Cost of service revenue	$215	$92
Sales and marketing	834	413
Research and development	232	61
General and administrative	606	198

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGILE SOFTWARE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended July 31,
	2006	2005
		As Restated
Cash flows from operating activities:
Net loss	$(3,690)	$(3,320)
Adjustments to reconcile net loss to net cash provided by operating activities:
Acquired in-process technology	100	—
Provision for doubtful accounts	—	16
Depreciation and amortization	2,514	2,441
Stock compensation	1,887	764
Shares withheld in payment of employee tax withholding (see Note 8 - Stock Compensation for description of this payment)	(18)	—

Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7,015	(409)
Other assets, current and non-current	1,325	(200)
Accounts payable	1,145	(475)
Accrued expenses and other liabilities	(3,681)	26
Deferred revenue	(1,273)	1,761

Net cash provided by operating activities	5,322	604

Cash flows from investing activities:
Purchases of investments	(29,066)	(15,436)
Proceeds from maturities of investments	12,686	12,097
Cash paid in business combinations, net of cash acquired	(14,956)	—
Acquisition of property and equipment	(1,025)	(1,226)

Net cash used in investing activities	(32,361)	(4,565)

Cash flows from financing activities:
Proceeds from issuance of common stock, net of repurchases	48	57

Net cash provided by financing activities	48	57

Effect of exchange rate changes on cash	205	(500)

Net decrease in cash and cash equivalents	(26,786)	(4,404)
Cash and cash equivalents at beginning of period	126,749	81,760

Cash and cash equivalents at end of period	$99,963	$77,356

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Agile Software Corporation and its subsidiaries (“Agile”) have been prepared by us and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2006 (“fiscal 2006”), included in our Annual Report on Form 10-K for fiscal 2006 (“Fiscal 2006 Form 10-K”) filed with the Securities and Exchange Commission.

Concentrations of credit risk and significant customers

In the three months ended July 31, 2006 and 2005, none of our customers accounted for more than 10% of total revenues. As of July 31, 2006, none of our customers accounted for more than 10% of net accounts receivable and as of April 30, 2006, one customer accounted for 16% of net accounts receivable.

NOTE 2—RESTATEMENT OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

On September 19, 2006, Agile announced that it had commenced a voluntary review of stock option grant practices through a Special Committee of one independent director appointed by the Audit Committee of the Board, with the assistance of independent legal counsel. The review covered options grants made to all employees, directors and non-employees during the period from the date of our initial public offering in August 1999 to July 2006. The Special Committee found instances in which incorrect measurement dates were used to account for certain option grants. In addition, the Company found that it did not appropriately account for certain other aspects of stock compensation. However, this finding did not result in a material adjustment to our historical condensed consolidated financial statements. The total cumulative adjustment to stock compensation expense resulting from these findings was $69.6 million. Accordingly, in our Fiscal 2006 Form 10-K, the Company included restatements of the following previously filed financial statements and data (and related disclosures): (1) our condensed consolidated financial statements as of and for the fiscal years ended April 30, 2005 and 2004; (2) our selected condensed consolidated financial data as of and for the fiscal years ended April 30, 2005, 2004, 2003 and 2002; and (3) our unaudited quarterly financial data for all quarters in fiscal 2005. Please see Note 2, “Restatement of Consolidated Financial Statements,” and Note 16 “Unaudited Quarterly Consolidated Financial Data,” to the consolidated financial statements included in our Fiscal 2006 Form 10-K, and Management’s Discussion & Analysis therein, for a detailed discussion of the effect of the restatements and a period-by-period reconciliation of the adjustments.

In connection with our restatement, we assessed generally whether there were other matters which should have been corrected in our previously issued financial statements. As a result, Agile made certain adjustments in our Fiscal 2006 Form 10-K to our previously filed consolidated statement of cash flows for fiscal year 2005, and the consolidated statements of cash flows included within our unaudited quarterly financial data for each of the quarters in fiscal 2005 and the first three quarters in fiscal 2006. These adjustments were primarily the result of errors in the calculation of the effect of exchange rate changes on cash balances, which principally resulted in reclassifications between cash provided by (used in) operating activities and the effect of exchange rate changes on cash. These adjustments had no impact on the total change in cash and cash equivalents within the consolidated statements of cash flows, the consolidated statements of operations or the consolidated balance sheets for the affected periods. The effects of this restatement on the Company’s consolidated financial statements for the three months ended July 31, 2005 are reflected in this Form 10-Q.

NOTE 3—NET LOSS PER SHARE

Basic net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is the same as basic net loss per share because the calculation of diluted net loss per share excludes potentially dilutive shares of common stock since their effect is anti-dilutive. Potentially dilutive shares of common stock consist of unvested restricted common stock and shares of common stock issuable upon the exercise of outstanding stock options.

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended July 31,
	2006	2005
Numerator:
Net loss	$(3,690)	$(3,320)

Denominator:
Weighted average shares	57,690	53,591
Weighted average unvested shares of common stock subject to forfeiture or repurchase	(2,577)	—

Denominator for basic and diluted calculation	55,113	53,591

Net loss per share:
Basic and diluted	$(0.07)	$(0.06)

The following table sets forth, as of the dates indicated below, potentially dilutive shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive (in thousands):

	Three Months Ended July 31,
	2006	2005
Unvested common stock subject to forfeiture or repurchase	2,546	—
Options to purchase common stock	8,277	19,158

Total shares excluded	10,823	19,158

NOTE 4—COMPREHENSIVE LOSS

Comprehensive loss, which is reflected as a component of stockholders’ equity, includes net loss, unrealized gains or losses on investments, and foreign currency translation adjustments, as follows (in thousands):

	Three Months Ended July 31,
	2006	2005
Net loss	$(3,690)	$(3,320)
Other comprehensive gain (loss):
Unrealized gain on investments	30	1,068
Foreign currency translation adjustment	(66)	242

Other comprehensive gain (loss)	$(36)	$1,310

Total comprehensive loss	$(3,726)	$(2,010)

NOTE 5—BUSINESS COMBINATIONS

On June 30, 2006, we acquired Prodika, Inc. (“Prodika”), a provider of PLM solutions for the consumer packaged goods (“CPG”) industry, particularly the food and beverage sector. Under the terms of the acquisition, we paid $15.0 million in cash to acquire all of the outstanding capital stock of Prodika. In addition, we may have to pay additional consideration, in the form of an earnout, of up to $12.5 million, subject to our recording certain license revenues, from sales of certain products, through January, 2008. We have funded the $15.0 million upfront portion of the purchase price from our cash and investments and expect to fund any earnout payments from the same source. Prior to the acquisition, we had no direct relation with Prodika.

The transaction was accounted for under the purchase method of accounting and, accordingly, the results of operations of Prodika are included in the accompanying consolidated statements of operations since the acquisition date. Pro forma results of operations have not been presented because the effects were not material to our overall results.

The aggregate purchase price for the Prodika acquisition has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition—see table below. The net tangible assets acquired and liabilities assumed in the acquisition, as discussed further below, were recorded at the fair value, which approximated the carrying amounts at the acquisition date. We determined the valuation of the identifiable intangible assets using future revenue assumptions and a valuation analysis from an independent appraiser. The amounts allocated to the identifiable intangible assets were determined through established valuation techniques accepted in the technology and software industries. In calculating the value of the acquired in-process research and development (“IPR&D”), we gave consideration to relevant market size and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles, and the estimated lives of each of the products derived from the underlying technology. The value of the acquired IPR&D reflects the relative value and contribution of the acquired research and development. Consideration was given to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project in determining the value assigned to the acquired IPR&D. The amounts allocated to the acquired IPR&D were immediately expensed in the period the acquisition was completed because the projects associated with the IPR&D efforts had not yet reached technological feasibility and no future alternative uses existed for the technology. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the other identifiable intangible assets. Key assumptions included discount factors ranging from 20% to 22%, estimates of revenue growth, maintenance renewal rates, cost of sales, operating expenses and taxes. Through the acquisition of Prodika, we have acquired product lifecycle management solutions for the consumer packaged goods industry, particularly the food and beverage sector. This is consistent with our strategy to expand the capability and functionality of our solutions and expand into additional vertical markets. These factors have contributed to a purchase price in excess of fair market value of the Prodika identified tangible and intangible assets acquired. The excess purchase price was allocated to goodwill. Any additional consideration paid subsequent to the acquisition pursuant to the earnout will be allocated to goodwill.

The aggregate purchase price for the Prodika acquisition has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as follows (in thousands):

Tangible assets acquired:
Cash and cash equivalents	$216
Accounts receivable	1,172
Prepaid expenses and other assets	1,894
Property and equipment	328
Liabilities assumed:
Accounts payable	(143)
Accrued expenses and other liabilities	(2,210)
Deferred revenue	(1,663)
Identifiable intangible assets acquired:
In-process research and development	100
Other identifiable intangible assets:
Developed technology	4,200
Customer relationships	2,800
Goodwill	8,478

Total	$15,172

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

Goodwill

The activity within goodwill, for the three months ended July 31, 2006, is as follows (in thousands):

Balance as of April 30, 2006	$66,687
Prodika goodwill	8,478

Balance as of July 31, 2006	$75,165

We evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable.

Intangible Assets

The components of acquired identifiable intangible assets are as follows (in thousands):

	July 31, 2006			April 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Developed technologies	$13,400	$(5,708)	$7,692	$9,200	$(4,866)	$4,334
Customer relationships	9,682	(5,691)	3,991	6,882	(5,094)	1,788
Trademarks	1,200	(360)	840	1,200	(300)	900
Non-compete agreements	1,280	(1,260)	20	1,280	(1,250)	30

	$25,562	$(13,019)	$12,543	$18,562	$(11,510)	$7,052

All of our acquired identifiable intangible assets are subject to amortization and have approximate original estimated weighted-average useful lives as follows: Developed technologies—three to five years; Customer relationships—three years; Trademarks—five years; Non-compete agreements—one to two years. No significant residual value is estimated for the intangible assets.

As of July 31, 2006, the estimated future amortization expense of acquired identifiable intangible assets is as follows (in thousands):

Fiscal Years:

2007 (remaining nine months)	$4,473
2008	4,928
2009	2,573
2010	569

Total	$12,543

NOTE 7—RESTRUCTURING CHARGES

From time to time, management has initiated various restructurings of our operations and facilities. These restructurings have been taken primarily in response to redundant or excess capacity brought about by acquisitions and/or significant changes in economic conditions and market demand. During the second quarter of fiscal 2003, we recorded a restructuring charge of $5.2 million (the “2003 Restructuring”). The 2003 Restructuring consisted primarily of the consolidation of excess facilities and abandonment of certain assets in connection with the consolidation of excess facilities. As of July 31, 2006, $497,000 of the 2003 Restructuring obligations remained, which represents costs related to excess facilities.

In the first quarter of fiscal 2005, we terminated approximately 15% of our employees worldwide and consolidated our Chinese development centers into a single location (the “2005 Restructuring”). In connection with the 2005 Restructuring, we recorded a restructuring charge of $2.1 million. As of July 31, 2006, $420,000 of the 2005 Restructuring obligations remained, which represents costs related to severance.

During the third and fourth quarters of fiscal 2006, we terminated 40 employees and consolidated excess facilities in Massachusetts and the United Kingdom (the “2006 Restructuring”). In connection with these actions, we incurred a restructuring charge of $2.4 million, which is comprised of severance payments of $2.1 million and facilities and asset abandonment costs of $233,000. Additionally, we reassessed our previous assumptions underlying our 2003 Restructuring related to the excess facilities charges, and, as a result, recorded an additional expense of $93,000 related to the 2003 Restructuring. As of July 31, 2006, $773,000 of the 2006 Restructuring obligations remained.

We review quarterly the assumptions used in estimating our restructuring charges, principally sublease income expectations for excess facilities and employee termination expenses. We currently do not expect our existing restructuring estimates and assumptions to change materially.

Summary of Restructuring Obligations

The significant activity within and components of the restructuring charges during the three months ended July 31, 2006 are as follows (in thousands):

	Employee Termination Costs	Facility-Related Costs	Total
Restructuring obligations at April 30, 2006	$1,529	$744	$2,273
Cash payments	(405)	(178)	(583)

Restructuring obligations at July 31, 2006 (1)	$1,124	$566	$1,690

Accrued restructuring, current			$1,588
Accrued restructuring, non-current			102

			$1,690

(1)	The remaining employee termination and facility-related obligations are expected to be paid through our quarter ending October 31, 2007.

NOTE 8—STOCK COMPENSATION

We adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payments,” as interpreted by SEC Staff Accounting Bulletin (“SAB”) No. 107, effective May 1, 2005. SFAS 123R requires the recognition of the fair value of stock compensation in net income (loss). We recognize the stock compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period. All of our stock compensation awards are accounted for as equity instruments.

Under the provisions of SFAS 123R, we recorded $1.9 million of stock compensation expense in our consolidated statement of operations for the three months ended July 31, 2006. We utilized the Black-Scholes valuation model for estimating the fair value of the equity awards granted after the adoption of SFAS 123R, with the following weighted-average assumptions:

	Stock Option Plans		Stock Purchase Plan
	Three Months Ended July 31,		Three Months Ended July 31,
	2006	2005	2006	2005
Dividend yield	—	—	—	—
Expected volatility	54%	67%	35%	37%
Average risk-free interest rate	4.71%	3.58%	4.76%	3.24%
Expected life (in years)	5.0	4.5	0.5	0.5

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

Based on the above assumptions, the weighted-average fair values of the options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan for the three months ended July 31, 2006 was $5.46 and $1.77, respectively.

Based on our historical experience of pre-vesting option cancellations, we have assumed an annualized forfeiture rate of 15% for our options. Under the true-up provisions of SFAS 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

Total compensation cost of fair market value options granted and par value options exercised, but not yet vested, as of July 31, 2006, was $10.2 million, which is expected to be recognized over a weighted average period of 1.6 years. Refer to Note 12 “Employee Benefit Plans” of our Fiscal 2006 Form 10-K for discussion of our stock plans.

The amortization of stock compensation under SFAS 123R is recorded in accordance with Financial Accounting Standard Board (“FASB”) Interpretation (“FIN”) No. 28 (i.e., accelerated method).

The following table summarizes activity under all stock option plans (in thousands, except for per share and contractual term amounts):

	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Balance at April 30, 2006	14,974	7,958	$6.23

Options authorized (2)	1,000	—	—
Options granted	(554)	554	2.69
Options exercised		(17)	2.76
Options canceled	218	(218)	5.14
Unvested shares repurchased	—	—	—

Balance at July 31, 2006	15,638	8,277	$6.03	6.4	$6,376
Exercisable at July 31, 2006 (3)		7,144	$6.27	6.4	$4,426

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing price of our common stock on July 31, 2006 (i.e. $5.87) and the exercise price of the underlying options.
(2)	Under our 1995 Stock Option Plan, the number of shares available for grant is automatically increased on the first day of each fiscal year by the lesser of 1.0 million shares per year, or 5% of the number of shares of our common stock which were issued and outstanding on the last day of the preceding fiscal year or a number of shares determined by our Board of Directors.
(3)	Includes options to purchase 329,000 shares of common stock that are exercisable prior to vesting. Shares purchased prior to vesting are subject to reacquisition by Agile in the event of termination of the optionee’s employment prior to such shares vesting.

During the three months ended July 31, 2006, the total intrinsic value of stock options exercised was $66,000.

Option Exchange

In July 2005, Agile extended an offer to exchange outstanding options with an exercise price of $6.76 per share or greater for new options with an exercise price of $0.001. The exchange ratio in the offer was one new option share for each three old option shares tendered for exchange. The exchange offer expired in August 2005. Of the approximately 14 million options eligible to participate in the exchange, approximately 11.6 million options were surrendered and exchanged into approximately 3.9 million new options. For financial accounting purposes, the exchange resulted in an additional stock compensation expense of $315,000, which is being recognized over the approximately two-year vesting term of the new options.

These new options granted to U.S. employees were immediately exercisable for restricted stock and could only be exercised through November 30, 2005. On each vesting date of the restricted stock, we withhold sufficient shares to cover the minimum statutory tax withholding requirements, based on the market value of our common stock at the time of vesting. As a result, the number of shares of restricted stock outstanding will decrease by the number of shares withheld to cover the tax obligation arising on each vesting date, and Agile will make a cash payment to the Internal Revenue Service and state tax authorities to cover the applicable withholding taxes.

NOTE 9—COMMITMENTS AND CONTINGENCIES

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

We, as permitted under Delaware law and in accordance with our Bylaws, indemnify our officers, directors and members of our senior management for certain events or occurrences, subject to certain limits, while they were serving at our request in such capacity. In this regard, we have received, or expect to receive, requests for indemnification by certain current and former officers and directors with respect to potential liability in connection with our review of our historic stock option granting practices and the related restatement, related governmental inquiries, and shareholder derivative litigation and class action litigation described below. The maximum amount of potential future indemnification is unknown and potentially unlimited; however, we have directors’ and officers’ liability insurance policies that enable us to recover a portion of future indemnification claims paid, subject to retentions, conditions and limitations of the policies. As a result of this insurance coverage, we believe that the fair value of these indemnification claims is not material.

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

Other commitments

In connection with our acquisition of Eigner US Inc. (“Eigner”) in August 2003, we assumed a commitment to purchase consulting services from a vendor to Eigner, which commitment, totaling $273,000, provides for quarterly payments through the first quarter of our fiscal year ending April 30, 2008.

NOTE 10—SEGMENT AND GEOGRAPHIC INFORMATION

We have one operating segment, enterprise class product lifecycle management solutions. We market our products in the United States and in foreign countries through our direct sales force and through indirect distribution channels.

The following geographic information is presented for the three-months ended July 31, 2006 and 2005 (in thousands, except percentages):

	Three Months Ended July 31,		As percentage of total revenue Three Months Ended July 31,
	2006	2005	2006	2005
Revenues:
North America	$20,627	$24,686	67%	72%
Europe	8,254	8,860	26	26
Asia-Pacific	2,137	838	7	2

	$31,018	$34,384	100%	100%

No single customer accounted for 10% or more of total revenues for the three months ended July 31, 2006 or 2005.

The following table presents our long-lived assets by geographic location, as of the balance sheet dates (in thousands):

	July 31, 2006	April 30, 2006
Long-lived assets:
North America	$7,227	$7,135
Europe	1,058	1,084
Asia-Pacific	578	478

	$8,863	$8,697

NOTE 11—SUBSEQUENT EVENTS

Nasdaq Delisting

As a result of the delayed filing of our periodic reports with the SEC, on September 13, 2006, we received a Nasdaq staff determination letter indicating that we had failed to comply with the filing requirement for continued listing set forth in Nasdaq Marketplace Rule 4310(c)(14), due to our failure to timely file our Annual Report on Form 10-K for fiscal 2006, and that our securities are, therefore, subject to delisting from the Nasdaq Global Market. We received and announced two additional Nasdaq staff determination letters with respect to our failure to timely file our Quarterly Reports on Form 10-Q for the first and second quarters of fiscal 2007. We requested and subsequently attended a hearing before the Nasdaq Listing Qualifications Panel (“Listing Panel”), which was held on September 14, 2006, to appeal the staff determination and presented a plan to cure both filing deficiencies and regain compliance. On October 11, 2006, Nasdaq notified us that the exception had been granted, and that it would continue to list our shares on the Nasdaq Global Market, provided that we file our Form 10-K for fiscal 2006, our Form 10-Q for the first quarter of fiscal 2007, and all required restatements on or before January 8, 2007. Although we were unable to meet this condition by January 8, 2007, the Nasdaq Listing and Hearing Review Council (Listing Council), pursuant to its discretionary authority under Marketplace Rule 4807(b), has decided to review the decision of the Listing Panel, and has stayed the decision to suspend our securities from trading, pending further action by the Listing Council. Our stock will continue to be listed on the Nasdaq Global Market pending the decision by the Listing Council on our request for a further extension within which to comply with the listing rules. Upon the filing of our Form 10-K for fiscal 2006 and our Form 10-Q for our quarters ended July 31, 2006 and October 31, 2006, we will be current with our filing requirements under the Securities and Exchange Act of 1934 and, as a result, expect that we should no longer be subject to delisting from the Nasdaq Global Market.

Item 2. Management’s Discussion & Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended). Such statements are based upon current expectations that involve risks and uncertainties, and we undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this report. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ materially from those reflected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the Risk Factors section included below in this Quarterly Report on Form 10-Q as well as in the Risk Factors section included in our Form 10-K for the year ended April 30, 2006 (“Fiscal 2006 Form 10-K”) filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report. Our fiscal year ends on April 30 of each year.

Restatement of Unaudited Condensed Consolidated Financial Statements

On September 19, 2006, Agile announced that it had commenced a voluntary review of stock option grant practices through a Special Committee of one independent director appointed by the Audit Committee of the Board, with the assistance of independent legal counsel. The review covered options grants made to all employees, directors and non-employees during the period from the date of our initial public offering in August 1999 to July 2006. The Special Committee found instances in which incorrect measurement dates were used to account for certain option grants. In addition, the Company found that it did not appropriately account for certain other aspects of stock compensation. However, this finding did not result in a material adjustment to our historical condensed consolidated financial statements. The total cumulative adjustment to stock compensation expense resulting from these findings was $69.6 million. Accordingly, in our Fiscal 2006 Form 10-K, the Company included restatements of the following previously filed financial statements and data (and related disclosures): (1) our condensed consolidated financial statements as of and for the fiscal years ended April 30, 2005 and 2004; (2) our selected condensed consolidated financial data as of and for the fiscal years ended April 30, 2005, 2004, 2003 and 2002; and (3) our unaudited quarterly financial data for all quarters in fiscal 2005. Please see Note 2, “Restatement of Consolidated Financial Statements,” and Note 16 “Unaudited Quarterly Consolidated Financial Data,” to the consolidated financial statements included in our Fiscal 2006 Form 10-K, and Management’s Discussion & Analysis therein, for a detailed discussion of the effect of the restatements and a period-by-period reconciliation of the adjustments.

In connection with our restatement, we assessed generally whether there were other matters which should have been corrected in our previously issued financial statements. As a result, Agile made certain adjustments in our Fiscal 2006 Form 10-K to our previously filed consolidated statement of cash flows for fiscal year 2005, and the consolidated statements of cash flows included within our unaudited quarterly financial data for each of the quarters in fiscal 2005 and the first three quarters in fiscal 2006. These adjustments were primarily the result of errors in the calculation of the effect of exchange rate changes on cash balances, which principally resulted in reclassifications between cash provided by (used in) operating activities and the effect of exchange rate changes on cash. These adjustments had no impact on the total change in cash and cash equivalents within the consolidated statements of cash flows, the consolidated statements of operations or the consolidated balance sheets for the affected periods. The effects of this restatement on the Company’s consolidated financial statements for the three months ended July 31, 2005 are reflected in this Form 10-Q.

Review of Taiwan Sales Office Operations

In addition to the restatement described above as a result of our review of our historical stock option grant practices, our consolidated financial statements included in this Form 10-Q reflect adjustments to our financial information previously reported in our press release, dated May 25, 2006, for the quarter and fiscal year ended April 30, 2006 (“Press Release”). The adjustments arose out of an investigation by our Audit Committee, as reported in our Form 8-K filed with the SEC on July 14, 2006, into certain transactions entered into by our Taiwan sales office. The investigation initially centered upon confirmation of the validity of a specific sale transaction. It was subsequently expanded to include a review of all material revenue transactions entered into by the Taiwan sales office during fiscal years 2004 through 2006 and our relationship with, and transactions entered into with and by, a reseller in Taiwan. The investigation involved interviews with key employees, resellers and customers, and review of documentation and computer files, including emails.

Upon the conclusion of this investigation we determined that approximately $632,000 of revenue that we had previously announced, in the Press Release, as revenue recognized for the fourth quarter of fiscal 2006, would be more appropriately recognized during the first quarter of fiscal 2007. The $632,000 of revenue is included in revenue for the first quarter of fiscal 2007, and is reflected in our financial statements included in this Form 10-Q. We determined that recognizing this revenue in the first quarter of fiscal 2007 was more appropriate than in the fourth quarter of fiscal 2006, based primarily on certain information uncovered during the investigation, but unknown to us at the time we first announced our results for the fourth quarter of fiscal 2006. This information includes (i) the fact that the reseller entity through which the sale occurred was partially owned by individuals who were, or who were related to, employees of our Taiwan sales office, and (ii) statements made during interviews of representatives of the end-user created uncertainty as to whether the end-user placed the order for the software with the reseller during the fourth quarter of fiscal 2006 or the first quarter of fiscal 2007. Thus, although at the time we announced our preliminary financial results for the fourth quarter of fiscal 2006, we had evidence of sell-through from the reseller to the end-user consistent with our revenue recognition policy, upon receipt of this additional information we deferred recognizing this revenue until June 2006, when additional evidence of sell-through from the reseller to the end-user was received. As a result of the investigation, the Company’s management identified and reported to our Audit Committee and independent registered public accounting firm material weaknesses in the Company’s internal control over financial reporting as of April 30, 2006, as discussed in Item 9A of our Form 10-K for fiscal 2006 and Item 4 of this From 10-Q.

These matters were time-consuming, required us to incur significant additional expenses, relating to legal, accounting, tax and other professional services, estimated to be approximately $4.0 million over the first three quarters of fiscal 2007, of which approximately $900,000 was incurred and expensed in the three months ended July 31, 2006. We expect to incur significant expenses of the same nature through the remainder of fiscal 2007 in connection with the reviews and restatement, which will adversely affect our results of operations and cash flows in that period.

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

We believe that understanding the following key developments is helpful to an understanding of our operating results for fiscal 2007.

Increased Product Breadth

Over time, we have been able to expand the capability and functionality of our solutions and expand into additional vertical markets. Our initial offering consisted of a single product focused on the electronics and high technology vertical market. Over time, we have added new products and features and functionality to our existing products, both through internal development and acquisition, and expanded into additional vertical markets. With our acquisition of Prodika in June 2006, we expanded our focus in the consumer packaged goods market, particularly in the food and beverage industry. We currently focus on providing PLM solutions to companies in the electronics and high technology, life sciences, consumer packaged goods, automotive, aerospace and defense, industrial products and other industries. Our Agile 9 suite of products is our most comprehensive PLM product offering to date, and provides extensive features and capabilities, as well as an enterprise class and standards based technology platform. Agile e6 products are focused on organizing and managing product design assets to support globally distributed engineering teams in the automotive, aerospace and defense, and industrial products industries. Our Prodika products are focused on providing a comprehensive, end-to-end solution to consumer packaged goods companies, particularly in the food and beverage industry. Our Agile Advantage product is designed to provide the benefits important to small and medium sized enterprises. Our Cimmetry products are focused on enabling the use of two-dimensional and three-dimensional mechanical CAD and electronic CAD and design automation information across the extended enterprise.

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

Acquisitions

Our strategy has been, and continues to be, to expand our business both organically and through acquisitions of complementary products, technologies and companies. We have made the following acquisitions since August 2003:

•	Eigner US Inc. (“Eigner”), acquired in August 2003;

•	TRADEC, Inc. (“TRADEC”), acquired in September 2003;

•	Cimmetry Systems, Inc. (“Cimmetry”), acquired in February 2005; and

•	Prodika, Inc. (“Prodika”), acquired in June 2006.

Through the acquisition of Eigner, we acquired what is now our Product Catalog, Requirements Management, Configuration Management, Engineering Collaboration and Maintenance, Repair and Overhaul products. Eigner also provided us with a stronger presence in the automotive supply chain, industrial equipment, aerospace and defense industries, as well as in certain geographic markets, such as the Central European region. Through the acquisition of TRADEC, we acquired additional functionality to our existing products, as well as new customers. Through the acquisition of Cimmetry, we acquired visual collaboration software that has become an increasingly important element of PLM solutions. As a result of our acquisition of Prodika, we have acquired product lifecycle management solutions for the consumer packaged goods industry, particularly the food and beverage sector. The results of each of these acquisitions are included in our statements of operations, beginning as of the respective acquisition date. Consequently, our consolidated results of operations for the three months ended July 31, 2006 and 2005 include the revenue and expenses related to Eigner, TRADEC and Cimmetry. Our consolidated results of operations for the three months ended July 31, 2006 also includes approximately one month of revenues and expenses related to Prodika.

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

Our year-over-year revenues decreased due to a shortfall in license and related service revenues, primarily in North America. This shortfall was partially offset by an additional $1.0 million of license revenue in Asia-Pacific, which includes the adjustment of $632,000 of revenue resulting from the investigation of our Taiwan sales office discussed above, as well as an increase in worldwide maintenance revenue of $1.4 million. The following also occurred in the quarter:

•	In June 2006, we completed our acquisition of Prodika, expanding our presence in the consumer packaged goods market.

•	We improved service margins year-over-year by $2.3 million, or 25%.

•

We maintained a cash and investments balance as of July 31, 2006 of $192.9 million, which represents a decrease of $10.4 million compared to the balance as of April 30, 2006. This decrease was due to the acquisition of Prodika for $15.0 million, partially offset by positive operating cash flows of $5.3 million.

Due to the amortization of the intangible assets acquired as a result of the Cimmetry and Prodika acquisitions and the adoption of SFAS No. 123R effective in our first quarter of fiscal 2006, we will likely not be profitable on a GAAP basis for the foreseeable future. In addition, we have incurred significant additional expenses, relating to legal, accounting, tax and other professional services in connection with the review of our stock option grant practices and the investigation of our Taiwan sales office, estimated to be approximately $4.0 million over the first three quarters of fiscal 2007, of which approximately $900,000 was incurred and expensed in the three months ended July 31, 2006. We expect to incur significant expenses of the same nature through the remainder of fiscal 2007 in connection with these matters, which will adversely affect our results of operations and cash flows in that period. Achieving and sustaining profitable results will depend upon a combination of careful expense management coupled with higher revenue levels. Many of our expenses are relatively fixed in the short term and there can be no assurance that we will be able to maintain expenses at target levels, or that our revenues will increase. As a result, there can be no assurance that we will achieve or maintain profitable operations in the future.

Critical Accounting Policies

We have prepared our condensed consolidated financial statements in accordance with accounting principals generally accepted in the United States of America. In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our reported revenues, loss from operations, and net loss, as well as on the value of certain assets and liabilities on our balance sheet. These estimates, assumptions and judgments about future events and their effects on our results cannot be determined with certainty, and are made based upon our historical experience and on other assumptions that are believed to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. The discussion and analysis of our financial condition and results of operations are based upon these statements. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition, allowance for doubtful accounts and sales returns, stock compensation, and business combinations and acquired intangible assets. Discussion of these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Form 10-K for fiscal 2006. There have been no changes to these critical accounting policies subsequent to April 30, 2006.

Results of Operations

The following table sets forth selected unaudited condensed consolidated financial data for the periods indicated, expressed as a percentage of total revenues.

	Three Months Ended July 31,
	2006	2005
Revenues:
License	33%	39%
Service	67	61

Total revenues	100	100

Cost of revenues:
License	2	2
Service (1)	30	34
Amortization of intangible assets	3	2

Total cost of revenues	35	38

Gross margin	65	62

Operating expenses:
Sales and marketing (1)	38	37
Research and development (1)	30	24
General and administrative (1)	14	10
Amortization of intangible assets	2	2
Acquired in-process technology	—	—

Total operating expenses	84	73

Loss from operations	(19)	(11)
Interest and other income, net	7	2

Loss before provision for income taxes	(12)	(9)
Provision for income taxes	—	1

Net loss	(12)%	(10)%

(1) The amounts in the lines above include stock compensation as follows:

Cost of service revenue	1%	—%
Sales and marketing	3	1
Research and development	1	—
General and administrative	2	1

Comparison of the Three Months Ended July 31, 2006 and 2005

Revenues

Our revenues by geographic region for the three months ended July 31, 2006 and 2005 are as follows (in thousands, except percentages):

	Three Months Ended July 31, 2006	Change		Three Months Ended July 31, 2005
		$	%
North America	$20,627	$(4,059)	(16)%	$24,686
Europe	8,254	(606)	(7)%	8,860
Asia-Pacific	2,137	1,299	155%	838

Total revenues	$31,018	$(3,366)	(10)%	$34,384

Total revenues for the three months ended July 31, 2006 decreased by $3.4 million, or 10% from the prior-year period. This decrease was the result of decreases in North America license revenue and Europe professional service revenue, partially offset by an increase in Asia-Pacific license revenue, which includes the adjustment of $632,000 of revenue resulting from the investigation of our Taiwan sales office discussed above. During the three months ended July 31, 2006 and 2005, revenues from customers located outside of North America were approximately 33% and 28% of total revenues, respectively.

In the three months ended July 31, 2006 and 2005, none of our customers accounted for more than 10% of total revenues.

License Revenue

The following table sets forth a summary of our license revenue, in absolute dollars and expressed as a percentage of total revenues, for the three months ended July 31, 2006 and 2005 (in thousands, except percentages).

	Three Months Ended July 31, 2006	Change		Three Months Ended July 31, 2005
		$	%
License revenue	$10,103	$(3,298)	(25)%	$13,401
As a percentage of total revenues	33%			39%

The decrease in license revenue in absolute dollars during the three months ended July 31, 2006, compared to the prior-year period, was primarily related to a decrease in the North American region of $4.3 million, due principally to the lack of significant transactions in the period, offset by a $1.0 million increase from Asia-Pacific, which includes the adjustment of $632,000 of revenue resulting from the investigation of our Taiwan sales office discussed above.

Service Revenue

The following table sets forth a summary of our service revenue in absolute dollars and expressed as a percentage of total revenues for the three months ended July 31, 2006 and 2005 (in thousands, except percentages).

	Three Months Ended July 31, 2006	Change		Three Months Ended July 31, 2005
		$	%
Professional service	$7,011	$(1,456)	(17)%	$8,467
Maintenance	13,904	1,388	11%	12,516

Total service revenue	$20,915	$(68)	(0)%	$20,983
As a percentage of total revenues	67%			61%

Service revenue includes fees earned and, to a lesser extent, reimbursable expenses incurred in connection with consulting, software implementation and training services we provide to our customers, as well as fees from software maintenance agreements we offer. Service revenue inherently lags behind the related license revenue as the service engagements and maintenance (and the related revenue) commence after the initial license sale. As a result, the impact of license revenue on service revenue tends to be delayed by one to two quarters. Additionally, as our maintenance revenue in any given period is derived from a larger customer base than our license revenue in that period, the percentage of increase in maintenance revenue is generally smaller than any percentage of increase in license revenue.

The slight decrease in service revenue in absolute dollars during the three months ended July 31, 2006, compared to the prior-year period, resulted from a $1.5 million decrease in professional services, primarily in Europe, and, to a lesser extent, North America. These decreases in both regions resulted from large engagements winding down and fewer significant license transactions generating significant follow-on service engagements. The decreases were offset by a $1.4 million increase in maintenance in all regions, as our customer base expands.

Cost of Revenues

Cost of License Revenue

The following table sets forth a summary of our cost of license revenue, in absolute dollars and expressed as a percentage of license revenues, for the three months ended July 31, 2006 and 2005 (in thousands, except percentages).

	Three Months Ended July 31, 2006	Change		Three Months Ended July 31, 2005
		$	%
Cost of license revenue	$726	$(46)	(6)%	$772
As a percentage of license revenue	7%			6%

Our cost of license revenue includes license fees due to third parties for technology integrated into or sold with our products, the cost of order processing and fulfillment and the amortization of capitalized software development costs.

Cost of license revenue in absolute dollars during the three months ended July 31, 2006, when compared to the prior-year period, was essentially flat. The increase in cost of license revenue as a percentage of license revenue was primarily due to the increase in sales of products which included more embedded third-party software than we had sold in the prior-year period.

Cost of Service Revenue

The following table sets forth a summary of our cost of service revenue, in absolute dollars and expressed as a percentage of license revenues, for the three months ended July 31, 2006 and 2005 (in thousands, except percentages).

	Three Months Ended July 31, 2006	Change		Three Months Ended July 31, 2005
		$	%
Cost of service revenue	$9,040	$(2,550)	(22)%	$11,590
Stock compensation	215	123	134%	92

Total cost of service revenue, including stock compensation	$9,255	$(2,427)	(21)%	$11,682
As a percentage of service revenue	44%			56%

Our cost of service revenue includes salaries and related expenses for the implementation, training services, and customer support organizations, costs of third parties contracted to provide implementation and maintenance renewal services to customers and an allocation of overhead expenses, including rent, information technology and other overhead expenses. In addition, cost of service revenue includes support and upgrade fees paid to third parties with respect to the third-party software embedded into or sold with our products for which our customers have purchased support from us.

The decrease in total cost of service revenue in absolute dollars during the three months ended July 31, 2006, compared to the prior-year period, was due to a $1.7 million decrease in employee costs, resulting from headcount reductions in our professional services organization in our fiscal 2006 restructuring, and a $1.3 million decrease in third-party consulting costs, partially offset by increased compensation as we invest in our support organization. Through this combination of restructuring and cost management, we more effectively utilized our existing resources, and were able to deliver the same level of service revenues at a substantially reduced cost. As a percentage of service revenue, total cost of service revenue decreased by 12 percentage points in the three months ended July 31, 2006, compared to the prior-year period, due to improved professional service margins as a result of the cost reductions mentioned above.

Operating Expenses

We classify all charges to operating expense categories based on the nature of the expenditures. Although each category includes expenses that are unique to the category type, there are common recurring expenditures that are typically included in all operating expense categories, such as salaries, employee benefits, incentive compensation, bonuses, travel costs, communication, rent and other allocated facilities costs, information technology, and professional fees. Also included in our operating expenses is the amortization of stock compensation expense, which is included in each of the sales and marketing, research and development, and general and administrative categories.

Sales and Marketing

The following table sets forth a summary of our sales and marketing expenses, in absolute dollars and expressed as a percentage of total revenues, for the three months ended July 31, 2006 and 2005 (in thousands, except percentages).

	Three Months Ended July 31, 2006	Change		Three Months Ended July 31, 2005
		$	%
Sales and marketing	$10,860	$(1,558)	(13)%	$12,417
Stock compensation	834	422	102%	413

Total sales and marketing, including stock compensation	$11,694	$(1,136)	(9)%	$12,830
As a percentage of total revenues	38%			37%

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

The decrease in total sales and marketing expenses in absolute dollars during the three months ended July 31, 2006, compared to the prior-year period, was primarily due to a $800,000 decrease in sales commissions and bonuses associated with lower license revenue and a decrease in headcount resulting from our fiscal 2006 restructuring, a one-time $400,000 benefit from an employment tax settlement in the United Kingdom and a $200,000 decrease in outside service costs, partially offset by a $300,000 increase in stock compensation expense resulting principally from new options granted in the fourth quarter of fiscal 2006.

Research and Development

The following table sets forth a summary of our research and development expenses, in absolute dollars and expressed as a percentage of total revenues, for the three months ended July 31, 2006 and 2005 (in thousands, except percentages).

	Three Months Ended July 31, 2006	Change		Three Months Ended July 31, 2005
		$	%
Research and development	$8,993	$833	10%	$8,160
Stock compensation	232	171	280%	61

Total research and development, including stock compensation	$9,225	$1,004	12%	$8,221
As a percentage of total revenues	30%			24%

In addition to the common recurring expenditures mentioned above, our research and development expenses consist of costs associated with the development of new products, enhancements to existing products, and quality assurance procedures. These costs primarily consist of employee salaries, benefits, consulting costs and the cost of software development tools and equipment.

The increase in total research and development expenses in absolute dollars during the three months ended July 31, 2006, compared to the prior-year period, resulted principally from a $700,000 increase in compensation and benefit costs related to work being performed on the next releases of our products, primarily our Agile 9 suite of products, and a $200,000 increase in stock compensation expense resulting principally from new options granted in the fourth quarter of fiscal 2006.

General and Administrative

The following table sets forth a summary of our general and administrative expenses, in absolute dollars and expressed as a percentage of total revenues, for the three months ended July 31, 2006 and 2005 (in thousands, except percentages).

	Three Months Ended July 31, 2006	Change		Three Months Ended July 31, 2005
		$	%
General and administrative	$3,786	$538	17%	$3,248
Stock compensation	606	408	206%	198

Total general and administrative, including stock compensation	$4,392	$946	27%	$3,446
As a percentage of total revenues	14%			10%

In addition to the common recurring expenditures mentioned above, our general and administrative expenses consist primarily of compensation and benefits costs, including stock compensation, for executive, finance, human resources, legal and administrative personnel, bad debt expense, and other costs associated with being a publicly held company, including SEC and Sarbanes-Oxley compliance (which, in this quarter, included substantial costs relating to the investigation of our Taiwan sales office), director compensation and, from time to time, litigation expenses.

The increase in total general and administrative expenses, in absolute dollars during the three months ended July 31, 2006, compared to the prior-year period, was due to $900,000 in outside consulting and legal fees, relating primarily to investigations, principally with respect to our Taiwan sales office, and a $400,000 increase in stock compensation expense resulting principally from new options granted in the fourth quarter of fiscal 2006, offset by a decrease in other consulting costs, primarily related to a decrease in Sarbanes-Oxley compliance costs.

We expect total general and administrative expenses to include significant costs associated with, or resulting from, the investigations described above for the remainder of fiscal 2007.

Amortization of Intangible Assets

The following table sets forth a summary of our amortization of intangible assets, in absolute dollars and expressed as a percentage of total revenues, for the three months ended July 31, 2006 and 2005 (in thousands, except percentages).

	Three Months Ended July 31, 2006	Change		Three Months Ended July 31, 2005
		$	%
Amortization of intangible assets	$1,509	$182	14%	$1,327
As a percentage of total revenues	5%			4%

The increase in the amortization of intangible assets, in absolute dollars, during the three months ended July 31, 2006, compared to the prior-year period, was primarily related to the acquisition of Prodika in June 2006.

We have made selective acquisitions of assets and businesses, including certain intangible assets. Intangible assets consist of developed technologies, customer relationships, trademarks and non-compete agreements acquired as part of our acquisitions. Intangible assets are subject to amortization and have original estimated weighted-average useful lives, ranging from one to five years. No significant residual value is estimated for the intangible assets.

The components of acquired identifiable intangible assets are as follows (in thousands):

	July 31, 2006			April 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Developed technologies	$13,400	$(5,708)	$7,692	$9,200	$(4,866)	$4,334
Customer relationships	9,682	(5,691)	3,991	6,882	(5,094)	1,788
Trademark	1,200	(360)	840	1,200	(300)	900
Non-compete agreements	1,280	(1,260)	20	1,280	(1,250)	30

	$25,562	$(13,019)	$12,543	$18,562	$(11,510)	$7,052

As of July 31, 2006, the estimated future amortization expense of acquired intangible assets is as follows (in thousands):

Fiscal Years:

2007 (remaining nine months)	$4,473
2008	4,928
2009	2,573
2010	569

Total	$12,543

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

Interest and Other Income, Net

The following table sets forth a summary of our interest and other income, net, in absolute dollars and expressed as a percentage of total revenues, for the three months ended July 31, 2006 and 2005 (in thousands, except percentages).

	Three Months Ended July 31, 2006	Change		Three Months Ended July 31, 2005
		$	%
Interest and other income, net	$2,344	$1,474	169%	$870
As a percentage of total revenues	8%			2%

Interest and other income, net consists of interest earned on cash, cash equivalents, and investments as well as foreign exchange transaction gains and losses and other miscellaneous non-operating transactions.

The increase in interest and other income, net during the three months ended July 31, 2006, compared to the prior-year period, was due principally to substantially higher interest rates and, to a lesser extent, the positive impact of remeasurements of unhedged foreign currency payables.

Provision for Income Taxes

The following table sets forth a summary of our provision for income taxes, in absolute dollars, for the three months ended July 31, 2006 and 2005 (in thousands, except percentages).

	Three Months Ended July 31, 2006	Change		Three Months Ended July 31, 2005
		$	%
Provision for income taxes	$151	$(145)	(49)%	$296
Effective income tax rates	4%			10%

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

Liquidity and Capital Resources

Overview

Our principal source of liquidity consists of cash, cash equivalents and investments, as follows (in thousands):

	As of July 31,
	2006	2005
Cash and cash equivalents	$99,963	$77,356
Short-term and long-term investments	92,961	121,027

	$192,924	$198,383

Our cash, cash equivalents, and investments are generally placed with high credit quality financial institutions, commercial companies and government agencies in order to limit the amount of credit exposure. As of July 31, 2006, our working capital was $122.0 million and our days sales outstanding was 62 days.

Cash Flows

In summary, our cash flows for the three months ended July 31, 2006 and 2005 were as follows (in thousands):

	Three Months Ended July 31,
	2006	2005
		As Restated
Net cash provided by operating activities	$5,322	$604
Net cash used in investing activities	(32,361)	(4,565)
Net cash provided by financing activities	48	57

Cash provided by operating activities during the three months ended July 31, 2006 consists of a net decrease of approximately $4.5 million in other operating assets and liabilities (primarily a decrease of $7.0 million in accounts receivable, offset by an increase of $3.7 million in accrued expenses and other liabilities) and a net loss for the period of $3.7 million, offset by non-cash items of $4.5 million (primarily depreciation and amortization and stock compensation). Cash provided by operating activities during the three months ended July 31, 2005 consists of a net increase of approximately $700,000 in other operating assets and liabilities, and a net loss for the period of $3.3 million, partially offset by non-cash items of $3.2 million (primarily depreciation and amortization).

Cash used in investing activities during the three months ended July 31, 2006 resulted principally from $16.4 million of net purchases of short-term and long-term investments, $15.0 million paid, net of cash acquired, in connection with the acquisition of Prodika, and $1.0 million of purchases of property and equipment. Cash used in investing activities during the three months ended July 31, 2005 resulted principally from $3.3 million of net purchases of short-term and long-term investments and $1.2 million of purchases of property and equipment.

Cash provided by financing activities during the three months ended July 31, 2006 and 2005 was due to the issuance of common stock associated with the exercise of stock options.

We anticipate that our operating expenses will constitute a material use of our cash resources over the next twelve months, partially offset by anticipated collections of accounts receivable. We may also utilize cash resources to fund acquisitions of investments in complementary businesses, technologies or product lines. In addition, we will withhold shares to cover the minimum potential statutory withholding requirements on each of the vesting dates of our option exchange (during the quarter ended October 31, 2006) and annual performance grants (during the quarter ending April 30, 2007), and pay cash to the tax authorities in the amount of such requirements. We believe that our existing cash, cash equivalents and investments, together with our anticipated cash flows from operations, will be sufficient to meet our working capital and operating expenditure requirements for at least the next twelve months.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS 157 will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS 157 will have a material impact on our financial position, results of operations, or cash flows.

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

In July 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2008 fiscal year. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently in the process of evaluating the effect of FIN48 on our financial position and results of operations and, therefore, are unable to estimate the effect on our consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes in Interim Financial Statements”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and represents another step in the FASB’s goal to converge its standards with those issued by the International Accounting Standards Board (“IASB”). Among other changes, SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The adoption of SFAS No. 154 as of May 1, 2006 did not have a material impact on our consolidated financial statements.

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

The table below represents principal (or notional) amounts and related weighted-average interest rates by year of maturity of our investment portfolio at July 31, 2006 (in thousands, except interest rates).

	Maturing within 12 months	Maturing between 1 and 2 years	Total
Cash equivalents	$80,104	$—	$80,104
Weighted average interest rate	5.24%	—%	5.24%
Investments	$51,168	$41,793	$92,961
Weighted average interest rate	4.33%	5.24%	4.74%

Total investment securities	$131,272	$41,793	$173,065

Weighted average interest rate	4.89%	5.24%	4.97%

Item 4. Controls and Procedures

Special Committee and Audit Committee Investigations

Stock Options Review. On October 23, 2006, we concluded that prior period financial statements should be restated to record additional stock compensation expense, resulting from certain stock option grants in prior periods that were incorrectly accounted for under generally accepted accounting principles in the United States (“GAAP”). Our decision to restate our financial statements was based on a review by management and facts obtained during a voluntary independent review into our stock option grants and procedures that was conducted under the direction of a Special Committee of one independent director appointed by the Audit Committee of the Board, with the assistance of independent legal counsel. The review covered option grants made to all employees, directors and non-employees during the period from the date of our initial public offering in August 1999 to July 2006. The Special Committee found instances in which incorrect measurement dates were used to account for certain option grants. In addition, the Company found that it did not appropriately account for certain other aspects of stock compensation expense. However, this finding did not result in a material adjustment to our historical condensed consolidated financial statements. The total cumulative adjustment to stock compensation expense resulting from these findings was $69.6 million. Accordingly, in our Form 10-K for the year ended April 30, 2006 (“Fiscal 2006 Form 10-K”), the Company included restatements of the following previously filed financial statements and data (and related disclosures): (1) our condensed consolidated financial statements as of and for the fiscal years ended April 30, 2005 and 2004; (2) our selected condensed consolidated financial data as of and for the fiscal years ended April 30, 2005, 2004, 2003 and 2002; and (3) our unaudited quarterly financial data for all quarters in fiscal 2005. Please see Note 2, “Restatement of Consolidated Financial Statements,” and Note 16 “Unaudited Quarterly Consolidated Financial Data,” to the consolidated financial statements included in our Fiscal 2006 Form 10-K, and Management’s Discussion & Analysis therein, for a detailed discussion of the effect of the restatements and a period-by-period reconciliation of the adjustments.

Taiwan sales office. In addition to the restatement described above as a result of our review of our historical stock option grant practices, our consolidated financial statements included in this Form 10-Q reflect adjustments to our financial information previously reported in our press release, dated May 25, 2006, for the quarter and fiscal year ended April 30, 2006 (“Press Release”). The adjustments arose out of an investigation by our Audit Committee, as reported in our Form 8-K filed with the SEC on July 14, 2006, into certain transactions entered into by our Taiwan sales office. The investigation initially centered upon confirmation of the validity of a specific sale transaction. It was subsequently expanded to include a review of all material revenue transactions entered into by the Taiwan sales office during fiscal years 2004 through 2006 and our relationship with, and transactions entered into with and by, a reseller in Taiwan. The investigation involved interviews with key employees, resellers and customers, and review of documentation and computer files, including emails.

Upon the conclusion of this investigation we determined that approximately $632,000 of revenue that we had previously announced, in the Press Release, as revenue recognized for the fourth quarter of fiscal 2006, would be more appropriately recognized during the first quarter of fiscal 2007. The $632,000 of revenue is included in revenue for the first quarter of fiscal 2007, and is reflected in our financial statements included in this Form 10-Q. We determined that recognizing this revenue in the first quarter of fiscal 2007 was more appropriate than in the fourth quarter of fiscal 2006, based primarily on certain information uncovered during the investigation, but unknown to us at the time we first announced our results for the fourth quarter of fiscal 2006. This information includes (i) the fact that the reseller entity through which the sale occurred was partially owned by individuals who were, or who were related to, employees of our Taiwan sales office, and (ii) statements made during interviews of representatives of the end-user that created uncertainty as to whether the end user placed the order for the software with the reseller during the fourth quarter of fiscal 2006 or the first quarter of fiscal 2007. Thus, although at the time we announced our preliminary financial results for the fourth quarter of fiscal 2006, we had evidence of sell-through from the reseller to the end-user consistent with our revenue recognition policy, upon receipt of this additional information we deferred recognizing this revenue until June 2006, when additional evidence of sell-through from the reseller to the end user was received. As a result of the investigation, the Company’s management identified and reported to our Audit Committee and independent registered public accounting firm material weaknesses in the Company’s internal control over financial reporting as of April 30, 2006, as discussed in Item 9A of our Fiscal 2006 Form 10-K.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) as of July 31, 2006, which included an evaluation of disclosure controls and procedures applicable to the period covered by this Form 10-Q. Based on this evaluation, as a result of the material weaknesses in our internal control over financial reporting that we identified in our Fiscal 2006 Form 10-K, our management concluded that our disclosure controls and procedures were not effective, as of July 31, 2006, at the reasonable assurance level.

These material weaknesses related to our control environment in our Taiwan operations and our controls over reseller revenue. We did not identify any material weaknesses in our internal control over financial reporting as of April 30, 2006 as a result of our review of our historical stock option grants. In addition, we have concluded that our disclosure controls and procedures were effective as relating to our accounting for stock compensation expense as of July 31, 2006. In reaching this determination, management considered, among other things, the conclusions of the Special Committee that, while we used incorrect accounting measurement dates for certain historical stock option grants, those errors were not the result of fraud by current management, and no evidence was found raising concerns about the integrity of current management. In addition, our option grant practices improved significantly beginning in late 2003, when the last grant with a material measurement date discrepancy was made. As a result, management concluded that, although the historical control deficiencies in the accounting for stock compensation expense resulted in the restatements set forth in our Fiscal 2006 Form 10-K, as of July 31, 2006, there were effective controls designed and in place to ensure that information required to be disclosed in our reports filed or submitted under the Securities and Exchange Commission’s rules and forms is recorded, processed, summarized and reported within the time periods specified under such rules and forms.

Notwithstanding our conclusion that our disclosure controls were not effective as of July 31, 2006, at the reasonable assurance level, as a result of the material weaknesses identified related to our control environment in our Taiwan operations and in our controls over reseller revenue, we believe our unaudited condensed consolidated financial statements presented in this Form 10-Q fairly present, in all material respects, the Company’s financial position, results of operations and cash flows for all periods presented herein.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Remediation of Material Weaknesses

Since the end of our quarter ended July 31, 2006, we have taken significant actions to remediate the material weaknesses noted above, as follows: (i) our program of annual certification by our employees of compliance with our Code of Conduct has been modified to require each employee to certify that he or she is aware of, and familiar with, the Code, understands its contents, has fully complied with it and is not aware of any noncompliance therewith on the part of any other employees, and the Company has provided additional training to employees regarding the Code of Conduct; (ii) processes surrounding our quarterly certifications by our sales personnel have been modified to include additional certifications by employees concerning their understanding of, and compliance with, our revenue recognition policies, and the list of employees who provide certain other quarterly certifications has been expanded; (iii) our employee hiring background review procedures for all prospective employees now includes enhanced background review procedures; (iv) the policies concerning our qualification, retention, monitoring and evaluation of our resellers have been revised to require additional screening procedures in the review and evaluation of prospective resellers; and (v) our standard reseller agreements have been revised to require representations that the reseller is not aware of any conflicts of interest or other relationships between such reseller and us.

Limitations on the Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. In addition, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Notwithstanding these limitations, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives at the reasonable assurance level.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

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

We, as permitted under Delaware law and in accordance with our Bylaws, indemnify our officers, directors and members of our senior management for certain events or occurrences, subject to certain limits, while they were serving at our request in such capacity. In this regard, we have received, or expect to receive, requests for indemnification by certain current and former officers and directors with respect to potential liability in connection with our review of our historic stock option granting practices and the related restatement, related governmental inquiries, and shareholder derivative litigation and class action litigation described below. The maximum amount of potential future indemnification is unknown and potentially unlimited; however, we have directors’ and officers’ liability insurance policies that enable us to recover a portion of future indemnification claims paid, subject to retentions, conditions and limitations of the policies. As a result of this insurance coverage, we believe that the fair value of these indemnification claims is not material.

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

Other commitments

In connection with our acquisition of Eigner US Inc. (“Eigner”) in August 2003, we assumed a commitment to purchase consulting services from a vendor to Eigner, which commitment, totaling $273,000, provides for quarterly payments through the first quarter of our fiscal year ending April 30, 2008.

Item 1A. Risk Factors

There have been no material changes to our Risk Factors as previously disclosed in our Form 10-K for the fiscal year ended April 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission Of Matters To A Vote Of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits And Reports On Form 8-K

(a) Exhibits

3.1	Certificate of Incorporation of Agile Software Corporation, as amended to date (1)

3.2	Certificate of Elimination and Certificate of Amendment (1)

3.3	Amended and Restated Bylaws of Agile Software Corporation (2)

4.1	Specimen Common Stock Certificate (1)

4.2	Form of Rights Agreement between Agile Software Corporation and Fleet National Bank, as Rights Agent (including, as Exhibit A, the form of Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock, as Exhibit B, the form of Right Certificate, and, as Exhibit C, the Summary of Terms of Rights Agreement) (2)

31.1	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Agile’s Registration Statement on Form S-1 (Reg. No. 333-81387), declared effective on August 19, 1999.
(2)	Incorporated by reference to Agile’s Current Report on Form 8-K (file No. 000-27071), filed on April 26, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AGILE SOFTWARE CORPORATION
By:	/S/ CAROLYN V. AVER
Carolyn V. Aver Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

Date: March 5, 2007