Form 10-Q
period 2006-10-31
AGILE SOFTWARE CORP
filed 2007-03-05
CIK 1088653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

AGILE SOFTWARE CORPORATION

FORM 10-Q

OCTOBER 31, 2006

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

AGILE SOFTWARE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31, 2006	April 30, 2006 (1)
ASSETS
Current assets:
Cash and cash equivalents	$82,521	$126,749
Short-term investments	62,111	47,788
Accounts receivable, net of allowance for doubtful accounts of $1,577 and $1,788 as of October 31, 2006 and April 30, 2006, respectively	22,046	26,673
Other current assets	7,608	4,306

Total current assets	174,286	205,516

Long-term investments	42,823	28,762
Property and equipment, net	8,479	8,697
Intangible assets, net	10,992	7,052
Other assets	1,769	1,593
Goodwill	75,165	66,687

Total assets	$313,514	$318,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,999	$5,762
Accrued expenses and other liabilities	17,075	17,399
Accrued restructuring, current	1,194	2,067
Deferred revenue	26,718	29,037

Total current liabilities	52,986	54,265

Other non-current liabilities	5,185	5,753

Total liabilities	58,171	60,018

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common Stock	58	58
Additional paid-in capital	633,133	628,750
Notes receivable from stockholders	(48)	(48)
Accumulated other comprehensive loss	(589)	(728)
Accumulated deficit	(377,211)	(369,743)

Total stockholders’ equity	255,343	258,289

Total liabilities and stockholders’ equity	$313,514	$318,307

(1)	Amounts as of April 30, 2006 have been derived from audited financial statements as of that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGILE SOFTWARE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
Revenues:
License	$10,498	$10,076	$20,601	$23,477
Service	22,009	21,403	42,924	42,386

Total revenues	32,507	31,479	63,525	65,863

Cost of revenues:
License	930	835	1,656	1,607
Service (1)	10,135	10,731	19,390	22,413
Amortization of intangible assets	979	725	1,821	1,450

Total cost of revenues	12,044	12,291	22,867	25,470

Gross margin	20,463	19,188	40,658	40,393

Operating expenses:
Sales and marketing (1)	12,716	12,332	24,410	25,162
Research and development (1)	9,609	8,534	18,833	16,755
General and administrative (1)	4,715	2,868	9,107	6,314
Amortization of intangible assets	571	627	1,239	1,229
Acquired in-process technology	—	—	100	—

Total operating expenses	27,611	24,361	53,689	49,460

Loss from operations	(7,148)	(5,173)	(13,031)	(9,067)
Interest and other income, net	2,337	1,284	4,681	2,154
Gain on sale of investments	3,078	—	3,078	—

Loss before provision for income taxes	(1,733)	(3,889)	(5,272)	(6,913)
Provision for income taxes	(95)	111	56	407

Net loss	$(1,638)	$(4,000)	$(5,328)	$(7,320)

Net loss per share:
Basic and diluted	$(0.03)	$(0.07)	$(0.10)	$(0.14)

Weighted average shares	55,573	53,757	55,343	53,674

(1) The amounts in the lines above include stock compensation as follows:

Cost of service revenue	$293	$181	$508	$273
Sales and marketing	988	478	1,823	891
Research and development	363	142	595	203
General and administrative	623	206	1,228	404

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGILE SOFTWARE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended October 31,
	2006	2005
		As Restated
Cash flows from operating activities:
Net loss	$(5,328)	$(7,320)
Adjustments to reconcile net loss to net cash provided by operating activities:
Acquired in-process technology	100	—
Provision for doubtful accounts	(196)	16
Depreciation and amortization	5,088	4,797
Stock compensation	4,154	1,771
Shares withheld in payment of employee tax withholding (see Note 8 - Stock Compensation for description of this payment)	(2,140)	—
Gain on sale of investments	(3,078)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	6,115	6,153
Other assets, current and non-current	1,935	901
Accounts payable	2,045	(1,391)
Accrued expenses and other liabilities	(3,897)	(1,093)
Deferred revenue	(4,290)	(1,934)

Net cash provided by operating activities	508	1,900

Cash flows from investing activities:
Purchases of investments	(54,957)	(21,951)
Proceeds from maturities of investments	26,862	36,026
Cash paid in business combinations, net of cash acquired	(14,956)	—
Acquisition of property and equipment	(1,845)	(1,933)

Net cash (used in) provided by investing activities	(44,896)	12,142

Cash flows from financing activities:
Proceeds from issuance of common stock, net of repurchases	48	1,397

Net cash provided by financing activities	48	1,397

Effect of exchange rate changes on cash	112	(524)

Net (decrease) increase in cash and cash equivalents	(44,228)	14,915
Cash and cash equivalents at beginning of period	126,749	$81,760

Cash and cash equivalents at end of period	$82,521	$96,675

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed consolidated financial statements of Agile Software Corporation and its subsidiaries (“Agile”) have been prepared by us and reflect all adjustments (all of which are normal and recurring in nature) that, in the opinion of management, are necessary for a fair presentation of the interim periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for any subsequent period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with the Securities and Exchange Commission’s rules and regulations. These unaudited condensed consolidated financial statements and notes included herein should be read in conjunction with our audited consolidated financial statements and notes thereto for the fiscal year ended April 30, 2006 (“fiscal 2006”), included in our Annual Report on Form 10-K for fiscal 2006 (“Form 10-K”) filed with the Securities and Exchange Commission.

Concentrations of credit risk and significant customers

In the three and six months ended October 31, 2006 and 2005, none of our customers accounted for more than 10% of total revenues. As of October 31, 2006, none of our customers accounted for more than 10% of net accounts receivable and as of April 30, 2006, one customer accounted for 16% of net accounts receivable.

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

In connection with our restatement, we assessed generally whether there were other matters which should have been corrected in our previously issued financial statements. As a result, Agile made certain adjustments in our Fiscal 2006 Form 10-K to our previously filed consolidated statement of cash flows for fiscal year 2005, and the consolidated statements of cash flows included within our unaudited quarterly financial data for each of the quarters in fiscal 2005 and the first three quarters in fiscal 2006. These adjustments were primarily the result of errors in the calculation of the effect of exchange rate changes on cash balances, which principally resulted in reclassifications between cash provided by (used in) operating activities and the effect of exchange rate changes on cash. These adjustments had no impact on the total change in cash and cash equivalents within the consolidated statements of cash flows, the consolidated statements of operations or the consolidated balance sheets for the affected periods. The effects of this restatement on the Company’s consolidated financial statements for the six months ended October 31, 2005 are reflected in this Form 10-Q.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
Numerator:
Net loss	$(1,638)	$(4,000)	$(5,328)	$(7,320)

Denominator:
Weighted average shares	57,410	53,924	57,550	53,757
Weighted average unvested shares of common stock subject to forfeiture or repurchase	(1,837)	(167)	(2,207)	(83)

Denominator for basic and diluted calculation	55,573	53,757	55,343	53,674

Net loss per share:
Basic and diluted	$(0.03)	$(0.07)	$(0.10)	$(0.14)

The following table sets forth, as of the dates indicated below, potentially dilutive shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive (in thousands):

	As of October 31,
	2006	2005
Unvested common stock subject to forfeiture or repurchase	1,462	620
Options to purchase common stock	9,488	10,553

Total shares excluded	10,950	11,173

NOTE 4—COMPREHENSIVE LOSS

Comprehensive loss, which is reflected as a component of stockholders’ equity, includes net loss, unrealized gains or losses on investments, and foreign currency translation adjustments, as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
Net loss	$(1,638)	$(4,000)	$(5,328)	$(7,320)
Other comprehensive gain (loss):
Unrealized gain on investments	258	355	288	1,423
Foreign currency translation adjustment	(84)	(95)	(150)	147

Other comprehensive gain (loss)	$174	$260	$138	$1,570

Total comprehensive loss	$(1,464)	$(3,740)	$(5,190)	$(5,750)

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

The aggregate purchase price for the Prodika acquisition has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as follows (in thousands):

Tangible assets acquired:
Cash and cash equivalents	$216
Accounts receivable	1,172
Prepaid expenses and other assets	1,894
Property and equipment	328
Liabilities assumed:
Accounts payable	(143)
Accrued expenses and other liabilities	(2,210)
Deferred revenue	(1,663)
Identifiable intangible assets acquired:
In-process research and development	100
Other identifiable intangible assets:
Developed technology	4,200
Customer relationships	2,800
Goodwill	8,478

Total	$15,172

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

Goodwill

The activity within goodwill, for the six months ended October 31, 2006, is as follows (in thousands):

Balance as of April 30, 2006	$66,687
Prodika goodwill	8,478

Balance as of October 31, 2006	$75,165

We evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable.

Intangible Assets

The components of acquired identifiable intangible assets are as follows (in thousands):

	October 31, 2006			April 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Developed technologies	$13,400	$(6,686)	$6,714	$9,200	$(4,866)	$4,334
Customer relationships	9,682	(6,194)	3,488	6,882	(5,094)	1,788
Trademarks	1,200	(420)	780	1,200	(300)	900
Non-compete agreements	1,280	(1,270)	10	1,280	(1,250)	30

	$25,562	$(14,570)	$10,992	$18,562	$(11,510)	$7,052

All of our acquired identifiable intangible assets are subject to amortization and have approximate original estimated weighted-average useful lives as follows: Developed technologies—three to five years; Customer relationships—three years; Trademarks—five years; Non-compete agreements—one to two years. No significant residual value is estimated for the intangible assets.

As of October 31, 2006, the estimated future amortization expense of acquired identifiable intangible assets is as follows (in thousands):

Fiscal Years:
2007 (remaining six months)	$2,922
2008	4,928
2009	2,573
2010	569

Total	$10,992

NOTE 7—RESTRUCTURING CHARGES

From time to time, management has initiated various restructurings of our operations and facilities. These restructurings have been taken primarily in response to redundant or excess capacity brought about by acquisitions and/or significant changes in economic conditions and market demand. During the second quarter of fiscal 2003, we recorded a restructuring charge of $5.2 million (the “2003 Restructuring”). The 2003 Restructuring consisted primarily of the consolidation of excess facilities and abandonment of certain assets in connection with the consolidation of excess facilities. As of October 31, 2006, $383,000 of the 2003 Restructuring obligations remained, which represents costs related to excess facilities.

In the first quarter of fiscal 2005, we terminated approximately 15% of our employees worldwide and consolidated our Chinese development centers into a single location (the “2005 Restructuring”). In connection with the 2005 Restructuring, we recorded a restructuring charge of $2.1 million. As of October 31, 2006, $420,000 of the 2005 Restructuring obligations remained, which represents costs related to severance.

During the third and fourth quarters of fiscal 2006, we terminated 40 employees and consolidated excess facilities in Massachusetts and the United Kingdom (the “2006 Restructuring”). In connection with these actions, we incurred a restructuring charge of $2.4 million, which is comprised of severance payments of $2.1 million and facilities and asset abandonment costs of $233,000. Additionally, we reassessed our previous assumptions underlying our 2003 Restructuring related to the excess facilities charges, and, as a result, recorded an additional expense of $93,000 related to the 2003 Restructuring. As of October 31, 2006, $391,000 of the 2006 Restructuring obligations remained.

We review quarterly the assumptions used in estimating our restructuring charges, principally sublease income expectations for excess facilities and employee termination expenses. We currently do not expect our existing restructuring estimates and assumptions to change materially.

Summary of Restructuring Obligations

The significant activity within and components of the restructuring charges during the six months ended October 31, 2006 are as follows (in thousands):

	Employee Termination Costs	Facility- Related Costs	Total
Restructuring obligations at April 30, 2006	$1,529	$744	$2,273
Cash payments	(746)	(333)	(1,079)

Restructuring obligations at October 31, 2006 (1)	$783	$411	$1,194

(1)	The remaining employee termination and facility-related obligations are expected to be paid through the quarter ending October 31, 2007.

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

Under the provisions of SFAS 123R, we recorded stock compensation expense in our consolidated statement of operations for the three and six months ended October 31, 2006 of $2.3 million and $4.2 million, respectively. We utilized the Black-Scholes valuation model for estimating the fair value of the equity awards granted after the adoption of SFAS 123R, with the following weighted-average assumptions:

	Stock Option Plan				Stock Purchase Plan
	Three months ended October 31,		Six months ended October 31,		Three months ended October 31,		Six months ended October 31,
	2006	2005	2006	2005	2006	2005	2006	2005
Dividend yield	—	—	—	—	—	—	—	—
Expected volatility	53%	60%	54%	65%	36%	33%	35%	34%
Average risk-free interest rate	4.20%	3.87%	4.42%	3.65%	5.00%	3.75%	4.85%	3.54%
Expected life (in years)	5	4.5	5	4.5	1.0	0.5	1.0	0.5

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

Based on the above assumptions, the weighted-average fair values of the options granted under the stock option plans (excluding options issued under the option exchange discussed below) and shares subject to purchase under the employee stock purchase plan for the three months ended October 31, 2006 was $6.55 and $2.12 respectively. The weighted-average fair values of the options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan for the six months ended October 31, 2006 was $6.29 and $1.91 respectively.

Based on our historical experience of pre-vesting option cancellations, we have assumed an annualized forfeiture rate of 15% for our options. Under the true-up provisions of SFAS 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

Total compensation cost of fair market value options granted and par value options exercised, but not yet vested, as of October 31, 2006, was $17.9 million, which is expected to be recognized over a weighted average period of 1.5 years. Refer to Note 12 “Employee Benefit Plans” of our Fiscal 2006 Form 10-K for discussion of our stock plans.

The amortization of stock compensation under SFAS 123R is recorded in accordance with Financial Accounting Standard Board (“FASB”) Interpretation (“FIN”) No. 28 (i.e. accelerated method).

The following table summarizes activity under all stock option plans (in thousands, except for per share and contractual term amounts):

	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Balance at April 30, 2006	14,974	7,958	$6.23
Options authorized (2)	1,000	—	—
Options granted	(2,134)	2,134	0.93
Options exercised	—	(17)	2.76
Options canceled	586	(586)	2.01

Balance at October 31, 2006	14,426	9,489	$5.30	5.6	$17,624
Exercisable at October 31, 2006 (3)		8,308	$5.44	5.5	$37,669

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing price of our common stock on October 31, 2006 (i.e. $6.74) and the exercise price of the underlying options.
(2)	Under our 1995 Stock Option Plan, the number of shares available for grant is automatically increased on the first day of each fiscal year by the lesser of 1.0 million shares per year, or 5% of the number of shares of our common stock which were issued and outstanding on the last day of the preceding fiscal year or a number of shares determined by our Board of Directors.
(3)	Includes options to purchase 1.3 million shares of common stock that are exercisable prior to vesting. Shares purchased prior to vesting are subject to reacquisition by Agile in the event of termination of the optionee’s employment prior to such shares vesting.

During the three and six months ended October 31, 2006, the total intrinsic value of stock options exercised was $66,000.

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

Other commitments

In connection with our acquisition of Eigner US Inc. (“Eigner”) in August 2003, we assumed a commitment to purchase consulting services from a vendor to Eigner, which commitment, totaling $191,000, provides for quarterly payments through the first quarter of our fiscal year ending April 30, 2008.

NOTE 10—SEGMENT AND GEOGRAPHIC INFORMATION

We have one operating segment, enterprise class product lifecycle management solutions. We market our products in the United States and in foreign countries through our direct sales force and through indirect distribution channels.

The following geographic information is presented for the three and six months ended October 31, 2006 and 2005 (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
Revenues:
North America	$22,677	$22,624	$43,304	$47,309
Europe	7,811	6,761	16,066	15,621
Asia-Pacific	2,019	2,094	4,155	2,933

	$32,507	$31,479	$63,525	$65,863

No single customer accounted for 10% or more of total revenues for the three and six months ended October 31, 2006 and 2005.

The following table presents our long-lived assets by geographic location, as of the balance sheet dates (in thousands):

	October 31, 2006	April 30, 2006
Long-lived assets:
North America	$6,883	$7,135
Europe	980	1,084
Asia-Pacific	616	478

	$8,479	$8,697

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

In connection with our restatement, we assessed generally whether there were other matters which should have been corrected in our previously issued financial statements. As a result, Agile made certain adjustments in our Fiscal 2006 Form 10-K to our previously filed consolidated statement of cash flows for fiscal year 2005, and the consolidated statements of cash flows included within our unaudited quarterly financial data for each of the quarters in fiscal 2005 and the first three quarters in fiscal 2006. These adjustments were primarily the result of errors in the calculation of the effect of exchange rate changes on cash balances, which principally resulted in reclassifications between cash provided by (used in) operating activities and the effect of exchange rate changes on cash. These adjustments had no impact on the total change in cash and cash equivalents within the consolidated statements of cash flows, the consolidated statements of operations or the consolidated balance sheets for the affected periods. The effects of this restatement on the Company’s consolidated financial statements for the six months ended October 31, 2005 are reflected in this Form 10-Q.

This review, along with the investigation of our Taiwan sales office discussed below, was time-consuming, required us to incur significant additional expenses, relating to legal, accounting, tax and other professional services in connection with these matters, estimated to be approximately $4.0 million over the first three quarters of fiscal 2007, of which approximately $1.5 million was incurred and expensed in the three months ended October 31, 2006. We expect to incur significant expenses of the same nature through the remainder of fiscal 2007 in connection with the reviews and restatement, which will adversely affect our results of operations and cash flows in that period.

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

Through the acquisition of Eigner, we acquired what is now our Product Catalog, Requirements Management, Configuration Management, Engineering Collaboration and Maintenance, Repair and Overhaul products. Eigner also provided us with a stronger presence in the automotive supply chain, industrial equipment, aerospace and defense industries, as well as in certain geographic markets, such as the Central European region. Through the acquisition of TRADEC, we acquired additional functionality to our existing products, as well as new customers. Through the acquisition of Cimmetry, we acquired visual collaboration software that has become an increasingly important element of PLM solutions. As a result of our acquisition of Prodika, we have acquired product lifecycle management solutions for the consumer packaged goods industry, particularly the food and beverage sector. The results of each of these acquisitions are included in our statements of operations, beginning as of the respective acquisition date. Consequently, our consolidated results of operations for the three and six months ended October 31, 2006 and 2005 include the revenue and expenses related to Eigner, TRADEC and Cimmetry. Our consolidated results of operations for the three and six months ended October 31, 2006 also include approximately three months and four months, respectively, of revenues and expenses related to Prodika.

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

Our year-over-year revenues for the quarter increased by $1.0 million as a result of increased revenues in Europe and growth in worldwide maintenance revenue. The following also occurred in the quarter:

•	We closed our first significant Prodika license transaction.

•	We improved service margins year-over-year by $1.2 million, or 11%.

•

We maintained a cash and investments balance as of October 31, 2006 of $187.5 million, which represents a decrease of $15.8 million compared to the balance as of April 30, 2006. This decrease was principally due to the $15.0 million paid in connection with the acquisition of Prodika, which we completed in June 2006.

Due to the amortization of the intangible assets acquired as a result of the Cimmetry and Prodika acquisitions and the adoption of SFAS No. 123R effective in our first quarter of fiscal 2006, we will likely not be profitable on a GAAP basis for the foreseeable future. In addition, we have incurred significant additional expenses, relating to legal, accounting, tax and other professional services in connection with the review of our stock option grant practices and the investigation of our Taiwan sales office, estimated to be approximately $4.0 million over the first three quarters of fiscal 2007, of which approximately $1.5 million was incurred and expensed in the three months ended October 31, 2006. We expect to incur significant expenses of the same nature through the remainder of fiscal 2007 in connection with these matters, which will adversely affect our results of operations and cash flows in that period. Achieving and sustaining profitable results will depend upon a combination of careful expense management coupled with higher revenue levels. Many of our expenses are relatively fixed in the short term and there can be no assurance that we will be able to maintain expenses at target levels, or that our revenues will increase. As a result, there can be no assurance that we will achieve or maintain profitable operations in the future.

Critical Accounting Policies

We have prepared our condensed consolidated financial statements in accordance with accounting principals generally accepted in the United States of America. In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our reported revenues, loss from operations, and net loss, as well as on the value of certain assets and liabilities on our balance sheet. These estimates, assumptions and judgments about future events and their effects on our results cannot be determined with certainty, and are made based upon our historical experience and on other assumptions that are believed to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. The discussion and analysis of our financial condition and results of operations are based upon these statements. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition, allowance for doubtful accounts and sales returns, stock compensation, and business combinations and acquired intangible assets. Discussion of these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in the Form 10-K for fiscal 2006. There have been no changes to these critical accounting policies subsequent to April 30, 2006.

Results of Operations

The following table sets forth selected unaudited condensed consolidated financial data for the periods indicated, expressed as a percentage of total revenues.

	Three Months Ended October 31,		Six Months Ended October 31,
	2006	2005	2006	2005
Revenues:
License	32%	32%	32%	36%
Service	68	68	68	64

Total revenues	100	100	100	100

Cost of revenues:
License	3	3	3	3
Service (1)	31	34	30	34
Amortization of intangible assets	3	2	3	2

Total cost of revenues	37	39	36	39

Gross margin	63	61	64	61

Operating expenses:
Sales and marketing (1)	39	39	38	38
Research and development (1)	30	27	30	25
General and administrative (1)	14	9	14	10
Amortization of intangible assets	2	2	2	2
Acquired in-process technology	—	—	—	—

Total operating expenses	85	77	84	75

Loss from operations	(22)	(16)	(20)	(14)
Interest and other income, net	7	4	7	4
Gain on Sale of Investments	9	—	5	—

Income (loss) before provision for income taxes	(6)	(12)	(8)	(10)
Provision for income taxes	(1)	1	—	1

Net loss	(5)%	(13)%	(8)%	(11)%

(1) The amounts in the lines above include stock compensation as follows:

Cost of service revenue	1%	1%	1%	1%
Sales and marketing	3	1	3	1
Research and development	1	—	1	—
General and administrative	2	1	2	1

Comparison of the Three and Six Months Ended October 31, 2006 and 2005

Revenues

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

Our revenues by geographic region for the three and six months ended October 31, 2006 and 2005 are as follows (in thousands, except percentages):

	Three Months Ended October 31,		% Change	Six Months Ended October 31,		% Change
	2006	2005		2006	2005
North America	$22,677	$22,624	0%	$43,304	$47,309	(8)%
Europe	7,811	6,761	16%	16,066	15,621	3%
Asia-Pacific	2,019	2,094	(4)%	4,155	2,933	42%

Total revenues	$32,507	$31,479	3%	$63,525	$65,863	(4)%

Total revenues for the three months ended October 31, 2006 increased by $1.0 million, or 3%, from the prior-year period. This increase was primarily attributable to an increase in revenues from Europe and growth in our worldwide maintenance revenue. Total revenues for the six months ended October 31, 2006 decreased by $2.3 million, or 4%, from the prior-year period. This decrease resulted from decreases in our license revenues in North America, partially offset by increased revenues in Asia-Pacific, which includes the adjustment of $632,000 of revenue resulting from the investigation of our Taiwan sales office discussed above.

During the three months ended October 31, 2006 and 2005, revenues from customers located outside of North America were approximately 30% and 28% of total revenues, respectively. During the six months ended October 31, 2006 and 2005, revenues from customers located outside of North America were approximately 32% and 28% of total revenues, respectively.

In the three and six months ended October 31, 2006 and 2005, none of our customers accounted for more than 10% of total revenues. As of October 31, 2006, none of our customers accounted for more than 10% of net accounts receivable, and as of April 30, 2006, one customer accounted for 16% of net accounts receivable.

License Revenue

The following table sets forth a summary of our license revenue, in absolute dollars and expressed as a percentage of total revenues, for the three and six months ended October 31, 2006 and 2005 (in thousands, except percentages).

	Three Months Ended October 31,		% Change	Six Months Ended October 31,		% Change
	2006	2005		2006	2005
License revenue	$10,498	$10,076	4%	$20,601	$23,477	(12)%
As a percentage of total revenues	32%	32%		32%	36%

The increase in license revenue in absolute dollars during the three months ended October 31, 2006, compared to the prior-year period, was primarily due to an increase in license revenue in Europe, partially offset by the decrease of license revenue in Asia-Pacific. The decrease in license revenue in absolute dollars during the six months ended October 31, 2006, compared to the prior-year period, was primarily related to a decrease in the North American region of $4.2 million, due principally to fewer significant transactions in the period, partially offset by increases in license revenue from Europe and Asia-Pacific, which includes the adjustment of $632,000 of revenue resulting from the investigation of our Taiwan sales office discussed above.

Service Revenue

The following table sets forth a summary of our service revenue, in absolute dollars and expressed as a percentage of total revenues, for the three and six months ended October 31, 2006 and 2005 (in thousands, except percentages).

	Three Months Ended October 31,		% Change	Six Months Ended October 31,		% Change
	2006	2005		2006	2005
Professional service	$8,040	$8,074	0%	$15,051	$16,541	(9)%
Maintenance	13,969	13,329	5%	27,873	25,845	8%

Total service revenue	$22,009	$21,403	3%	$42,924	$42,386	1%

As a percentage of total revenues	68%	68%		68%	64%

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

Professional service revenue in absolute dollars for the three months ended October 31, 2006, compared to the prior-year period, was flat, but included the addition of Prodika professional service revenue in North America, offset by a decrease in other North America and Europe service revenue, resulting from large engagements winding down and fewer significant license transactions generating significant service engagements. The decrease in professional service revenue in absolute dollars during the six months ended October 31, 2006, compared to the prior-year period, was primarily the result of a $1.4 million decrease in professional services in Europe for the reasons noted above. Our maintenance revenue increased in all regions in the three and six months ended October 31, 2006, compared to the prior-year periods, as our customer base expanded.

Cost of Revenues

Cost of License Revenue

The following table sets forth a summary of our cost of license revenue, in absolute dollars and expressed as a percentage of total revenues, for the three and six months ended October 31, 2006 and 2005 (in thousands, except percentages).

	Three Months Ended October 31,		% Change	Six Months Ended October 31,		% Change
	2006	2005		2006	2005
Cost of license revenue	$930	$835	11%	$1,656	$1,607	3%
As a percentage of license revenue	9%	8%		8%	7%

Our cost of license revenue includes license fees due to third parties for technology integrated into or sold with our products, the cost of order processing and fulfillment and the amortization of capitalized software development costs.

The slight increases in cost of license revenue in absolute dollars and as a percentage of license revenue during the three and six months ended October 31, 2006, when compared to the prior-year periods, was primarily due to the increase in sales of products which included more embedded third-party software than we had sold in the prior-year periods.

Cost of Service Revenue

The following table sets forth a summary of our cost of service revenue, in absolute dollars and expressed as a percentage of total revenues, for the three and six months ended October 31, 2006 and 2005 (in thousands, except percentages).

	Three Months Ended October 31,		% Change	Six Months Ended October 31,		% Change
	2006	2005		2006	2005
Cost of service revenue	$9,842	$10,550	(7)%	$18,882	$22,140	(15)%
Stock compensation	293	181	62%	508	273	86%
Total cost of service revenue, including stock compensation	$10,135	$10,731	(6)%	$19,390	$22,413	(13)%
As a percentage of service revenue	46%	50%		45%	53%

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

The decrease in total cost of service revenue in absolute dollars during the three and six months ended October 31, 2006, compared to the prior-year periods, was due to a decrease in employee costs, resulting from headcount reductions in our professional services organization in our fiscal 2006 restructuring, and a decrease in third-party consulting costs, partially offset by increased employee costs as we invest in our support organization. As a percentage of service revenue, total cost of service revenue decreased in the three and six months ended October 31, 2006, compared to the prior-year periods, by four percentage points and eight percentage points, respectively, due to improved professional service margins as a result of the cost reductions mentioned above.

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

Sales and Marketing

The following table sets forth a summary of our sales and marketing expenses, in absolute dollars and expressed as a percentage of total revenues, for the three and six months ended October 31, 2006 and 2005 (in thousands, except percentages).

	Three Months Ended October 31,		% Change	Six Months Ended October 31,		% Change
	2006	2005		2006	2005
Sales and marketing	$11,728	$11,854	(1)%	$22,587	$24,271	(7)%
Stock compensation	988	478	107%	1,823	891	105%

Total sales and marketing, including stock compensation	$12,716	$12,332	3%	$24,410	$25,162	(3)%
As a percentage of total revenues	39%	39%		38%	38%

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

The increase in total sales and marketing expenses, in absolute dollars, during the three months ended October 31, 2006, compared to the prior-year period, was primarily related to the inclusion of $400,000 of such expenses for Prodika and a $500,000 increase in stock compensation expense resulting principally from new options granted in the fourth quarter of fiscal 2006, offset by a decrease in compensation and benefits due to a reduction in headcount resulting from the 2006 restructuring. The decrease in total sales and marketing expenses, in absolute dollars, during the six months ended October 31, 2006, compared to the prior-year period, was primarily due to a $1.4 million decrease in compensation and benefits, associated with lower license revenue and a decrease in headcount resulting from our fiscal 2006 restructuring, a one-time $400,000 benefit from an employment tax settlement in the United Kingdom and a decrease in outside services, offset by the inclusion of $500,000 of expenses for Prodika and a $800,000 increase in stock compensation expense for the reason noted above.

Research and Development

The following table sets forth a summary of our research and development expenses, in absolute dollars and expressed as a percentage of total revenues, for the three and six months ended October 31, 2006 and 2005 (in thousands, except percentages).

	Three Months Ended October 31,		%Change	Six Months Ended October 31,		%Change
	2006	2005		2006	2005
Research and development	$9,246	$8,392	10%	$18,238	$16,552	10%
Stock compensation	363	142	156%	595	203	193%

Total research and development, including stock compensation	$9,609	$8,534	13%	$18,833	$16,755	12%
As a percentage of total revenues	30%	27%		30%	25%

In addition to the common recurring expenditures mentioned above, our research and development expenses consist of costs associated with the development of new products, enhancements to existing products, and quality assurance procedures. These costs primarily consist of employee salaries, benefits, consulting costs and the cost of software development tools and equipment.

The increase in total research and development expenses, in absolute dollars, during the three months ended October 31, 2006, compared to the prior-year period, resulted principally from a $900,000 increase in compensation and benefit costs related to the inclusion of such expenses for Prodika and from work being performed on the next releases of our products, and a $200,000 increase in stock compensation expense resulting principally from new options granted in the fourth quarter of fiscal 2006. The increase in total research and development expenses, in absolute dollars, during the six months ended October 31, 2006, compared to the prior-year period, resulted principally from a $1.6 million increase in compensation and benefit costs related to the inclusion of such expenses for Prodika and from work being performed on the next releases of our products, and a $400,000 increase in stock compensation expense for the reason noted above.

General and Administrative

The following table sets forth a summary of our general and administrative expenses, in absolute dollars and expressed as a percentage of total revenues, for the three and six months ended October 31, 2006 and 2005 (in thousands, except percentages).

	Three Months Ended October 31,		%Change	Six Months Ended October 31,		%Change
	2006	2005		2006	2005
General and administrative	$4,092	$2,662	54%	$7,879	$5,910	33%
Stock compensation	623	206	202%	1,228	404	204%

Total general and administrative, including stock compensation	$4,715	$2,868	64%	$9,107	$6,314	44%
As a percentage of total revenues	14%	9%		14%	10%

In addition to the common recurring expenditures mentioned above, our general and administrative expenses consist primarily of compensation and benefits costs, including stock compensation, for executive, finance, human resources, legal and administrative personnel, bad debt expense, and other costs associated with being a publicly held company, including SEC and Sarbanes-Oxley compliance (which, in this quarter, included substantial costs relating to the review of our historic stock option grant practices and investigation of our Taiwan sales office), director compensation and, from time to time, litigation expenses.

The increase in total general and administrative expenses during the three months ended October 31, 2006, compared to the prior-year period, was due to $1.5 million in outside consulting and legal fees, relating primarily to the review of our stock option grant practices, and a $400,000 increase in stock compensation expense resulting principally from new options granted in the fourth quarter of fiscal 2006. The increase in total general and administrative expenses during the six months ended October 31, 2006, compared to the prior-year period, was due to $2.4 million in outside consulting and legal fees, primarily relating to the review of our stock option grant practices and investigation of our Taiwan sales office, and a $800,000 increase in stock compensation expense for the reason noted above, offset by a decrease in bad debt.

We expect total general and administrative expenses to include significant costs associated with, or resulting from, the investigations described above for the remainder of fiscal 2007.

Amortization of Intangible Assets

The following table sets forth a summary of our amortization of intangible assets, in absolute dollars and expressed as a percentage of total revenues, for the three and six months ended October 31, 2006 and 2005 (in thousands, except percentages).

	Three Months Ended October 31,		% Change	Six Months Ended October 31,		% Change
	2006	2005		2006	2005
Amortization of intangible assets	$1,550	$1,352	15%	$3,060	$2,679	14%
As a percentage of total revenues	5%	4%		5%	4%

The increase in the amortization of intangible assets, in absolute dollars, during the three and six months ended October 31, 2006, compared to the prior-year period, was primarily related to the acquisition of Prodika in June 2006.

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

The components of acquired identifiable intangible assets are as follows (in thousands):

	October 31, 2006			April 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible Assets:
Developed technologies	$13,400	$(6,686)	$6,714	$9,200	$(4,866)	$4,334
Customer relationships	9,682	(6,194)	3,488	6,882	(5,094)	1,788
Trademarks	1,200	(420)	780	1,200	(300)	900
Non-compete agreements	1,280	(1,270)	10	1,280	(1,250)	30

	$25,562	$(14,570)	$10,992	$18,562	$(11,510)	$7,052

As of October 31, 2006, the estimated future amortization expense of acquired intangible assets is as follows (in thousands):

Fiscal Years:
2007 (remaining six months)	$2,922
2008	4,928
2009	2,573
2010	569

Total	$10,992

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

Interest and Other Income, Net

	Three Months Ended October 31,		% Change	Six Months Ended October 31,		% Change
	2006	2005		2006	2005
Interest and other income, net	$2,337	$1,284	82%	$4,681	$2,154	117%
As a percentage of total revenues	7%	4%		7%	4%

Interest and other income, net consists of interest earned on cash, cash equivalents, and investments, as well as foreign exchange transaction gains and losses and other miscellaneous non-operating transactions.

The increase in interest and other income, net during the three and six months ended October 31, 2006, compared to the prior-year periods, was due principally to substantially higher interest rates and, to a lesser extent, the positive impact of remeasurements of unhedged foreign currency payables.

Gain on Sale of Investment

The following table sets forth a summary of our gain on sale of investment in absolute dollars and expressed as a percentage of total revenues for the three and six months ended October 31, 2006 and 2005 (in thousands, except percentages).

	Three Months Ended October 31,		% Change	Six Months Ended October 31,		% Change
	2006	2005		2006	2005
Gain on sale of investments	$3,078	$—	100%	$3,078	$—	100%
As a percentage of total revenues	9%			5%	—

In October 2006, we sold our minority stake in a company and recorded a related gain of $3.1 million. The associated receivable is classified within other current assets in our condensed consolidated balance sheet as of October 31, 2006.

Provision for Income Taxes

	Three Months Ended October 31,		% Change	Six Months Ended October 31,		% Change
	2006	2005		2006	2005
Provision for income taxes	$(95)	$111	(186)%	$56	$407	(86)%
Effective tax rate	(5)%	3%		1%	6%

The benefit for income taxes during the three months ended October 31, 2006 resulted from a $300,000 settlement with the Japanese tax authorities for previously paid withholding taxes, offset by our provision for income taxes.

Our provision for income taxes primarily reflects actual taxes associated with our international operations, since we incurred net losses in all periods presented. As a result, even though our effective tax rate for all periods presented above have been consistently low, it may not continue in the future. Other than the provision for foreign taxes and, to a lesser extent, provision for state income taxes and US deferred tax liabilities, no provision for income taxes has been recorded since our inception because we have incurred net losses in all periods. We have recorded a valuation allowance for the full amount of our net deferred tax assets, including our net operating loss carryforwards and tax credits, as sufficient uncertainty exists regarding our ability to realize the deferred tax asset balance.

Liquidity and Capital Resources

Overview

Our principal source of liquidity consists of cash, cash equivalents and investments, as follows (in thousands):

	October 31, 2006	April 30, 2006
Cash and cash equivalents	$82,521	$126,749
Short-term and long-term investments	104,934	76,550

	$187,455	$203,299

Our cash, cash equivalents, and investments are generally placed with high credit quality financial institutions, commercial companies and government agencies in order to limit the amount of credit exposure. As of October 31, 2006, our working capital was $121.3 million and our days sales outstanding was 62 days.

Cash Flows

In summary, our cash flows for the six months ended October 31, 2006 and 2005 were as follows (in thousands):

	Six Months Ended October 31,
	2006	2005
		As Restated
Net cash provided by operating activities	$508	$1,900
Net cash provided by (used in) investing activities	(44,896)	12,142
Net cash provided by financing activities	48	1,397

Cash provided by operating activities during the six months ended October 31, 2006 consists primarily of a net decrease of approximately $1.9 million in other operating assets and liabilities and a net loss for the period of $5.3 million, partially offset by non-cash items of $3.9 million (primarily depreciation and amortization and stock compensation, shares withheld in payment of employee tax withholding for vested stock options, and a $3.1 million gain on sale of investments). Cash provided by operating activities during the six months ended October 31, 2005 consists of a net decrease of approximately $2.6 million in other operating assets and liabilities and a net loss for the period of $7.3 million, partially offset by non-cash items of $6.6 million (primarily depreciation and amortization).

Cash used in investing activities during the six months ended October 31, 2006 resulted primarily from $28.1 million of net purchases of short-term and long-term investments, $15.0 million paid, net of cash acquired, for the acquisition of Prodika, and $1.8 million for the purchases of property and equipment. Cash provided by investing activities during the six months ended October 31, 2005 resulted primarily from $14.1 million of net proceeds from the sale of short-term and long-term investments, partially offset by $1.9 million for the purchases of property and equipment.

Cash provided by financing activities during the six months ended October 31, 2006 was due to the issuance of common stock associated with the exercise of stock options. Cash provided by financing activities during the six months ended October 31, 2005 due to the issuance of common stock through our employee stock purchase plan (“ESPP”), and the purchase of the underlying shares, and the exercise of stock options totaling $1.4 million. During all of the quarter ended October 31, 2006, we were unable to permit the exercise of stock options or purchases under the ESPP.

We anticipate that our operating expenses will constitute a material use of our cash resources over the next twelve months, partially offset by anticipated collections of accounts receivable and a receivable related to the gain on sale of investments noted above. We may also utilize cash resources to fund acquisitions of investments in complementary businesses, technologies or product lines. In addition, we will withhold shares to cover the minimum potential statutory withholding requirements on each of the vesting dates of our option exchange (during the three months ending July 31, 2007) and annual performance grants (during the three months ending April 30, 2007), and pay cash to the tax authorities in the amount of such requirements. We believe that our existing cash, cash equivalents and investments, together with our anticipated cash flows from operations, will be sufficient to meet our working capital and operating expenditure requirements for at least the next twelve months.

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

In September 2006, the SEC Staff released Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides guidance on the process of quantifying materiality of financial statement misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006, with early application for the first interim period ending after November 15, 2006. We do not expect the adoption of SAB 108 will have a material impact on our financial position, results of operations, or cash flows.

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

The table below represents principal (or notional) amounts and related weighted-average interest rates by year of maturity of our investment portfolio at October 31, 2006 (in thousands, except interest rates).

	Maturing within 12 months	Maturing between 1 and 2 years	Total
Cash equivalents	$64,760	$—	$64,760
Weighted average interest rate	5.26%	—%	5.26%
Investments	$62,111	$42,823	$104,934
Weighted average interest rate	4.78%	5.30%	4.99%

Total investment securities	$126,871	$42,823	$169,694

Weighted average interest rate	5.03%	5.30%	5.09%

Item 4. Controls and Procedures

Disclosure Controls and Internal Controls

Our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has a responsibility for establishing and maintaining adequate disclosure and internal controls over our financial reporting. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (the “Exchange Act”) such as this quarterly report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures that are designed with the objective of providing reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with GAAP.

Evaluation of Our Disclosure Controls and Internal Controls

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of October 31, 2006, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our CEO and CFO concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation described above that occurred during our fiscal quarter ended October 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except as follows. In connection with our remediation of the material weaknesses in our internal control over financial reporting that we identified in our Form 10-K for our fiscal year ended April 30, 2006, related to our control environment in Taiwan and our controls over reseller revenue, we took the following actions during the quarter: (i) we modified our program of annual certification by our employees of compliance with our Code of Conduct to require each employee to certify that he or she is aware of, and familiar with, the Code, understands its contents, has fully complied with it and is not aware of any noncompliance therewith on the part of any other employees, and the Company has provided additional training to employees regarding the Code of Conduct; (ii) we modified our processes surrounding our quarterly certifications by our sales personnel to include additional certifications by employees concerning their understanding of, and compliance with, our revenue recognition policies, and the list of employees who provide certain other quarterly certifications has been expanded; (iii) our employee hiring background review procedures for all prospective employees now includes enhanced background review procedures; (iv) we revised the policies concerning our qualification, retention, monitoring and evaluation of our resellers to require additional screening procedures in the review and evaluation of prospective resellers; and (v) we revised our standard reseller agreements to require representations that the reseller is not aware of any conflicts of interest or other relationships between such reseller and us.

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

Other commitments

In connection with our acquisition of Eigner US Inc. (“Eigner”) in August 2003, we assumed a commitment to purchase consulting services from a vendor to Eigner, which commitment, totaling $191,000, provides for quarterly payments through the first quarter of our fiscal year ending April 30, 2008.

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