Form 10-Q
period 2007-01-31
AGILE SOFTWARE CORP
filed 2007-03-19
CIK 1088653

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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

The number of shares of Common Stock of Agile Software Corporation issued and outstanding as of January 31, 2007 was 57,239,759.

AGILE SOFTWARE CORPORATION

FORM 10-Q

JANUARY 31, 2007

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

AGILE SOFTWARE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	January 31, 2007	April 30, 2006 (1)
ASSETS
Current assets:
Cash and cash equivalents	$96,190	$126,749
Short-term investments	68,253	47,788
Accounts receivable, net of allowance for doubtful accounts of $1,321 and $1,788 as of January 31, 2007 and April 30, 2006, respectively	22,158	26,673
Other current assets	5,259	4,306

Total current assets	191,860	205,516

Long-term investments	30,104	28,762
Property and equipment, net	7,744	8,697
Intangible assets, net	9,522	7,052
Other assets	1,879	1,593
Goodwill	75,165	66,687

Total assets	$316,274	$318,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,271	$5,762
Accrued expenses and other liabilities	18,122	17,399
Accrued restructuring, current	1,081	2,067
Deferred revenue	31,724	29,037

Total current liabilities	59,198	54,265
Other non-current liabilities	4,520	5,753

Total liabilities	63,718	60,018

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common Stock	58	58
Additional paid-in capital	636,336	628,750
Notes receivable from stockholders	(48)	(48)
Accumulated other comprehensive loss	(776)	(728)
Accumulated deficit	(383,014)	(369,743)

Total stockholders’ equity	252,556	258,289

Total liabilities and stockholders’ equity	$316,274	$318,307

(1)	Amounts as of April 30, 2006 have been derived from audited financial statements as of that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGILE SOFTWARE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
Revenues:
License	$11,465	$13,405	$32,066	$36,882
Service	21,723	19,397	64,648	61,783

Total revenues	33,188	32,802	96,714	98,665

Cost of revenues:
License	1,135	842	2,791	2,449
Service (1)	10,254	9,840	29,645	32,253
Amortization of intangible assets	967	726	2,787	2,176

Total cost of revenues	12,356	11,408	35,223	36,878

Gross margin	20,832	21,394	61,491	61,787

Operating expenses:
Sales and marketing (1)	13,045	12,376	37,454	37,538
Research and development (1)	9,632	8,923	28,467	25,678
General and administrative (1)	5,987	3,239	15,094	9,553
Amortization of intangible assets	503	627	1,743	1,856
Acquired in-process technology	—	—	100	—
Restructuring charges	—	1,729	—	1,729

Total operating expenses	29,167	26,894	82,858	76,354

Loss from operations	(8,335)	(5,500)	(21,367)	(14,567)
Interest and other income, net	2,422	1,597	7,103	3,751
Gain on sale of investments	—	—	3,078	—

Loss before provision for income taxes	(5,913)	(3,903)	(11,186)	(10,816)
Provision for income taxes	(137)	237	(82)	644

Net loss	$(5,776)	$(4,140)	$(11,104)	$(11,460)

Net loss per share:
Basic and diluted	$(0.10)	$(0.08)	$(0.20)	$(0.21)

Weighted average shares	55,802	54,808	55,496	54,052

(1) The amounts in the lines above include stock compensation as follows:

Cost of service revenue	$388	$144	$896	$417
Sales and marketing	1,385	462	3,208	1,353
Research and development	531	123	1,127	326
General and administrative	899	207	2,127	611

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AGILE SOFTWARE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended January 31,
	2007	2006
		As Restated
Cash flows from operating activities:
Net loss	$(11,104)	$(11,460)
Adjustments to reconcile net loss to net cash provided by operating activities:
Acquired in-process technology	100	—
Provision for doubtful accounts	(318)	16
Depreciation and amortization	7,574	7,239
Stock compensation	7,358	2,707
Shares withheld in payment of employee tax withholding (see Note 8—Stock Compensation for a description of these payments)	(2,168)	(2,695)
Gain on sale of investments	(3,078)	—
Non-cash portion of restructuring charges	—	265
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	6,283	3,929
Other assets, current and non-current	1,054	360
Accounts payable	2,226	(663)
Accrued expenses and other liabilities	(3,392)	1,070
Deferred revenue	148	1,019

Net cash provided by operating activities	4,683	1,787

Cash flows from investing activities:
Purchases of investments	(76,258)	(32,123)
Proceeds from maturities and sale of investments	57,782	51,987
Cash paid in business combination, net of cash acquired	(14,956)	—
Acquisition of property and equipment	(2,169)	(2,391)

Net cash (used in) provided by investing activities	(35,601)	17,473

Cash flows from financing activities:
Proceeds from issuance of common stock, net of repurchases	48	1,582

Net cash provided by financing activities	48	1,582

Effect of exchange rate changes on cash	311	(524)

Net (decrease) increase in cash and cash equivalents	(30,559)	20,318
Cash and cash equivalents at beginning of period	126,749	$81,760

Cash and cash equivalents at end of period	$96,190	$102,078

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

Concentrations of credit risk and significant customers

In the three and nine months ended January 31, 2007 and 2006, none of our customers accounted for more than 10% of total revenues. As of January 31, 2007, none of our customers accounted for more than 10% of net accounts receivable and, as of April 30, 2006, one customer accounted for 16% of net accounts receivable.

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

In connection with our restatement, we assessed generally whether there were other matters which should have been corrected in our previously issued financial statements. As a result, Agile made certain adjustments in our Fiscal 2006 Form 10-K to our previously filed consolidated statement of cash flows for fiscal year 2005, and the consolidated statements of cash flows included within our unaudited quarterly financial data for each of the quarters in fiscal 2005 and the first three quarters in fiscal 2006. These adjustments were primarily the result of errors in the calculation of the effect of exchange rate changes on cash balances, which principally resulted in reclassifications between cash provided by (used in) operating activities and the effect of exchange rate changes on cash. These adjustments had no impact on the total change in cash and cash equivalents within the consolidated statements of cash flows, the consolidated statements of operations or the consolidated balance sheets for the affected periods. The effects of this restatement on the Company’s consolidated financial statements for the nine months ended January 31, 2006 are reflected in this Form 10-Q.

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

The following table sets forth the computation of basic and diluted net loss per share for the periods indicated (in thousands, except per share amounts):

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
Numerator:
Net loss	$(5,776)	$(4,140)	$(11,104)	$(11,460)

Denominator:
Weighted average shares	57,247	55,974	57,449	54,440
Weighted average unvested shares of common stock subject to forfeiture or repurchase	(1,445)	(1,166)	(1,953)	(388)

Denominator for basic and diluted calculation	55,802	54,808	55,496	54,052

Net loss per share:
Basic and diluted	$(0.10)	$(0.08)	$(0.20)	$(0.21)

The following table sets forth, as of the dates indicated below, potentially dilutive shares of common stock that are not included in the diluted net loss per share calculation above because to do so would be anti-dilutive (in thousands):

	As of January 31,
	2007	2006
Unvested common stock subject to forfeiture or repurchase	1,423	1,748
Options to purchase common stock	9,475	7,792

Total shares excluded	10,898	9,540

NOTE 4—COMPREHENSIVE LOSS

Comprehensive loss, which is reflected as a component of stockholders’ equity, includes net loss, unrealized gains or losses on investments, and foreign currency translation adjustments, as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
Net loss	$(5,776)	$(4,140)	$(11,104)	$(11,460)
Other comprehensive (loss) gain:
Unrealized (loss) gain on investments	(36)	139	252	1,562
Foreign currency translation adjustment	(151)	(98)	(300)	49

Other comprehensive (loss) gain	(187)	41	(48)	1,611

Total comprehensive loss	$(5,963)	$(4,099)	$(11,152)	$(9,849)

NOTE 5—BUSINESS COMBINATIONS

On June 30, 2006, we acquired Prodika, Inc. (“Prodika”), a provider of PLM solutions for the consumer packaged goods (“CPG”) industry, particularly the food and beverage sector. Under the terms of the acquisition, we paid $15.0 million in cash to acquire all of the outstanding capital stock of Prodika. In addition, we may have to pay additional consideration, in the form of an earnout, of up to $12.5 million, subject to our recording certain license revenues, from sales of certain products, through January, 2008. We have funded the $15.0 million upfront portion of the purchase price from our cash and investments and expect to fund any earnout payments from the same source. Prior to the acquisition, we had no direct relationship with Prodika.

The transaction was accounted for under the purchase method of accounting and, accordingly, the results of operations of Prodika are included in the accompanying consolidated statements of operations since the acquisition date. Pro forma results of operations have not been presented because the effects were not material to our overall results.

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The aggregate purchase price for the Prodika acquisition has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition—see table below. The net tangible assets acquired and liabilities assumed in the acquisition, as discussed further below, were recorded at the fair value, which approximated the carrying amounts at the acquisition date. We determined the valuation of the identifiable intangible assets using future revenue assumptions and a valuation analysis from an independent appraiser. The amounts allocated to the identifiable intangible assets were determined through established valuation techniques accepted in the technology and software industries. In calculating the value of the acquired in-process research and development (“IPR&D”), we gave consideration to relevant market size and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by us and our competitors, individual product sales cycles, and the estimated lives of each of the products derived from the underlying technology. The value of the acquired IPR&D reflects the relative value and contribution of the acquired research and development. Consideration was given to the stage of completion, the complexity of the work completed to date, the difficulty of completing the remaining development, costs already incurred, and the expected cost to complete the project in determining the value assigned to the acquired IPR&D. The amounts allocated to the acquired IPR&D were immediately expensed in the period the acquisition was completed because the projects associated with the IPR&D efforts had not yet reached technological feasibility and no future alternative uses existed for the technology. The income approach, which includes an analysis of the cash flows and risks associated with achieving such cash flows, was the primary technique utilized in valuing the other identifiable intangible assets. Key assumptions included discount factors ranging from 20% to 22%, estimates of revenue growth, maintenance renewal rates, cost of sales, operating expenses and taxes. Through the acquisition of Prodika, we have acquired product lifecycle management solutions for the consumer packaged goods industry, particularly the food and beverage sector. This is consistent with our strategy to expand the capability and functionality of our solutions and expand into additional vertical markets. These factors have contributed to a purchase price in excess of fair market value of the Prodika identified tangible and intangible assets acquired. The excess purchase price was allocated to goodwill. Any additional consideration paid subsequent to the acquisition pursuant to the earnout will be allocated to goodwill. The amount of certain assets and liabilities presented below are based on preliminary valuations and are subject to adjustment, pending final valuation.

The aggregate purchase price for the Prodika acquisition has been allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition as follows (in thousands):

Tangible assets acquired:
Cash and cash equivalents	$216
Accounts receivable	1,172
Prepaid expenses and other assets	1,894
Property and equipment	328
Liabilities assumed:
Accounts payable	(143)
Accrued expenses and other liabilities	(2,210)
Deferred revenue	(1,663)
Identifiable intangible assets acquired:
In-process research and development	100
Other identifiable intangible assets:
Developed technology	4,200
Customer relationships	2,800
Goodwill	8,478

Total	$15,172

NOTE 6—GOODWILL AND INTANGIBLE ASSETS

Goodwill

The activity within goodwill, for the nine months ended January 31, 2007, is as follows (in thousands):

Balance as of April 30, 2006	$66,687
Prodika goodwill	8,478

Balance as of January 31, 2006	$75,165

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We evaluate goodwill for impairment at least annually or more frequently if events and changes in circumstances suggest that the carrying amount may not be recoverable.

As of January 31, 2007, $26.5 million of goodwill was deductible for tax purposes over lives ranging from ten to nineteen years.

Intangible Assets

The components of acquired identifiable intangible assets are as follows (in thousands):

	As of January 31, 2007				As of April 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Term (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Term (years)
Intangible Assets:
Developed technologies	$13,400	$(7,653)	$5,747	1.1	$9,200	$(4,866)	$4,334	0.7
Customer relationships	9,682	(6,627)	3,055	2.1	6,882	(5,094)	1,788	1.4
Trademarks	1,200	(480)	720	3.0	1,200	(300)	900	3.8
Non-compete agreements	1,280	(1,280)	—	—	1,280	(1,250)	30	0.8

	$25,562	$(16,040)	$9,522	1.6	$18,562	$(11,510)	$7,052	1.3

All of our acquired identifiable intangible assets are subject to amortization and have approximate original estimated useful lives as follows: developed technologies—three to five years; customer relationships—three years; trademarks—five years; non-compete agreements—one to two years. No significant residual value is estimated for the intangible assets.

As of January 31, 2007, the estimated future amortization expense of acquired identifiable intangible assets is as follows (in thousands):

Fiscal Years:
2007 (remaining three months)	$1,452
2008	4,928
2009	2,573
2010	569

Total	$9,522

NOTE 7—RESTRUCTURING CHARGES

From time to time, management has initiated various restructurings of our operations and facilities. These restructurings have been taken primarily in response to redundant or excess capacity brought about by acquisitions and/or significant changes in economic conditions and market demand. During the second quarter of fiscal 2003, we recorded a restructuring charge of $5.2 million (the “2003 Restructuring”). The 2003 Restructuring consisted primarily of the consolidation of excess facilities and abandonment of certain assets in connection with the consolidation of excess facilities. As of January 31, 2007, $274,000 of the 2003 Restructuring obligations remained, which represents costs related to excess facilities.

In the first quarter of fiscal 2005, we terminated approximately 15% of our employees worldwide and consolidated our Chinese development centers into a single location (the “2005 Restructuring”). In connection with the 2005 Restructuring, we recorded a restructuring charge of $2.1 million. As of January 31, 2007, $420,000 of the 2005 Restructuring obligations remained, which represents costs related to severance.

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the third and fourth quarters of fiscal 2006, we terminated 40 employees and consolidated excess facilities in Massachusetts and the United Kingdom (the “2006 Restructuring”). In connection with these actions, we incurred a restructuring charge of $2.4 million, which is comprised of severance payments of $2.1 million and facilities and asset abandonment costs of $233,000. Additionally, we reassessed our previous assumptions underlying our 2003 Restructuring related to the excess facilities charges, and, as a result, recorded an additional expense of $93,000 related to the 2003 Restructuring. As of January 31, 2007, $387,000 of the 2006 Restructuring obligations remained.

We review quarterly the assumptions used in estimating our restructuring charges, principally sublease income expectations for excess facilities and employee termination expenses. We currently do not expect our existing restructuring estimates and assumptions to change materially.

Summary of Restructuring Obligations

The significant activity within and components of the restructuring charges during the nine months ended January 31, 2007 are as follows (in thousands):

	Employee Termination Costs	Facility- Related Costs	Total
Restructuring obligations at April 30, 2006	$1,529	$744	$2,273
Cash payments	(746)	(446)	(1,192)

Restructuring obligations at January 31, 2007 (1)	$783	$298	$1,081

(1)	The remaining employee termination and facility-related obligations are expected to be paid through the quarter ending October 31, 2007.

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

Under the provisions of SFAS 123R, we recorded stock compensation expense in our consolidated statement of operations for the three and nine months ended January 31, 2007 of $3.2 million and $7.4 million, respectively. We utilized the Black-Scholes valuation model for estimating the fair value of the equity awards granted after the adoption of SFAS 123R, with the following weighted-average assumptions:

	Stock Option Plan				Stock Purchase Plan
	Three months ended January 31,		Nine months ended January 31,		Three months ended January 31,		Nine months ended January 31,
	2007	2006	2007	2006	2007	2006	2007	2006
Dividend yield	—	—	—	—	—	—	—	—
Expected volatility	50%	56%	52%	61%	36%	34%	35%	34%
Average risk-free interest rate	4.83%	4.37%	4.61%	3.98%	5.00%	4.30%	4.90%	3.76%
Expected life (in years)	5.0	4.5	5.0	4.5	1.0	0.5	1.0	0.5

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

Based on the above assumptions, the weighted-average fair values of the options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan for the three months ended January 31, 2007 was $5.11

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

and $2.12, respectively. The weighted-average fair values of the options granted under the stock option plans and shares subject to purchase under the employee stock purchase plan for the nine months ended January 31, 2007 was $6.25 and $1.97, respectively.

Based on our historical experience of pre-vesting option cancellations, we have assumed an annualized forfeiture rate of 15% for our options. Under the true-up provisions of SFAS 123R, we will record additional expense if the actual forfeiture rate is lower than we estimated, and will record a recovery of prior expense if the actual forfeiture is higher than we estimated.

Total compensation cost of fair market value options granted and par value options exercised, but not yet vested as of January 31, 2007, was $14.4 million, which is expected to be recognized over a weighted average period of 1.4 years. Refer to Note 12, “Employee Benefit Plans”, of our Fiscal 2006 Form 10-K for discussion of our stock plans.

The amortization of stock compensation under SFAS 123R is recorded in accordance with Financial Accounting Standard Board (“FASB”) Interpretation (“FIN”) No. 28 (i.e. accelerated method).

The following table summarizes activity under all stock option plans during the nine months ended January 31, 2007 (in thousands, except for per share and contractual term amounts):

	Shares Available for Grant	Number Outstanding	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (1)
Balance at April 30, 2006	14,974	7,958	$6.23
Options authorized (2)	1,000	—	—
Options granted	(2,167)	2,167	0.95
Options exercised	—	(17)	2.76
Options canceled	633	(633)	2.03

Balance at January 31, 2007	14,440	9,475	$5.31	5.3	$14,561
Exercisable, January 31, 2007 (3)		8,377	$5.44	5.2	$12,330

(1)	The aggregate intrinsic value on this table was calculated based on the positive difference between the closing price of our common stock on January 31, 2007 (i.e. $6.26) and the exercise price of the underlying options.
(2)	Under our 1995 Stock Option Plan, the number of shares available for grant is automatically increased on the first day of each fiscal year by the lesser of 1.0 million shares per year, or 5% of the number of shares of our common stock which were issued and outstanding on the last day of the preceding fiscal year or a number of shares determined by our Board of Directors.
(3)	Includes options to purchase 1.3 million shares of common stock that are exercisable prior to vesting. Shares purchased prior to vesting are subject to reacquisition by Agile in the event of termination of the optionee’s employment prior to such shares vesting.

During the nine months ended January 31, 2007, the total intrinsic value of stock options exercised was $66,000.

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

These new options granted to U.S. employees were immediately exercisable for restricted stock and could only be exercised through November 30, 2005. On each vesting date of the restricted stock, we withheld sufficient shares to cover the minimum statutory tax withholding requirements, based on the market value of our common stock at the time of vesting. As a result, the number of shares of restricted stock outstanding decreased by the number of shares withheld to cover the tax obligation arising on each vesting date, and Agile made a cash payment to the Internal Revenue Service and state tax authorities to cover the applicable withholding taxes.

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following geographic information is presented for the three and nine months ended January 31, 2007 and 2006 (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
Revenues:
North America	$22,171	$22,787	$65,476	$70,096
Europe	9,349	8,160	25,414	23,781
Asia-Pacific	1,668	1,855	5,824	4,788

	$33,188	$32,802	$96,714	$98,665

No single customer accounted for 10% or more of total revenues for the three and nine months ended January 31, 2007 or 2006.

The following table presents our long-lived assets by geographic location, as of the balance sheet dates (in thousands):

	January 31, 2007	April 30, 2006
Long-lived assets:
North America	$6,176	$7,135
Europe	961	1,084
Asia-Pacific	607	478

	$7,744	$8,697

AGILE SOFTWARE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

NOTE 11—SUBSEQUENT EVENTS

Nasdaq Delisting

As a result of the delayed filing of our periodic reports with the SEC, on August 1, 2006, we received a Nasdaq staff determination letter indicating that we had failed to comply with the filing requirement for continued listing set forth in Nasdaq Marketplace Rule 4310(c)(14), due to our failure to timely file our Fiscal 2006 Form 10-K, and that our securities are, therefore, subject to delisting from the Nasdaq Global Market. We received and announced two additional Nasdaq staff determination letters with respect to our failure to timely file our Quarterly Reports on Form 10-Q for the first and second quarters of fiscal 2007. We requested and subsequently attended a hearing before the Nasdaq Listing Qualifications Panel (“Listing Panel”), which was held on September 14, 2006, to appeal the staff determination and presented a plan to cure both filing deficiencies and regain compliance. On October 11, 2006, Nasdaq notified us that the exception had been granted, and that it would continue to list our shares on the Nasdaq Global Market, provided that we file our Fiscal 2006 Form 10-K, our Form 10-Q for the first quarter of fiscal 2007, and all required restatements on or before January 8, 2007. Although we were unable to meet this condition by January 8, 2007, the Nasdaq Listing and Hearing Review Council (“Listing Council”), pursuant to its discretionary authority under Marketplace Rule 4807(b), has decided to review the decision of the Listing Panel, and has stayed the decision to suspend our securities from trading, pending further action by the Listing Council. Upon the filing of our Fiscal 2006 Form 10-K and our Form 10-Q for our quarters ended July 31, 2006 and October 31, 2006 on March 5, 2007, we became current with our filing requirements under the Securities and Exchange Act of 1934 and, as a result, expect that we should no longer be subject to delisting from the Nasdaq Global Market.

Item 2.	Management’s Discussion & Analysis of Financial Condition and Results of Operations

The information in this discussion contains forward-looking statements (within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended). Such statements are based upon current expectations that involve risks and uncertainties, and we undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this report. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. For example, words such as “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continue,” “strategy,” “believes,” “anticipates,” “plans,” “expects,” “intends,” and similar expressions are intended to identify forward-looking statements. Our actual results and the timing of certain events may differ materially from those reflected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the Risk Factors section included in our Form 10-K for the year ended April 30, 2006 (“Fiscal 2006 Form 10-K”). The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this report. Our fiscal year ends on April 30 of each year.

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

In connection with our restatement, we assessed generally whether there were other matters which should have been corrected in our previously issued financial statements. As a result, Agile made certain adjustments in our Fiscal 2006 Form 10-K to our previously filed consolidated statement of cash flows for fiscal year 2005, and the consolidated statements of cash flows included within our unaudited quarterly financial data for each of the quarters in fiscal 2005 and the first three quarters in fiscal 2006. These adjustments were primarily the result of errors in the calculation of the effect of exchange rate changes on cash balances, which principally resulted in reclassifications between cash provided by (used in) operating activities and the effect of exchange rate changes on cash. These adjustments had no impact on the total change in cash and cash equivalents within the consolidated statements of cash flows, the consolidated statements of operations or the consolidated balance sheets for the affected periods. The effects of this restatement on the Company’s consolidated financial statements for the nine months ended January 31, 2006 are reflected in this Form 10-Q.

This review, along with the investigation of our Taiwan sales office discussed below, was time-consuming, and required us to incur significant additional expenses, relating to legal, accounting, tax and other professional services in connection with these matters, which were approximately $4.0 million during the first three quarters of fiscal 2007, of which approximately $1.6 million was incurred and expensed in the quarter ended January 31, 2007. We expect to incur significant expenses of the same nature through the remainder of fiscal 2007 in connection with the reviews and restatement, which will adversely affect our results of operations and cash flows in that period.

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

We believe that understanding the following key developments is helpful to an understanding of our operating results for the first three quarters of fiscal 2007.

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

The results of each of these acquisitions are included in our statements of operations, beginning as of the respective acquisition date. Consequently, our consolidated results of operations for the three and nine months ended January 31, 2007 and 2006 include the revenue and expenses related to Eigner, TRADEC and Cimmetry. Our consolidated results of operations for the three and nine months ended January 31, 2007 also include three months and seven months, respectively, of revenues and expenses related to Prodika.

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

Our year-over-year revenues for the quarter increased by $400,000 as a result of increased revenues in Europe and growth in worldwide maintenance revenue, partially offset by a decrease in North America revenues. The following also occurred in the quarter:

•	We closed two transactions resulting in license revenues of approximately $1.0 million each.

•	We improved service margins year-over-year by $1.9 million, or 20%, primarily as a result of cost reductions realized from the 2006 Restructuring.

•

We maintained a cash, cash equivalents and investments balance as of January 31, 2007 of $194.5 million, which represents a decrease of $8.8 million compared to the balance as of April 30, 2006. This decrease was principally due to the $15.0 million paid in connection with the acquisition of Prodika in June 2003, partially offset by cash provided by operating activities for the nine months ended January 31, 2007 of $4.7 million and the collection of $3.1 million from the sale of an investment.

Due to the amortization of the intangible assets acquired as a result of the Cimmetry and Prodika acquisitions and the adoption of SFAS No. 123R effective in our first quarter of fiscal 2006, we will likely not be profitable on a GAAP basis for the foreseeable future. In addition, we have incurred significant additional expenses, relating to legal, accounting, tax and other professional services in connection with the review of our stock option grant practices and the investigation of our Taiwan sales office discussed below, which were approximately $4.0 million during the first three quarters of fiscal 2007, of which approximately $1.6 million was incurred and expensed in the quarter ended January 31, 2007. We expect to incur significant expenses of the same nature through the remainder of fiscal 2007 in connection with these matters, which will adversely affect our results of operations and cash flows in that period. Achieving and sustaining profitable results will depend upon a combination of careful expense management coupled with higher revenue levels. Many of our expenses are relatively fixed in the short term and there can be no assurance that we will be able to maintain expenses at target levels, or that our revenues will increase.

Critical Accounting Policies

We have prepared our condensed consolidated financial statements in accordance with accounting principals generally accepted in the United States of America. In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant impact on our reported revenues, loss from operations, and net loss, as well as on the value of certain assets and liabilities on our balance sheet. These estimates, assumptions and judgments about future events and their effects on our results cannot be determined with certainty, and are made based upon our historical experience and on other assumptions that are believed to be reasonable under the circumstances. These estimates may change as new events occur or additional information is obtained, and we may periodically be faced with uncertainties, the outcomes of which are not within our control and may not be known for a prolonged period of time. The discussion and analysis of our financial condition and results of operations are based upon these statements. While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition, allowance for doubtful accounts and sales returns, stock compensation, and business combinations and acquired intangible assets. Discussion of these critical accounting policies may be found in the “Management’s Discussion & Analysis of Financial Condition and Results of Operations” section included in our Fiscal 2006 Form 10-K. There have been no changes to these critical accounting policies subsequent to April 30, 2006.

Results of Operations

The following table sets forth selected unaudited condensed consolidated financial data for the periods indicated, expressed as a percentage of total revenues.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2007	2006	2007	2006
Revenues:
License	35%	41%	33%	37%
Service	65	59	67	63

Total revenues	100	100	100	100

Cost of revenues:
License	3	3	3	2
Service (1)	31	30	30	33
Amortization of intangible assets	3	2	3	2

Total cost of revenues	37	35	36	37

Gross margin	63	65	64	63

Operating expenses:
Sales and marketing (1)	39	38	39	38
Research and development (1)	29	27	29	26
General and administrative (1)	18	10	16	10
Amortization of intangible assets	2	2	2	2
Acquired in-process technology	—	—	—	—
Restructuring and other charges	—	5	—	2

Total operating expenses	88	82	86	78

Loss from operations	(25)	(17)	(22)	(15)
Interest and other income, net	7	5	7	4
Gain on Sale of Investments	—	—	3	—

Loss before provision for income taxes	(18)	(12)	(12)	(11)
Provision for income taxes	(1)	1	—	1

Net loss	(17)%	(13)%	(12)%	(12)%

(1) The amounts in the lines above include stock compensation as follows:

Cost of service revenue	1%	—%	1%	1%
Sales and marketing	4	1	3	1
Research and development	2	—	1	—
General and administrative	3	1	2	1

Comparison of the Three and Nine Months Ended January 31, 2007 and 2006

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

Our revenues by geographic region for the three and nine months ended January 31, 2007 and 2006 are as follows (in thousands, except percentages):

	Three Months Ended January 31,		%	Nine Months Ended January 31,		%
	2007	2006	Change	2007	2006	Change
North America	$22,171	$22,787	(3%)	$65,476	$70,096	(7%)
Europe	9,349	8,160	15%	25,414	23,781	7%
Asia-Pacific	1,668	1,855	(10%)	5,824	4,788	22%

Total revenues	$33,188	$32,802	1%	$96,714	$98,665	(2%)

Total revenues for the three months ended January 31, 2007 increased by $400,000, or 1%, from the prior-year period. This increase was primarily attributable to an increase in revenues from Europe and growth in our worldwide maintenance revenue, partially offset by a decrease in North America revenues. Total revenues for the nine months ended January 31, 2006 decreased by $2.0 million, or 2%, from the prior-year period. This decrease primarily resulted from decreases in our license revenues in North America, partially offset by increased revenues in Europe and Asia-Pacific, which includes the adjustment of $632,000 of revenue resulting from the investigation of our Taiwan sales office discussed above.

During the three months ended January 31, 2007 and 2006, revenues from customers located outside of North America were approximately 33% and 31% of total revenues, respectively. During the nine months ended January 31, 2007 and 2006, revenues from customers located outside of North America were approximately 32% and 29% of total revenues, respectively.

In the three and nine months ended January 31, 2007 and 2006, none of our customers accounted for more than 10% of total revenues. As of January 31, 2007, none of our customers accounted for more than 10% of net accounts receivable, and, as of April 30, 2006, one customer accounted for 16% of net accounts receivable.

License Revenue

The following table sets forth a summary of our license revenue, in absolute dollars and expressed as a percentage of total revenues, for the three and nine months ended January 31, 2007 and 2006 (in thousands, except percentages).

	Three Months Ended January 31,		%	Nine Months Ended January 31,		%
	2007	2006	Change	2007	2006	Change
License revenue	$11,465	$13,405	(14%)	$32,066	$36,882	(13%)
As a percentage of total revenues	35%	41%		33%	37%

The decrease in license revenue during the three months ended January 31, 2007, compared to the prior-year period, was primarily due to a decrease of $1.8 million in North America. The decrease in license revenue during the nine months ended January 31, 2007, compared to the prior-year period, was primarily related to a decrease in North America of $6.0 million, partially offset by an increase in license revenue of $1.3 million in Europe.

Service Revenue

The following table sets forth a summary of our service revenue, in absolute dollars and expressed as a percentage of total revenues, for the three and nine months ended January 31, 2007 and 2006 (in thousands, except percentages).

	Three Months Ended January 31,		%	Nine Months Ended January 31,		%
	2007	2006	Change	2007	2006	Change
Professional service	$7,369	$6,466	14%	$22,420	$23,008	(3%)
Maintenance	14,354	12,931	11%	42,228	38,775	9%

Total service revenue	$21,723	$19,397	12%	$64,648	$61,783	5%

As a percentage of total revenues	65%	59%		67%	63%

Service revenue includes fees earned and, to a lesser extent, reimbursable expenses incurred in connection with consulting, software implementation and training services we provide to our customers, as well as fees from software maintenance agreements we offer. Service revenue inherently lags behind the related license revenue as the service engagements and maintenance (and the related revenue) commence after the initial license sale. As a result, the impact of license revenue on professional service revenue tends to be delayed by one to two quarters. Additionally, our maintenance revenue in any given period is derived from a larger customer base than our license revenue in that period. Therefore, maintenance revenue is more affected by the number of maintenance contracts renewed and annual maintenance price increases than it is by the amount of license sales in any given quarter.

Professional service revenue, in absolute dollars, for the three months ended January 31, 2007, compared to the prior-year period, increased due to the addition of Prodika professional service revenue in North America. The decrease in professional service revenue, in absolute dollars, during the nine months ended January 31, 2007, compared to the prior-year period, was primarily the result of a $1.3 million decrease in professional services in Europe, resulting from large engagements winding down and fewer significant license transactions generating significant service engagements, partially offset by an increase in North America due to the addition of Prodika professional service revenue. Our maintenance revenue increased in all regions in the three and nine months ended January 31, 2007, compared to the prior-year periods, as our customer base expanded.

For the three months ending April 30, 2007, we expect service revenue to increase slightly, when compared with our results for the three months ended January 31, 2006. We expect that service revenue will, to some extent, increase or decrease in relation to our license revenue.

Cost of Revenues

Cost of License Revenue

The following table sets forth a summary of our cost of license revenue, in absolute dollars and expressed as a percentage of total revenues, for the three and nine months ended January 31, 2007 and 2006 (in thousands, except percentages).

	Three Months Ended January 31,		%	Nine Months Ended January 31,		%
	2007	2006	Change	2007	2006	Change
Cost of license revenue	$1,135	$842	35%	$2,791	$2,449	14%
As a percentage of license revenue	10%	6%		9%	7%

Our cost of license revenue includes license fees due to third parties for technology integrated into or sold with our products, the cost of order processing and fulfillment and the amortization of capitalized software development costs.

The increases in cost of license revenue, in absolute dollars and as a percentage of license revenue, during the three and nine months ended January 31, 2007, when compared to the prior-year periods, was primarily due to the increase in sales of products which included more embedded third-party software than we had sold in the prior-year periods, principally with respect to one transaction in the three months ended January 31, 2007.

In the future, we expect cost of license revenue in absolute dollars to track our overall license revenue. We expect cost of license revenue as a percentage of license revenue to fluctuate somewhat, depending upon the amount of embedded third-party software sold in any particular period.

Cost of Service Revenue

The following table sets forth a summary of our cost of service revenue, in absolute dollars and expressed as a percentage of total revenues, for the three and nine months ended January 31, 2007 and 2006 (in thousands, except percentages).

	Three Months Ended January 31,		%	Nine Months Ended January 31,		%
	2007	2006	Change	2007	2006	Change
Cost of service revenue	$9,866	$9,696	2%	$28,749	$31,836	(10%)
Stock compensation	388	144	169%	896	417	115%

Total cost of service revenue, including stock compensation	$10,254	$9,840	4%	$29,645	$32,253	(8%)
As a percentage of service revenue	47%	51%		46%	52%

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

The increase in total cost of service revenue, in absolute dollars, during the three months ended January 31, 2007, compared to the prior-year period, was due to increased employee costs related to our support organization, as we continued to invest in that area, partially offset by a decrease in employee costs related to our professional services organization resulting from headcount reductions due to the 2006 Restructuring, and a decrease in third-party consulting costs. The decrease in total cost of service revenue, in absolute dollars, during the nine months ended January 31, 2007, compared to the prior-year period, was due to a decrease in employee costs related to our professional service organization, for the reason noted above, and a decrease in third-party consulting costs, partially offset by increased employee costs related to our support organization, as we continued to invest in that area. As a percentage of service revenue, cost of service revenue decreased in the three and nine months ended January 31, 2007, compared to the prior-year periods, by four percentage point and six percentage points, respectively, due to improved professional service margins as a result of the cost reductions mentioned above.

For the three months ending April 30, 2007, we expect total cost of service revenue, in absolute dollars, to increase when compared to the results for the three months ended January 31, 2007.

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

Sales and Marketing

The following table sets forth a summary of our sales and marketing expenses, in absolute dollars and expressed as a percentage of total revenues, for the three and nine months ended January 31, 2007 and 2006 (in thousands, except percentages).

	Three Months Ended January 31,		%	Nine Months Ended January 31,		%
	2007	2006	Change	2007	2006	Change
Sales and marketing	$11,660	$11,914	(2%)	$34,246	$36,185	(5%)
Stock compensation	1,385	462	200%	3,208	1,353	137%

Total sales and marketing, including stock compensation	$13,045	$12,376	5%	$37,454	$37,538	0%
As a percentage of total revenues	39%	38%		39%	38%

In addition to the common recurring expenditures mentioned above, our sales and marketing expenses include expenditures specific to the sales group, such as sales related commissions, and expenditures specific to the marketing group, such as public relations and advertising, trade shows, marketing collateral and materials, and customer user group meetings, net of fees assessed for attendance.

The increase in total sales and marketing expenses, in absolute dollars, during the three months ended January 31, 2007, compared to the prior-year period, was primarily related to a $900,000 increase in stock compensation expense, resulting principally from new options granted in the fourth quarter of fiscal 2006 and the second quarter of fiscal 2007, and the inclusion of $600,000 of expenses related to Prodika, offset by a $600,000 decrease in variable compensation and benefits due to lower license revenue and a reduction in headcount, resulting from the 2006 Restructuring. Total sales and marketing expenses, in absolute dollars, during the nine months ended January 31, 2007, compared to the prior-year period, was essentially flat, but included a $1.9 million increase in stock compensation expense for the reason noted above and $1.7 million of expenses related to Prodika, offset by a $2.7 million decrease in variable compensation and benefits, due to lower license revenue and a decrease in headcount resulting from the 2006 Restructuring, a $800,000 decrease in outside services and a one-time $400,000 benefit from an employment tax settlement in the United Kingdom.

For the three months ending April 30, 2007, we expect total sales and marketing expenses, in absolute dollars, to increase slightly when compared to the results for the three months ended January 31, 2007.

Research and Development

The following table sets forth a summary of our research and development expenses, in absolute dollars and expressed as a percentage of total revenues, for the three and nine months ended January 31, 2007 and 2006 (in thousands, except percentages).

	Three Months Ended January 31,		%	Nine Months Ended January 31,		%
	2007	2006	Change	2007	2006	Change
Research and development	$9,101	$8,800	3%	$27,340	$25,352	8%
Stock compensation	531	123	332%	1,127	326	246%

Total research and development, including stock compensation	$9,632	$8,923	8%	$28,467	$25,678	11%
As a percentage of total revenues	29%	27%		29%	26%

In addition to the common recurring expenditures mentioned above, our research and development expenses consist of costs associated with the development of new products, enhancements to existing products, and quality assurance procedures. These costs primarily consist of employee salaries, benefits, consulting costs and the cost of software development tools and equipment.

The increase in total research and development expenses, in absolute dollars, during the three months ended January 31, 2007, compared to the prior-year period, resulted principally from the inclusion of $400,000 of such expenses related to Prodika and a $400,000 increase in stock compensation expense resulting principally from new options granted in the fourth quarter of fiscal 2006 and the second quarter of fiscal 2007. The increase in total research and development expenses, in absolute dollars, during the nine months ended January 31, 2007, compared to the prior-year period, was due to the inclusion of $1.0 million of such expenses related to Prodika, a $800,000 increase in stock compensation expense for the reason noted above and, in general, from work being performed on the next releases of our products.

For the three months ending April 30, 2007, we expect total research and development expenses, in absolute dollars, to increase slightly when compared with our results for the three months ended January 31, 2007.

General and Administrative

The following table sets forth a summary of our general and administrative expenses, in absolute dollars and expressed as a percentage of total revenues, for the three and nine months ended January 31, 2007 and 2006 (in thousands, except percentages).

	Three Months Ended January 31,		%	Nine Months Ended January 31,		%
	2007	2006	Change	2007	2006	Change
General and administrative	$5,088	$3,032	68%	$12,967	$8,942	45%
Stock compensation	899	207	334%	2,127	611	248%

Total general and administrative, including stock compensation	$5,987	$3,239	85%	$15,094	$9,553	58%
As a percentage of total revenues	18%	10%		16%	10%

In addition to the common recurring expenditures mentioned above, our general and administrative expenses consist primarily of compensation and benefits costs, including stock compensation, for executive, finance, human resources, legal and administrative personnel, bad debt expense, and other costs associated with being a publicly held company, including SEC and Sarbanes-Oxley compliance, director compensation and, from time to time, investigation and litigation expenses.

The increase in total general and administrative expenses during the three months ended January 31, 2007, compared to the prior-year period, was primarily due to approximately $1.6 million in outside consulting and legal fees, relating primarily to the review of our stock option grant practices, and a $700,000 increase in stock compensation expense resulting principally from new options granted in the fourth quarter of fiscal 2006 and the second quarter of fiscal 2007. The increase in total general and administrative expenses during the nine months ended January 31, 2007, compared to the prior-year period, was primarily due to approximately $4.0 million in outside consulting and legal fees, primarily relating to the review of our stock option grant practices and review of our Taiwan sales office, and a $1.5 million increase in stock compensation expense for the reason noted above.

For the three months ending April 30, 2007, we expect total general and administrative expenses, in absolute dollars, to decrease when compared to our results for the three months ended January 31, 2007.

Amortization of Intangible Assets

The following table sets forth a summary of our amortization of intangible assets, in absolute dollars and expressed as a percentage of total revenues, for the three and nine months ended January 31, 2007 and 2006 (in thousands, except percentages).

	Three Months Ended January 31,		%	Nine Months Ended January 31,		%
	2007	2006	Change	2007	2006	Change
Amortization of intangible assets	$1,470	$1,353	9%	$4,530	$4,032	12%
As a percentage of total revenues	4%	4%		5%	4%

The increase in the amortization of intangible assets, in absolute dollars, during the three and nine months ended January 31, 2007, compared to the prior-year period, was primarily related to the acquisition of Prodika in June 2006.

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

The components of acquired identifiable intangible assets are as follows (in thousands):

	As of January 31, 2007				As of April 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Term (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Remaining Term (years)
Intangible Assets:
Developed technologies	$13,400	$(7,653)	$5,747	1.1	$9,200	$(4,866)	$4,334	0.7
Customer relationships	9,682	(6,627)	3,055	2.1	6,882	(5,094)	1,788	1.4
Trademarks	1,200	(480)	720	3.0	1,200	(300)	900	3.8
Non-compete agreements	1,280	(1,280)	—	—	1,280	(1,250)	30	0.8

	$25,562	$(16,040)	$9,522	1.6	$18,562	$(11,510)	$7,052	1.3

As of January 31, 2007, the estimated future amortization expense of acquired intangible assets is as follows (in thousands):

Fiscal Years:
2007 (remaining three months)	$1,452
2008	4,928
2009	2,573
2010	569

Total	$9,522

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

Restructuring Charges

The following table sets forth a summary of our restructuring charges, in absolute dollars and expressed as a percentage of total revenues, for the three and nine months ended January 31, 2007 and 2006 (in thousands, except percentages).

	Three Months Ended January 31,		%	Nine Months Ended January 31,		%
	2007	2006	Change	2007	2006	Change
Restructuring and other charges	$—	$1,729	(100%)	$—	$1,729	(100%)
As a percentage of total revenues	—	5%		—	2%

From time to time, management has initiated various restructurings of our operations and facilities. These restructurings have been taken primarily in response to redundant or excess capacity brought about by acquisitions and/or significant changes in economic conditions and market demand. During the second quarter of fiscal 2003, we recorded a restructuring charge of $5.2 million (the “2003 Restructuring”). The 2003 Restructuring consisted primarily of the consolidation of excess facilities and abandonment of certain assets in connection with the consolidation of excess facilities. As of January 31, 2007, $274,000 of the 2003 Restructuring obligations remained, which represents costs related to excess facilities.

In the first quarter of fiscal 2005, we terminated approximately 15% of our employees worldwide and consolidated our Chinese development centers into a single location (the “2005 Restructuring”). In connection with the 2005 Restructuring, we recorded a restructuring charge of $2.1 million. As of January 31, 2007, $420,000 of the 2005 Restructuring obligations remained, which represents costs related to severance.

During the third and fourth quarters of fiscal 2006, we terminated 40 employees and consolidated excess facilities in Massachusetts and the United Kingdom (the “2006 Restructuring”). In connection with these actions, we incurred a restructuring charge of $2.4 million, which is comprised of severance payments of $2.1 million and facilities and asset abandonment costs of $233,000. Additionally, we reassessed our previous assumptions underlying our 2003 Restructuring related to the excess facilities charges, and, as a result, recorded an additional expense of $93,000 related to the 2003 Restructuring. As of January 31, 2007, $387,000 of the 2006 Restructuring obligations remained.

We review quarterly the assumptions used in estimating our restructuring charges, principally sublease income expectations for excess facilities and employee termination expenses. We currently do not expect our existing restructuring estimates and assumptions to change materially.

The significant activity within and components of the restructuring charges during the nine months ended January 31, 2007 are as follows (in thousands):

	Employee Termination Costs	Facility- Related Costs	Total
Restructuring obligations at April 30, 2006	$1,529	$744	$2,273
Cash payments	(746)	(446)	(1,192)

Restructuring obligations at January 31, 2007 (1)	$783	$298	$1,081

(1)	The remaining employee termination and facility-related obligations are expected to be paid through the quarter ending October 31, 2007.

Interest and Other Income, Net

The following table sets forth a summary of our interest and other income, net, in absolute dollars and expressed as a percentage of total revenues, for the three and nine months ended January 31, 2007 and 2006 (in thousands, except percentages).

	Three Months Ended January 31,		%	Nine Months Ended January 31,		%
	2007	2006	Change	2007	2006	Change
Interest and other income, net	$2,422	$1,597	52%	$7,103	$3,751	89%
As a percentage of total revenues	7%	5%		7%	4%

Interest and other income, net consists of interest earned on cash, cash equivalents, and investments, as well as foreign exchange transaction gains and losses and other miscellaneous non-operating transactions.

The increase in interest and other income, net during the three and nine months ended January 31, 2007, compared to the prior-year periods, was due principally to substantially higher interest rates and, to a lesser extent, the positive impact of remeasurements of unhedged foreign currency payables.

For the three months ending April 30, 2007, we expect interest and other income, net to remain relatively flat as interest income tracks short term interest rates.

Gain on Sale of Investment

In October 2006, we sold our minority stake in a company and recorded a related gain of $3.1 million. The associated receivable was collected in the quarter ended January 31, 2007.

Provision for Income Taxes

The following table sets forth a summary of our provision for income taxes, in absolute dollars, for the three and nine months ended January 31, 2007 and 2006 (in thousands, except percentages).

	Three Months Ended January 31,		%	Nine Months Ended January 31,		%
	2007	2006	Change	2007	2006	Change
Provision for income taxes	$(137)	$237	(158%)	$(82)	$644	(113%)
Effective tax rate	(2%)	6%		(1%)	6%

Our provision for income taxes primarily reflects actual taxes associated with our international operations, since we incurred net losses in all periods presented. As a result, even though our effective tax rate for all periods presented above have been consistently low, it may not continue in the future. Other than the provision for foreign taxes and, to a lesser extent, provision for state income taxes and US deferred tax liabilities, no provision for income taxes has been recorded since our inception because we have incurred net losses in all fiscal years. We have recorded a valuation allowance for the full amount of our net deferred tax assets, including our net operating loss carryforwards and tax credits, as sufficient uncertainty exists regarding our ability to realize the deferred tax asset balance.

The benefit for income taxes during the three months ended January 31, 2007 resulted from additional prior and current year Canadian research and development credits of $400,000 recognized as a result of a refinement of our estimates of qualifying costs and projects, partially offset by current period international tax expense. The benefit for income taxes in the nine months ended January 31, 2007 also included a $300,000 settlement with the Japanese tax authorities for previously paid withholding taxes, partially offset by current period international tax expense.

Liquidity and Capital Resources

Overview

Our principal source of liquidity consists of cash, cash equivalents and investments, as follows (in thousands):

	January 31, 2007	April 30, 2006
Cash and cash equivalents	$96,190	$126,749
Short-term and long-term investments	98,357	76,550

	$194,547	$203,299

Our cash, cash equivalents, and investments are generally placed with high credit quality financial institutions, commercial companies and government agencies in order to limit the amount of credit exposure. As of January 31, 2007, our working capital was $132.7 million and our days sales outstanding was 61 days.

Cash Flows

In summary, our cash flows for the nine months ended January 31, 2007 and 2006 were as follows (in thousands):

	Nine Months Ended January 31,
	2007	2006
		As Restated
Net cash provided by operating activities	$4,683	$1,787
Net cash (used in) provided by investing activities	(35,601)	17,473
Net cash provided by financing activities	48	1,582

Cash provided by operating activities during the nine months ended January 31, 2007 was primarily due to a net loss for the period of $11.1 million, offset by reconciling items of $9.5 million (primarily representing non-cash charges) and cash inflows from a net decrease of approximately $6.3 million in other operating assets and liabilities. Cash provided by operating activities during the nine months ended January 31, 2006 was due to a net loss for the period of $11.5 million, offset by reconciling items of $7.5 million (primarily representing non-cash charges for depreciation and amortization) and cash inflows from a net decrease of approximately $5.7 million in other operating assets and liabilities.

Cash used in investing activities during the nine months ended January 31, 2007 resulted from $21.5 million of net purchases of short-term and long-term investments, $15.0 million paid, net of cash acquired, for the acquisition of Prodika and $2.2 million paid for purchases of property and equipment, offset by the receipt of $3.1 million from the sale of an investment. Cash provided by investing activities during the nine months ended January 31, 2006 resulted from $19.9 million of net proceeds from the sale of short-term and long-term investments, offset by $2.4 million for purchases of property and equipment.

Cash provided by financing activities during the nine months ended January 31, 2007 was due to the issuance of common stock associated with the exercise of stock options. During the quarters ended October 31, 2006 and January 31, 2007, we were unable to permit the exercise of stock options or purchases under our employee stock purchase plan (“ESPP”). Cash provided by financing activities during the nine months ended January 31, 2006 was due to the issuance of common stock through our ESPP, and the exercise of stock options with an aggregate purchase price of $1.6 million.

We anticipate that our operating expenses will constitute a material use of our cash resources over the next twelve months, partially offset by anticipated collections of accounts receivable. We may also utilize cash resources to fund acquisitions of investments in complementary businesses, technologies or product lines. In addition, we will withhold shares to cover the minimum potential statutory withholding requirements on each of the vesting dates of shares of common stock subject to repurchase and pay cash to the tax authorities in the amount of such requirements. We believe that our existing cash, cash equivalents and investments, together with our anticipated cash flows from operations, will be sufficient to meet our working capital and operating expenditure requirements for at least the next twelve months.

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

In July 2006, FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2008 fiscal year. The differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption will be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently in the process of evaluating the effect of FIN 48 on our financial position and results of operations and, therefore, are unable to estimate the effect on our consolidated financial statements.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes in Interim Financial Statements”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and represents another step in the FASB’s goal to converge its standards with those issued by the International Accounting Standards Board (“IASB”). Among other changes, SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The adoption of SFAS No. 154 as of May 1, 2006 has not had a material impact on our consolidated financial statements.

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

The table below represents principal (or notional) amounts and related weighted-average interest rates by year of maturity of our investment portfolio at January 31, 2007 (in thousands, except interest rates).

	Maturing within 12 months	Maturing between 1 and 2 years	Total
Cash equivalents	$70,226	$—	$70,226
Weighted average interest rate	5.28%	—%	5.28%
Investments	68,253	30,104	98,357
Weighted average interest rate	5.02%	5.33%	5.11%

Total investment securities	$138,479	$30,104	$168,583

Weighted average interest rate	5.15%	5.33%	5.18%

Item 4.	Controls and Procedures

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

Evaluation of Our Disclosure Controls and Internal Controls

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of January 31, 2007, the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our CEO and CFO concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal controls over financial reporting identified in connection with the evaluation described above that occurred during our fiscal quarter ended January 31, 2007 and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to our Risk Factors as previously disclosed in our Fiscal 2006 Form 10-K.

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

AGILE SOFTWARE CORPORATION

By:	/S/ CAROLYN V. AVER
Carolyn V. Aver
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

Date:	March 19, 2007